Form 10-K
period 2021-12-31
Owl Rock Technology Income Corp.
filed 2022-03-25
CIK 1869453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 801-113628

OWL ROCK TECHNOLOGY INCOME CORP.

(Exact Name of Registrant as Specified in its Charter)

Maryland	87-1346173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Park Avenue, 38th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 419-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Class S Common Stock, par value $0.01 per share

Class D Common Stock, par value $0.01 per share

Class I Common Stock, par value $0.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management`s assessment of the effectiveness of its internal control over financial reporting under Section 4040(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. YES ☐ NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of common stock held by non-affiliates as of June 30, 2021 has not been provided because there is no established market for the registrant`s shares of common stock.

As of March 25, 2022, the registrant had 15,100 shares of Class I common stock, $0.01, par value per share, outstanding.

i

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Owl Rock Technology Income Corp. (the “Company,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•
an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
•
an economic downturn could also impact availability and pricing of our financing and our ability to access the debt and equity capital markets;
•
a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•
the impact of the “COVID-19” pandemic, and related changes in base interest rates and significant market volatility on our business, our portfolio companies, our industry and the global economy, including as a result of recent supply chain disruptions;
•
interest rate volatility, including the decommissioning of LIBOR, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•
our future operating results;
•
our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
•
the impact of interest and inflation rates on our business prospects and the prospects of our portfolio companies;
•
our contractual arrangements and relationships with third parties;
•
the ability of our portfolio companies to achieve their objectives;
•
competition with other entities and our affiliates for investment opportunities;
•
the speculative and illiquid nature of our investments;
•
the use of borrowed money to finance a portion of our investments as well as any estimates regarding potential use of leverage;
•
the adequacy of our financing sources and working capital;
•
the loss of key personnel;
•
the timing of cash flows, if any, from the operations of our portfolio companies;
•
the ability of Owl Rock Technology Advisors II LLC (“the Adviser” or “our Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•
the ability of the Adviser to attract and retain highly talented professionals;
•
our ability to qualify for and maintain our tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);
•
the effect of legal, tax and regulatory changes, including the Coronavirus Aid, Relief and Economic Security Act signed into law in December 2020 and the American Rescue Plan Act of 2021, signed into law in March 2021; and
•
other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I

Item 1. Business.

Our Company

Owl Rock Technology Income Corp., was formed on June 22, 2021 as a corporation under the laws of the State of Maryland. We are an externally managed, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). We intend to elect to be treated, and intend to qualify annually, as a RIC under the Internal Revenue Code of 1986, as amended (the "Code"), for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements. As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described herein. We will not invest more than 30% of our total assets in companies whose principal place of business is outside the United States. See “— Regulation as a Business Development Company” and “— Certain U.S. Federal Income Tax Considerations.”

We are externally managed by the Adviser, which is a registered investment adviser with the SEC. The Adviser is an indirect subsidiary of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Since our Adviser's affiliates began its investment activities in April 2016 through December 31, 2021, our Adviser or its affiliates have originated $51.2 billion aggregate principal amount of investments across multiple industries, of which $48.2 billion of aggregate principal amount of investments prior to any subsequent exists or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

The Company was formed primarily to originate and make loans to, and make debt and equity investments in, a broad range of established and high growth technology related companies that are capitalizing on the large and growing demand for technology products and services. These companies use technology extensively to improve their business processes, applications and opportunities or seek to grow through technological developments and innovations. These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet and digital media. Within each industry or sector, we intend to invest in companies that are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes, to solve problems. We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our total assets in such businesses.

Our investment objective is to generate current income and capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. We may hold our investments directly or through special purpose vehicles. We expect to leverage Blue Owl's, and in particular, the Adviser's investment team's extensive network of relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $50 million and that are backed by venture capital firms or private equity firms that are active investors in and have an expertise in technology companies and technology-related industries. We expect that our target investments typically will range in size between $20 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, with a lesser allocation to equity related opportunities. We expect that our investment size will vary with the size of our capital base and we anticipate that our average investment size will be 1-2% of our entire portfolio with no investment size greater than 5%.

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities. To a lesser extent, we may make investments in syndicated loan opportunities, including publicly traded debt instruments, for cash management purposes. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our shareholders. These investments may include high-yield bonds and broadly-syndicated loans. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

We use the term “covenant-lite” to generally refer to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

We intend to classify our debt investments as “traditional financing” or “growth capital” based on a number of factors. Traditional financings are typically senior secured loans primarily in the form of first lien loans (including “unitranche” loans, which are loans that combine both senior and subordinated debt, generally in a first lien position) and second lien loans. In connection with our senior secured loans, we generally receive a security interest in certain of the assets of the borrower and consequently such assets serve as collateral in support of the repayment of such senior secured loans. Growth capital investments are typically unsecured obligations of the borrower, and might be structured as unsecured indebtedness, convertible bonds, convertible equity, preferred equity, and common equity.

We seek to limit the downside potential of our investments by negotiating covenants in connection with our investments consistent with preservation of our capital. Such restrictions may include affirmative covenants (including reporting requirements), negative covenants (including financial covenants), lien protection, change of control provisions and board rights, including either observation rights or rights to a seat on the board under some circumstances. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.

We rely on an exemptive order issued to an affiliate of the Adviser that permits us to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. We are offering on a best efforts, continuous basis up to $5,000,000,000 in any combination of amount of shares of Class S, Class D, and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). No upfront selling commission, dealer manager fees, or other similar placement fees will be paid to the Company or Dealer Manager with respect to the Class S and Class D shares, however, if such Class S shares or Class D shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charges to 3.50% of the net offering price per share for each Class S share and 1.50% of the net offering price per share for each Class D share. Class I shares are not subject to upfront selling commissions. Class S, Class D and Class I shares will be offered at initial purchase prices per share of $10.00. Thereafter, the purchase price per share for each class of common stock will vary and will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with the Company’s share pricing policy, plus applicable upfront selling commissions.

On September 30, 2021, an affiliate of the Adviser ("the Initial Shareholder") purchased 100 shares of our Class I common stock at $10.00 per share, which represents the initial public offering price of such shares. The Initial Shareholder will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue its role. On October 6, 2021, we received a subscription agreement, totaling $50.0 million for the purchase of Class I common shares of our common stock from Owl Rock Feeder FIC ORTIC LLC (“Feeder FIC ORTIC”) and Blue Owl Capital Holdings LP ("Blue Owl Holdings"), entities affiliated with the Adviser. The Company called $0.2 million under the subscription agreement as of December 31, 2021.

As of December 31, 2021, the Company was still devoting substantially all of its efforts to establishing the business and its planned principal operations and investing activities had not commenced.

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a monthly basis, as determined by our board of directors (“the Board” or “our Board”) in its discretion.

To achieve our investment objective, we will leverage Blue Owl's investment team’s extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective.

From time to time, we may be exposed to significant market risk. Our investment portfolio may be concentrated. We are subject to certain investment restrictions with respect to leverage and type of investment. See “ITEM 1A. Risk Factors.”

We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 150%. This means that generally, we can borrow up to $2 for every $1 of investor equity. We have entered into a revolving Promissory Note (the “Promissory Note”) and in the future may enter into additional credit facilities. We expect to use the proceeds from any such credit facility, along with proceeds from the rotation of our portfolio and proceeds from our continuous public offering to finance our investment objectives. See “— Regulations as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of OperationS — Debt” for a discussion of the Promissory Note.

The Adviser and Administrator – Owl Rock Technology Advisors II LLC

Owl Rock Technology Advisors II LLC serves as our investment adviser pursuant to the Investment Advisory Agreement (the “Investment Advisory Agreement”) between us and the Adviser. See “Investment Advisory Agreement” below. The Adviser also serves as our Administrator pursuant to an Administration Agreement between us and the Adviser, which was entered into on November 30, 2021 (the “Administration Agreement”). See “Administration Agreement below. The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect subsidiary of Blue Owl and part of Owl Rock, a division of Blue Owl focused on direct lending. Owl Rock is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Investment Committee. The investment committee (the “Investment Committee”) is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Erik Bissonnette, Pravin Vazirani and Jon ten Oever. The Adviser has limited operating history. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations and provides investment advisory and management services to us.

The Adviser is affiliated with Owl Rock Capital Advisors LLC ("ORCA"), Owl Rock Diversified Advisors LLC (“ORDA”), Owl Rock Technology Advisors LLC ("ORTA") and Owl Rock Private Fund Advisors LLC (“ORPFA” and together with the Adviser, ORCA, ORTA and ORDA, the “Owl Rock Advisers”). The Owl Rock Advisers are indirect subsidiaries of Blue Owl and comprise the Owl Rock division of Blue Owl. As of December 31, 2021, the Owl Rock Advisers managed $39.2 billion in AUM. The Owl Rock Advisers focus on direct lending to middle market companies primarily in the United States under the following four investment strategies:

Strategy	Funds	Asset Under Management

Diversified Lending. The Owl Rock Advisers primarily originate and make loans to, and make debt and equity investments in, U.S. middle market companies The Owl Rock Advisers invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The investment objective of the funds with this investment strategy is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

The diversified lending strategy is currently managed through four BDCs: Owl Rock Capital Corporation (“ORCC”), Owl Rock Capital Corporation II (“ORCC II”), Owl Rock Capital Corporation III (“ORCC III”), Owl Rock Core Income Corp (“ORCIC”); a separately managed account; and private funds (“the Diversified Lending Funds”).

As of December 31, 2021, the Owl Rock Advisers have $25.8 billion of assets under management across these products.

Technology Lending. The Owl Rock Advisers are focused primarily on originating and making debt and equity investments in technology-related companies based primarily in the United States. The Owl Rock Advisers originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The investment objective of the funds with this investment strategy is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments.

The technology lending strategy is managed through three BDCs; Owl Rock Technology Finance Corp. (“ORTF”), the Company and, Owl Rock Technology Finance Corp. II (“ORTF II” and together with ORCC, ORCC II, ORCC III, and ORCIC, and the Company, the “Owl Rock BDCs”).

As of December 31, 2021, the Owl Rock Advisers have $7.9 billion of assets under management across these products.

First Lien Lending. The Owl Rock Advisers seek to realize significant current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to middle market businesses based primarily in the United States.

	The first lien lending strategy is managed through private funds and separately managed accounts (the “First Lien Funds”).	As of December 31, 2021, the Owl Rock Advisers have $3.5 billion of assets under management across these products.

Opportunistic Lending. The Owl Rock Advisers intend to make opportunistic investments in U.S. middle-market companies by providing a variety of approaches to financing, including but not limited to originating and/or investing in secured debt, unsecured debt, mezzanine debt, other subordinated debt, interests senior to common equity, as well as equity securities (or rights to acquire equity securities) which may or may not be acquired in connection with a debt financing transaction, and doing any and all things necessary, convenient or incidental thereto as necessary or desirable to promote and carry out such purpose. The funds with this investment strategy seek to generate attractive risk-adjusted returns by taking advantage of credit opportunities in U.S. middle-market companies with liquidity needs and market leaders seeking to improve their balance sheets.

The opportunistic lending strategy is managed through private funds and separately managed accounts (the “Opportunistic Lending Funds” and together with the First Lien Funds, and the Diversified Lending Funds the “Owl Rock Private Funds”).

As of December 31, 2021, the Owl Rock Advisers have $2.0 billion of assets under management across these products.

We refer to the Owl Rock BDCs and the Owl Rock Private Funds, as the “Owl Rock Clients.” Blue Owl consists of three divisions: Owl Rock, which focuses on direct lending, Dyal, which focuses on providing capital to institutional alternative asset managers and Oak Street, which focuses on real estate strategies. In addition, Blue Owl has entered into a definitive purchase agreement to acquire Wellfleet Credit Partners ("Wellfleet") from affiliates of Littlejohn & Co., LLC. Wellfleet manages 16 collateralized loan obligation portfolios of broadly syndicated leveraged loans (the "Wellfleet CLOs"). Upon closing of the transaction, which is subject to closing conditions, Wellfleet will become part of the Owl Rock division of Blue Owl. The Wellfleet CLOs invest across credit strategies.

The Owl Rock Clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Owl Rock Advisers have put in place an allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act.

In addition, we intend to rely on an exemptive relief that has been granted by the SEC to ORCA and its affiliates to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. The Owl Rock Advisers’ allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds managed by the Adviser, or its Affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to ours. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interest.”

The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees from portfolio companies. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — The Adviser and its Affiliates may face conflicts of interest with respect to services performed for issuers in which we invest.”

The Adviser's address is 399 Park Avenue, 38th floor, New York, NY 10022.

Market Trends

We believe the technology investment lending environment provides opportunities for us to meet our goal of making investments that generate an attractive total return based on a combination of the following factors:

Limited Availability of Capital for Technology Companies. We believe that technology companies have limited access to capital, driven by a reduction in activity from commercial and investment banks, and a lack of dedicated pools of capital focused on technology companies. Traditional lenders, such as commercial and investment banks, generally do not have flexible product offerings that meet the needs of technology-related companies. In recent years, many commercial and investment banks have focused their efforts and resources on lending to large corporate clients and managing capital markets transactions rather than lending to technology-related companies. In addition, these lenders may be constrained in their ability to underwrite and hold loans and high yield securities, as well as their ability to provide equity financing, as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of scaled market participants that are willing to provide and hold meaningful amounts of a customized financing solution for technology companies. As a result, we believe our focus on technology-related companies and our ability to invest across the capital structure, coupled with a limited supply of capital providers, presents an attractive opportunity to invest in technology companies.

Capital Markets Have Been Unable to Fill the Void Left by Banks. While underwritten bond and syndicated loan markets have been robust in recent years, many technology companies are less able to access these markets for reasons including the following:

High Yield Market – Many technology companies generally are not issuing debt in an amount large enough to be an attractively sized bond. High yield bonds are generally purchased by institutional investors who, among other things, are focused on the liquidity characteristics of the bond being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds. However, mutual funds and ETFs generally require the ability to liquidate their investments quickly in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Because there is typically little or no active secondary market for the debt of U.S. middle market companies, mutual funds and ETFs generally do not provide debt capital to U.S. middle market companies. We believe this is likely to be a persistent problem and creates an advantage for those like us who have a more stable capital base and have the ability to invest in illiquid assets.

Syndicated Loan Market – Loan issue size and liquidity are key drivers of institutional appetite and, correspondingly, underwriters’ willingness to underwrite the loans. Loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Loans provided by companies such as ours provide certainty to issuers in that we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis.

Robust Demand for Debt Capital. According to 451 Research’s M&A KnowledgeBase, there was approximately $2.6 trillion of mergers and acquisitions activity in the technology and software industries from 2015 to 2021. We believe technology companies will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.7 trillion as of January 2022, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.

Technology Spend is Large and Increasing. According to Gartner, a research and advisory company, global technology spend was $3.7 trillion in 2019 and is expected to grow to more than $4.3 trillion by 2023. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies.

Attractive Investment Dynamics. An imbalance between the supply of, and demand for, capital creates attractive pricing dynamics. With respect to the debt investments in technology companies, we believe the directly negotiated nature of such financings generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender protective change of control provisions. Further, we believe that historical default rates for technology and software companies have been lower, and recovery rates have been higher, as compared to the broader leveraged finance market, leading to lower cumulative losses. With respect to equity and equity-linked investments, we will seek to structure these investments with meaningful shareholder protections, including, but not limited to, anti-dilution, anti-layering, and liquidation preferences, which we believe will create the potential for meaningful risk-adjusted long-term capital gains in connection with the future liquidity events of these technology companies. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities as the economy reopens and may be able to achieve improved economic spreads and documentation terms.

Compelling Business Models. We believe that the products and services that technology companies provide often have high switching costs and are fundamental to the operations and success of their customers. We generally invest in dominant or growing players in niche markets that are selling products to established customer bases. As a result, technology companies have attributes that make them compelling investments, including strong customer retention rates, and highly recurring and predictable revenue. Further, technology companies are typically highly capital efficient, with limited capital expenditures and high free cash flow conversion. In addition, the replicable nature of technology products creates substantial operating leverage which typically results in strong profitability.

We believe that software businesses make compelling investments because they are inherently diversified into a variety of sectors due to end market applications and have been one of the more defensive sectors throughout economic cycles.

Attractive Opportunities in Investments in Technology Companies. We invest in the debt and equity of technology companies. We believe that opportunities in the debt of technology companies are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. Given the current low interest rate environment, we believe that debt issues with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are generally secured by the issuer’s assets, which may provide protection in the event of a default.

We believe that opportunities in the equity of technology companies are significant because of the potential to generate meaningful capital appreciation by participating in the growth in the portfolio company and the demand for its products and services. Moreover, we believe that the high-growth profile of a technology company will generally make it a more attractive candidate for a liquidity event than a company in a non-high growth industry.

Potential Competitive Advantages

We believe that the Adviser’s disciplined approach to origination, fundamental investment analysis, portfolio construction and risk management should allow us to achieve attractive risk-adjusted returns while preserving our capital. We believe that we represent an attractive investment opportunity for the following reasons:

Dedicated Pool of Capital. From a deal sourcing perspective, we believe having a pool of capital dedicated to technology investing should enable us to be a more relevant partner to sponsors and management teams who seek this type of financing for their deals.

Additionally, our dedicated industry focus will be supported by a team with a track record of success investing in technology businesses. The Adviser’s network of deep industry relationships creates a substantial information advantage that informs and augments its due diligence process. This unique positioning should further drive entrenchment with sponsors as the Adviser will typically be viewed as a value-added partner during the diligence and investment lifecycle of our businesses.

We believe that there is currently an opportunity for us to be a “first mover” as a specialized debt financing provider in the technology sector. We believe the technology sector to be underserved and, other than Owl Rock Technology Finance Corp., we are not aware of any entities currently serving the sector that have large pools of capital dedicated to the space and that do not operate competing businesses.

Experienced Team With Expertise Across all Levels of the Corporate Capital Structure. The members of the Investment Committee have over 20 years of experience in private lending and investing at all levels of a company’s capital structure, including in high yield securities, leveraged loans, high yield credit derivatives, distressed securities, and equity securities, as well as experience in operations, corporate finance and mergers and acquisitions. The members of the Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. Moreover, certain members of the Investment Committee and other executives and employees of the Adviser and its affiliates have operating and/or investing experience on behalf of business development companies. In addition, through its West Coast Office, our Adviser has a significant presence in Silicon Valley to better serve financial sponsors operating in the technology sector. We believe this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of technology companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on our investments and offering a diverse product set to help meet borrower’s needs.

Distinctive Origination Platform. We anticipate that a substantial majority of our investments will be sourced directly and that our origination platform will provide us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries.

The Investment Team includes 85 investment professionals (over 25 of whom are dedicated to technology investing) and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors, venture capital firms, entrepreneurs and companies. In addition, we believe that as a result of the formation of Blue Owl and the combination of Owl Rock’s and Dyal Capital Partner’s relationships with the alternative asset management community the investment team has enhanced sourcing capabilities because of their ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers, which we believe may result in an increased pipeline of deal opportunities.

The Investment Team also maintains direct contact with banks, corporate advisory firms, industry consultants, attorneys, investment banks, “club” investors and other potential sources of lending opportunities. We believe the Adviser’s ability to source through multiple channels allows us to generate investment opportunities that have more attractive risk-adjusted return characteristics than by relying solely on origination flow from investment banks or other intermediaries and to be more selective investors.

Since its inception in April 2016 through December 31, 2021, the Adviser and its affiliates have reviewed over 6,000 opportunities and have sourced potential investment opportunities from nearly 600 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl's relationships, allowing it to be highly selective in the transactions it pursues.

Provide Customized Financing Complementary to Financial Sponsors' Capital. We intend to offer a broad range of investment structures and possess expertise and experience to effectively structure and price investments in technology companies. We offer customized financing solutions ranging from senior debt to equity capital. Unlike many of our competitors that we believe are restricted to smaller investment sizes and only invest in companies that fit a specific set of investment parameters, we have the scale and flexibility to structure our investments to suit the particular needs of our portfolio companies. As a result, we believe that our capital will be viewed as an attractive and complimentary source of capital, both by the portfolio company and by the portfolio company’s financial sponsor.

Potential Long-Term Investment Horizon. We believe our potential long-term investment horizon gives us flexibility, allowing us to maximize returns on our investments in technology companies. We intend to invest using a long-term focus, which we believe provides us with the opportunity to increase total returns on invested capital, as compared to other private company investment vehicles or investment vehicles with daily liquidity requirements (e.g., open-ended mutual funds and ETFs).

Disciplined Investment Philosophy. The Adviser intends to employ an investment approach focused on rigorous due diligence and underwriting, a highly selective and multi-stage investment decision process, and ongoing portfolio monitoring. The investment approach will focus on quantitative and qualitative factors, with particular emphasis on early detection of potential deterioration. This strategy is designed to minimize potential losses and achieve attractive risk adjusted returns.

Active Portfolio Monitoring. The Adviser will closely monitors the investments in our portfolio and takes a proactive approach to identifying and addressing sector- or company-specific risks. The Adviser will receive and review detailed financial information from portfolio companies no less than quarterly and seeks to maintain regular dialogue with portfolio company management teams regarding current and forecasted performance. In addition, the Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and assess each portfolio company’s operational and liquidity exposure and outlook. We anticipate that many of our debt investments will have financial covenants that we believe will provide an early warning of potential problems facing our borrowers, allowing lenders, including us, to identify and carefully manage risk.

Further, we anticipate that many of our equity investments will provide us the opportunity to nominate a member or observer to the board of directors of the portfolio company, which we believe will allow us to closely monitor the performance of our portfolio companies.

Investment Selection

The Adviser expects to apply rigorous and established investment selection and underwriting criteria. Although not exhaustive, the Adviser expects that our investments will typically have many of the following attributes:

•
Mission critical solutions: solutions that are essential to business operations and are tightly integrated into the workflows or operations of end users;
•
Market leadership positions: a leadership position in its market (or the potential to establish a leadership position) with potential and/or defensible barriers to entry;
•
Strong quality of revenue: revenue streams with high degrees of visibility (contracted or re-occurring) and substantial gross margins diversified by a granular, long-tenured customer base;
•
Strong Customer Retention: highly embedded software with meaningful switching costs;
•
Highly capital efficient: strong free cash flow conversion or the potential to generate strong free cash flow conversion due to operating margins and low capital intensity; and
•
Attractive Unit Economics: strong payback periods in respect of lifetime value of a customer versus the cost to acquire the customer.

The Adviser has identified the following investment criteria and guidelines that it believes are important in evaluating prospective portfolio companies. However, not all of these criteria and guidelines will be met, or will be equally important, in connection with each of our investments.

Established Companies. We intend to invest in companies with established business models, products and customers and that have demonstrated, or have a plan to achieve, sound financial performance which we believe tend to be well-positioned to generate consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share. We intend to invest in later stage companies, including market leaders providing mission critical solutions, serving less cyclical end-markets and with highly recurring revenue and strong customer retention. The Adviser does not intend to invest in start-up companies with speculative business plans.

Strong Competitive Position in Industry. The Adviser intends to analyze the strengths and weaknesses of target companies relative to their competitors. The factors the Adviser will consider include relative product pricing, product quality, customer loyalty, substitution risk, switching costs, patent protection, brand positioning and capitalization. We will seek to invest in companies that have developed leading positions within their respective markets, are well positioned to capitalize on growth opportunities and operate businesses, exhibit the potential to maintain sufficient cash flows to service their obligations in a range of economic environments or are in industries with significant barriers to entry. We will seek companies that demonstrate advantages in scale, scope, customer loyalty, product pricing or product quality versus their competitors that when compared to their competitors, may help to protect their market position and cash flows.

Experienced Management Team. We will seek to invest in companies that have experienced management teams. We also seek to invest in companies that have proper incentives in place, including management teams having significant equity interests to motivate management to act in concert with our interests as an investor.

Diversified Customer and Supplier Base. We will generally seek to invest in technology companies that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Exit Strategy. While certain debt investments may be repaid through operating cash flows of the borrower, we expect that the primary means by which we exit our debt investments will be through methods such as strategic acquisitions by other industry participants, an initial public offering of common stock, a recapitalization, a refinancing or another transaction in the capital markets.

Prior to making an equity investment in a prospective portfolio company, we analyze the potential for that company to increase the liquidity of its equity through a future event that would enable us to realize appreciation in the value of our equity interest. Liquidity events may include an IPO, a private sale of our equity interest to a third party, a merger or an acquisition of the company or a purchase of our equity position by the company or one of its stockholders.

In addition, in connection with our investing activities, we may make commitments with respect to an investment in a potential portfolio company substantially in excess of our final investment. In such situations, while we may initially agree to fund up to a certain dollar amount of an investment, we may sell a portion of such amount such that we are left with a smaller investment than what was reflected in our original commitment.

Financial Sponsorship. We may seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms. We believe that a financial sponsor’s willingness to invest significant sums of equity capital into a company is an explicit endorsement of the quality of their investment. Further, financial sponsors of portfolio companies with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational issues arise.

Investments in Different Portfolio Companies and End Markets. We will seek to invest broadly among portfolio companies and end markets, thereby potentially reducing the risk of any one company or industry having a disproportionate impact on the value of our portfolio; however, there can be no assurances in this regard. We seek to structure larger transactions and to invest in recession-resistant industries that we are familiar with. We target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).

Investment Process Overview

Origination and Sourcing. The Investment Team has an extensive network from which to source deal flow and referrals. Specifically, the Adviser will source portfolio investments from a variety of different investment sources, including among others, private equity sponsors, management teams, financial intermediaries and advisers, investment bankers, family offices, accounting firms and law firms. The Adviser focuses on sponsor-led leveraged buyouts, refinancings, recapitalizations and acquisitions and sponsors who value the ability to provide sizeable commitments; flexible and creative solutions; and certainty, speed and transparency. To a lesser extent, the Adviser may invest in broadly syndicated loans. The Adviser believes that its experience across different industries and transaction types makes the Adviser particularly and uniquely qualified to source, analyze and execute investment opportunities with a focus on downside protection and a return of principal.

Due Diligence Process. The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If one or more of the members of the Investment Team responsible for the transaction determine that an investment opportunity should be pursued, the Adviser will engage in an intensive due diligence process. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:

•
understanding the purpose of the loan, the key personnel, the sources and uses of the proceeds;
•
meeting the company’s management and key personnel, including top level executives, to get an insider’s view of the business, and to probe for potential weaknesses in business prospects;
•
checking management’s backgrounds and references;
•
performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;
•
contacting customers and vendors to assess both business prospects and standard practices;
•
conducting a competitive analysis, and comparing the company to its main competitors on an operating, financial, market share and valuation basis;

•
researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives;
•
assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;
•
leveraging the Adviser’s internal resources and network with institutional knowledge of the company’s business;
•
assessing business valuation and corresponding recovery analysis;
•
developing downside financial projections and liquidation analysis;
•
reviewing environmental, social and governance (“ESG”) considerations including consulting the Sustainability Accounting Standards Board’s Engagement Guide for ESG considerations; and
•
investigating legal and regulatory risks and financial and accounting systems and practices.

Selective Investment Process. After an investment has been identified and preliminary diligence has been completed, an investment committee memorandum is prepared. This memorandum is reviewed by the members of the Investment Team in charge of the potential investment and generally includes information on downside protection, asset coverage and collateral. If these members of the Investment Team are in favor of the potential investment, then a more extensive due diligence process, which may include signification analysis and focus on strategy and potential to recover par in default scenarios, is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.

Structuring and Execution. Approval of an investment requires the approval of a majority of the Investment Committee. Once the Investment Committee has determined that a prospective portfolio company is suitable for investment, the Adviser will work with the management team or sponsor of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment. With respect to an investment in broadly syndicated loans, a majority of the Investment Committee may approve parameters or guidelines pursuant to which the investment may be made.

Portfolio Monitoring. The Adviser will monitor our portfolio companies on an ongoing basis. The Adviser will monitor the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action with respect to our investment in each portfolio company. The Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•
assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•
periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•
comparisons to other companies in the portfolio company’s industry;
•
attendance at, and participation in, board meetings; and
•
review of periodic financial statements and financial projections for portfolio companies.

An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with the oversight of the Investment Committee and/or other Owl Rock agent. Once an investment is on the credit watch list, the Adviser works with the borrower prior to payment default to resolve financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery.

Structure of Investments

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans, with a lesser allocation to equity related opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our Shareholders. These investments may include high-yield bonds and broadly-syndicated loans. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. See “Investment Process Overview- Inclusion of Covenants.”

Debt Investments. The terms of our debt investments will be tailored to the facts and circumstances of each transaction. The Adviser intends to negotiate the structure of each investment to protect our rights and manage our risk. We intend to invest in the following types of debt:

•
First-lien debt. First-lien debt typically will be senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, "last out" first-line loans, “unitranche” loans (including “last out” portions of such loans), and secured corporate bonds with similar features to these categories of first lien loans.
o
Stand-alone first lien loans. Stand-alone first-lien loans are traditional first-lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest.
o
“Last out” first-lien/Unitranche loans. Unitranche loans (including the “last out” portion of such loans) combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In many cases, we intend to provide the issuer most, if not all, of the capital structure above their equity. The primary advantages to the issuer are the ability to negotiate the entire debt financing with one lender and the elimination of intercreditor issues. “Last out” first-lien loans have a secondary priority behind super-senior “first out” first-lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first-lien loan typically are set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second-lien lenders often are subject. Among the types of first-lien debt in which we may invest, “last out” first-lien loans generally have higher effective interest rates than other types of first-lien loans, since “last out” first-lien loans rank below standalone first-lien loans.
•
Second-lien debt. We expect that our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt. Second-lien debt typically is senior on a lien basis to unsecured liabilities in the issuer’s capital structure and has the benefit of a security interest over assets of the issuer, though ranking junior to first-lien debt secured by those assets. First-lien lenders and second-lien lenders typically have separate liens on the collateral, and an intercreditor agreement provides the first-lien lenders with priority over the second-lien lenders’ liens on the collateral.
•
Mezzanine debt. Structurally, mezzanine debt usually ranks subordinate in priority of payment to first-lien and second-lien debt, is often unsecured, and may not have the benefit of financial covenants common in first-lien and second-lien debt. However, mezzanine debt ranks senior to common and preferred equity in an issuer’s capital structure. Mezzanine debt investments generally offer lenders fixed returns in the form of interest payments, which could be paid in-kind, and may provide lenders an opportunity to participate in the capital appreciation, if any, of an issuer through an equity interest. This equity interest typically takes the form of an equity co-investment or warrants. Due to its higher risk profile and often less restrictive covenants compared to senior secured loans, mezzanine debt generally bears a higher stated interest rate than first-lien and second-lien debt.
•
Broadly syndicated loans. Broadly syndicated loans (whose features are similar to those described under "First-lien debt" and "Second-lien debt" above) are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs, and enterprise values larger than the middle-market characteristics described above. The proceeds of broadly syndicated loans are often used for leveraged buyout transactions, mergers and acquisitions, recapitalizations, refinancings, and financing capital expenditures. Broadly syndicated loans are typically distributed by the arranging bank to a diverse group of investors primarily consisting of: CLOs; senior secured loan and high yield bond mutual funds; closed-end funds, hedge funds, banks, and insurance companies; and finance companies. A borrower must comply with various covenants contained in a loan agreement or note purchase agreement between the borrower and the holders of the broadly syndicated loan. The broadly syndicated loans in which we invest may include loans that are considered "covenant-lite" loans, because of their lack of a full set of financial maintenance covenants.

We intend to structure our debt with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. The Adviser seeks to limit the downside potential of our investments by:

•
requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;
•
negotiating covenants in connection with our investments consistent with preservation of our capital. Such restrictions may include affirmative covenants (including reporting requirements), negative covenants (including financial covenants), lien protection, change of control provisions and board rights, including either observation rights or rights to a seat on the board under some circumstances; and

•
including debt amortization requirements, where appropriate, to require the timely repayment of principal of the loan, as well as appropriate maturity dates.

Equity-Related Investments. Our investment in a portfolio company could be or may include an equity interest, such as common stock or preferred stock or an equity-linked interest, such as a warrant or profit participation right. We may make direct and indirect equity investments with or without a concurrent investment in a more senior part of the capital structure of the issuer. We anticipate that generally any equity or equity-linked securities we hold will be minority positions.

Investment Portfolio

Warehousing Transaction. On November 23, 2021, we entered into an agreement for a warehousing transaction (the "Warehousing Transaction") with Cliffwater Corporate Lending Fund (the “Financing Provider”). The Warehousing Transaction creates a forward obligation of the Financing Provider to sell, and a forward obligation of us or our designee to purchase certain investments (the “Portfolio Investments”) owned and held by the Financing Provider at our request. It is expected that the Portfolio Investments will generally consist of loans to middle market companies consistent with our investment strategy. Pursuant to the Warehousing Transaction, we may request the Financing Provider acquire up to $200,000,000 (or such other amount to which the parties may agree from time to time) in Portfolio Investments as we may designate from time to time, which the Financing Provider can approve or reject in its sole and absolute discretion. Prior to any sale to us, the Portfolio Investments will be owned and held solely for the account of the Financing Provider. Until such time as we have received aggregate subscriptions for our shares of at least $450 million (the “Capital Condition”), we will have no obligation to purchase the Portfolio Investments under the facility agreement (the “Facility Agreement”) entered in connection with the Warehousing Transaction.

After we meet the Capital Condition, we will be obligated to purchase the Portfolio Investments from the Financing Provider at the prices determined under the Facility Agreement on or before August 22, 2022 (the “Facility End Date”). Prior to any trade date related to our purchase of the Portfolio Investments from the Financing Provider, the Financing Provider will receive all proceeds, cash, and uncapitalized payment-in-kind interest and fees accruing on any Portfolio Investment it holds. The Company will not otherwise pay fees to the Financing Provider. As a general matter, the price we pay to purchase any Portfolio Investment will be the cash amount paid by the Financing Provider subject to adjustment for, among other things, principal repayments, capitalized payment-in-kind interest, and certain adjustments for OID.

As of December 31, 2021, there were 8 loans that the Financing Provider purchased having an aggregate cost of $71.5 million inclusive of $8.7 million of unfunded commitments.

Capital Resources and Borrowings

We anticipate generating cash in the future from the issuance of common stock and debt securities and cash flows from interest, dividends, and fees earned from our investments and principal repayments and proceeds from sales of our investments.

We may borrow money from time to time if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such borrowing. We have entered into the Promissory Note and in the future may enter into additional credit facilities. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. See “Regulation as a Business Development Company – Senior Securities; Coverage Ratio” below.

Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code), or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of indebtedness or senior securities.

Our debt obligations consisted of the following as of December 31, 2021:

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Promissory Note	$100,000	$—	$100,000	$—
Total Debt	$100,000	$—	$100,000	$—

See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Financial Condition, Liquidity and Capital Resources — Debt”.

Dividend Policy

Subject to our board of directors' discretion and applicable legal restrictions, we intend to authorize and declare cash distributions to our shareholders on a monthly basis and pay such distributions on a monthly basis.

Because we intend to elect to be treated and intend to maintain our tax treatment as a RIC, we intend to distribute (or be treated as distributing) in each taxable year dividends of an amount equal to at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains that we distribute to shareholders as dividends. We may be subject to a nondeductible 4% U.S. federal excise tax, if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:

•
98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;
•
98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•
100% of any income or gains recognized, but not distributed, in preceding years.

We can be expected to incur in the future such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A RISK FACTORS – Risks Related to U.S. Federal Income Tax– We will be subject to corporate-level U.S. federal income tax if we are unable to qualify for and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.”

We may fund our cash distributions to shareholders from any sources of funds available to us, including fee waivers or deferrals by our Adviser that may be subject to repayment, as well as cash otherwise available. We have not established limits on the amount of funds we may use from any available sources to make distributions; however, we will not borrow funds for the purpose of making distributions if the amount of such distributions would exceed our accrued and received revenues ("Net Revenues"), which we define as accrued and received revenues, less paid and accrued operating expenses with respect to such revenues and costs, for the previous four quarters. Distributions may be supported by our Adviser in the form of operating expense support payments pursuant to the Expense Support and Conditional Reimbursement Agreement, or the Expense Support Agreement, we have entered into with the Adviser and the deferral or waiver of investment advisory fees. See "ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of OperationS — Expense Support and Conditional Reimbursement Agreement" for additional information regarding the Expense Support Agreement. We may be obligated to repay our Adviser over several years, and these repayments, if any, will reduce the future distributions that you would otherwise be entitled to receive from us. You should understand that such distributions may not be based on our investment performance. There can be no assurance that we will achieve the performance necessary to sustain our distributions, or that we will be able to pay distributions at a specific rate, or at all. Our Adviser has no obligation to waive or defer its advisory fees or otherwise reimburse expenses in future periods.

Continuous Public Offering

As of December 31, 2021, the Company was still devoting substantially all of its efforts to establishing the business and its planned principal operations and investing activities have not commenced.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan whereby shareholders (other than Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Vermont and Washington investors and clients of participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash.

Share Repurchase Program

The Board has complete discretion to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of our Board, the Company may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares.

Beginning no later than the first full calendar quarter after the date that we sell shares to a person or entity other than our Adviser, our directors, officers and/or other affiliated persons and entities, and at the discretion of the Board, we intend to commence a share repurchase program pursuant to which we intend to commence periodic repurchase offers pursuant to a share repurchase program. Our board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying limitations on the number of shares to be repurchased on a per class basis. We intend to limit the number of shares to be repurchased in each quarter to no more than 5.00% of our outstanding shares of common stock. Repurchases of shares will be made at prices determined by our board of directors, and paid on the date of such repurchase. All shares purchased by us pursuant to the terms of each offer to repurchase will be retired and thereafter will be authorized and unissued shares.

Any periodic repurchase offers will be subject in part to our available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While we intend to conduct periodic repurchase offers as described above, we are not required to do so and may amend or suspend the share repurchase program at any time.

Competition

Our primary competitors in providing financing to middle market technology companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC, or to the distribution and other requirements we must satisfy to qualify for RIC tax treatment. See “Item 1A. Risk Factors — Risks Relating to Our Business — We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”

Investment Advisory Agreement

The description below of the Investment Advisory Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Investment Advisory Agreement.

Under the terms of the Investment Advisory Agreement, the Adviser is responsible for the following:

•
managing our assets in accordance with our investment objective, policies and restrictions;
•
determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•
making investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf;
•
monitoring our investments
•
performing due diligence on prospective portfolio companies;
•
exercising voting rights in respect of portfolio securities and other investments for us;
•
serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies; and
•
providing us with such other investment advisory and related services as we may, from time to time, reasonably require for the investment of capital.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Term

On November 30, 2021, the Company entered into an Investment Advisory Agreement with the Adviser. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until November 30, 2023 and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, by a majority of independent directors.

The Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser. In accordance with the 1940 Act, without payment of any penalty, we may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice and a majority vote of the of directors who are not “interested persons” of us or the shareholders holding a majority (as defined under the 1940 Act) of the outstanding shares of our common stock. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. “Majority of the Outstanding Shares” means the lesser of (1) 67% or more of the outstanding shares of common stock present at a meeting, if the holders of more than 50% of the outstanding shares of common stock are present or represented by proxy or (2) a majority of outstanding shares of common stock. In addition, without payment of any penalty, the Adviser may terminate the Investment Advisory Agreement upon 120 days’ written notice. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice.

Compensation of the Adviser

Pursuant to the Investment Advisory Agreement with the Adviser, subject to the overall supervision of our Board and in accordance with the 1940 Act, the Adviser receives an investment advisory fee from us, consisting of two components — a base management fee and an incentive fee. The base management fee is payable monthly in arrears. The base management fee is calculated at an annual rate of 1.25% based on the average value of our net assets at the end of the two most recently completed calendar months. All or part of the base management fee not taken as to any month will be deferred without interest and may be taken in any such month prior to the occurrence of a liquidity event. Base management fees for any partial month are prorated based on the number of days in the month. The Adviser and its affiliates have agreed to waive the base management fee through October 31, 2022. See “Recent Developments.” Any portion of management fees waived shall not be subject to recoupment.

The incentive fee consists of two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains. Each part of the incentive fee is outlined below.

The incentive fee on income will be calculated and payable quarterly in arrears and will be based upon our pre-incentive fee net investment income for the immediately preceding calendar quarter. In the case of a liquidation of the Company or if the Investment Advisory Agreement is terminated, the fee will also become payable as of the effective date of the event.

The incentive fee on income for each calendar quarter will be calculated as follows:

•
No incentive fee on income will be payable in any calendar quarter in which the pre-incentive fee net investment income does not exceed a quarterly return to investors of 1.25% of our net asset value for that immediately preceding calendar quarter. We refer to this as the quarterly preferred return.
•
All of our pre-incentive fee net investment income, if any, that exceeds the quarterly preferred return, but is less than or equal to 1.43%, which we refer to as the upper level breakpoint, of our net asset value for that immediately preceding calendar quarter, will be payable to our Adviser. The Company refers to this portion of the incentive fee on income as the “catch-up.” It is intended to provide an incentive fee of 12.50% on all of our pre-incentive fee net investment income when the pre-incentive fee net investment income reaches 1.43% of our net asset value for that calendar quarter, measured as of the end of the immediately preceding calendar quarter. The quarterly preferred return of 1.25% and upper level breakpoint of 1.43% are also adjusted for the actual number of days each calendar quarter.
•
For any quarter in which our pre-incentive fee net investment income exceeds the upper level break point of 1.43% of our net asset value for that immediately preceding calendar quarter, the incentive fee on income will equal 12.50% of the amount of our pre-incentive fee net investment income, because the quarterly preferred return and catch up will have been achieved.
•
Pre-incentive fee net investment income is defined as investment income and any other income, accrued during the calendar quarter, minus operating expenses for the quarter, including the base management fee, expenses payable under the Investment Advisory Agreement and the Administration Agreement, any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income does not include any expense support payments or any reimbursement by us of expense support payments, or any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The incentive fee on capital gains will be determined and payable in arrears as of the end of each calendar year during which the Investment Advisory Agreement is in effect. In the case of a liquidation, or if the Investment Advisory Agreement is terminated, the fee will also become payable as of the effective date of such event. The annual fee will equal (i) 12.50% of our realized capital gains on a cumulative basis from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less (ii) the aggregate amount of any previously paid incentive fees on capital gains as calculated in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In no event will the incentive fee on capital gains payable pursuant hereto be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

Under the terms of the Investment Advisory Agreement, upon satisfaction of the minimum offering requirement, the Adviser is entitled to receive up to 1.50% of gross proceeds raised in the Company’s continuous public offering until all organization and offering costs funded by the Adviser or its affiliates have been recovered. Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

The following is a graphical representation of the calculation of the quarterly incentive fee on income:

Quarterly Incentive Fee on

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of net asset value)

0%	1.25%	1.43%

⭠ 0% ⭢	⭠ 100% ⭢	⭠ 12.5% ⭢

Percentage of Pre-Incentive Fee Net Investment Income

Allocated to Quarterly Incentive Fee

The incentive fee on capital gains will be determined and payable in arrears as of the end of each calendar year during which the Investment Advisory Agreement is in effect. In the case of a liquidation, or if the Investment Advisory Agreement is terminated, the fee will also become payable as of the effective date of such event. The annual fee will equal (i) 12.50% of our realized capital gains on a cumulative basis from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less (ii) the aggregate amount of any previously paid incentive fees on capital gains as calculated in accordance with U.S. GAAP. In no event will the Capital Gains Incentive Fee payable pursuant hereto be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

Because of the structure of the incentive fee on income and the incentive fee on capital gains, it is possible that we may pay such fees in a year where we incur a net loss. For example, if we receive pre-incentive fee net investment income in excess of the 1.25% of the Company’s net asset value for that immediately preceding calendar quarter, we will pay the applicable incentive fee even if we incurred a net loss in the quarter due to a realized or unrealized capital loss. Our Adviser will not be under any obligation to reimburse us for any part of the incentive fee they receive that is based on prior period accrued income that we never received as a result of any borrower’s default or a subsequent realized loss of our portfolio.

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated. The fees are calculated using detailed policies and procedures approved by our Adviser and our Board, including a majority of the independent directors, and such policies and procedures are consistent with the description of the calculation of the fees set forth above.

Our Adviser may elect to defer or waive all or a portion of the fees that would otherwise be paid to it in its sole discretion. Any portion of a fee not taken as to any month, quarter or year will be deferred without interest and may be taken in any such other month prior to the occurrence of a liquidity event as our Adviser may determine in its sole discretion.

Fee Waivers

On October 1, 2021, ORTA agreed to waive 100% of the base management fee for the quarter ended December 31, 2021. On November 30, 2021, the Adviser agreed to waive 100% of the base management fee for the quarter ended December 31, 2021. On March 23, 2022, the Adviser agreed to waive 100% of the base management fee through October 31, 2022. See "Recent Developments." Any portion of management fees waived shall not be subject to recoupment.

Organization and Offering Costs

Under the terms of the Investment Advisory Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the continuous public offering until all organization and offering costs paid by the Adviser or its affiliates have been recovered. These expenses include those deemed to be “organization and offering expenses” of the Company for purposes of Conduct Rule 2310(a)(12) of the Financial Industry Regulatory Authority (exclusive of commissions, the dealer manager fee, any discounts and other similar expenses paid by investors at the time of sale of the Company's stock). The Adviser is responsible for the payment of our organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by us.

Indemnification of the Adviser

The Adviser (and any of its affiliates, directors, officers, members, employees, agents, or representatives) will not be liable to us for any action taken or omitted to be taken by the Adviser in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as our investment adviser, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services, and we will indemnify, defend and protect the Adviser (and its affiliates, directors, officers, members, employees, agents, and representatives, each of whom will be deemed a third party beneficiary hereof) (collectively, the "Indemnified Parties") and hold them harmless from and against all damages, liabilities, costs and expenses

(including reasonable attorneys' fees and amounts reasonably paid in settlement) incurred by the Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or our shareholders) arising out of or otherwise based upon the performance of any of the Adviser's duties or obligations under the Investment Advisory Agreement or otherwise as our investment adviser. Notwithstanding the preceding sentence, we will not provide for indemnification of an Indemnified Party for any liability or loss suffered by such Indemnified Party, nor will we provide that an Indemnified Party be held harmless for any loss or liability suffered by us, unless: (1) we have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interest; (2) the Indemnified Party was acting on our behalf or performing services for us; (3) such liability or loss was not the result of (i) negligence or misconduct, in the case that the Indemnified Party is the Adviser, an affiliate of the Adviser or one of our officers, or (ii) gross negligence or willful misconduct, in the case that the Indemnified Party is a director who is also not one of our officers or the Adviser or an affiliate of the Adviser; and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our shareholders. Furthermore, in accordance with Section 17(i) of the 1940 Act, the Adviser (and any of its affiliates, directors, officers, members, employees, agents, or representatives) may not be protected against any liability to us or any of our investors to which he would otherwise be subject by reason of willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of his office.

Board Approval of the Investment Advisory Agreement

On November 2, 2021, the Board held a meeting to consider and approve the Investment Advisory Agreement and related matters. The Board of Directors was provided with information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs, which could include employees of the Adviser or its affiliates; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors, concluded that the investment advisory fee rates are reasonable in relation to the services provided and approved the Investment Advisory Agreement as being in the best interests of our shareholders.

Administration Agreement

The description below of the Administration Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Administration Agreement.

On November 30, 2021, we entered into an Administration Agreement with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, administrative services for us, which includes, but is not limited to, providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, managing the payment of expenses and the performance of administrative and professional services rendered by others, which could include employees of the Adviser or its affiliates. We will reimburse the Adviser for services performed for us pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Adviser for any services performed for us by such affiliate or third party. To the extent that the Adviser outsources any of its functions we will pay the fees associated with such functions on a direct basis without profit to the Adviser.

Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. See "Business --The Adviser and Administrator – Owl Rock Technology Advisors II LLC." We may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice.

The Administration Agreement provides that the Adviser and its affiliates' respective officers, directors, members, managers, shareholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person's duties or reckless disregard of such person's obligations and duties under the Administration Agreement.

Payment of Our Expenses under the Investment Advisory and Administration Agreements

Except as specifically provided below, we anticipate that all investment professionals and staff of the Adviser when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs, and as otherwise set forth in the Administrative Agreement). We also will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including base management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Investment Advisory Agreement and Administration Agreement, and (iii) all other costs and expenses of our operations and transactions including, without limitation, those relating to:

•
expenses deemed to be “organization and offering expenses” for purposes of Conduct Rule 2310(a)(12) of Financial Industry Regulatory Authority (exclusive of commissions, the dealer manager fee, any discounts and other similar expenses paid by investors at the time of sale of our stock);
•
the cost of corporate and organizational expenses relating to offerings of shares of our common stock;
•
the cost of calculating our net asset value, including the cost of any third-party valuation services;
•
the cost of effecting any sales and repurchases of the common stock and other securities;
•
fees and expenses payable under any dealer manager agreements, if any;
•
debt service and other costs of borrowings or other financing arrangements;
•
costs of hedging;
•
expenses, including travel expense, incurred by the Administrator, or members of the Investment Team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights;
•
escrow agent, transfer agent and custodial fees;
•
fees and expenses associated with marketing efforts;
•
federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies;
•
federal, state and local taxes;
•
independent directors’ fees and expenses including certain travel expenses;
•
costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation of the foregoing;
•
the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs),
•
the costs of any shareholder or director meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
•
commissions and other compensation payable to brokers or dealers;
•
research and market data;
•
fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;
•
direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;
•
fees and expenses associated with independent audits, outside legal and consulting costs;
•
costs of winding up;
•
costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;
•
extraordinary expenses (such as litigation or indemnification); and
•
costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws.

Dealer Manager Agreement

On November 30, 2021, we entered into a Dealer Manager Agreement (the “Dealer Manager Agreement”) with Blue Owl Securities, an affiliate of the Adviser, and we have entered into participating broker-dealer agreements with certain broker-dealers. Under the terms of the Dealer Manager Agreement and the participating broker-dealer agreements, Blue Owl Securities serves as the dealer manager, and certain participating broker-dealers solicit capital, for our public offering of shares of Class S, Class D and Class I common stock. Blue Owl Securities will not receive any upfront selling commissions with respect to purchases of Class S, Class D, and Class I shares or shares of any class of shares issued pursuant to the Company's distribution reinvestment plan.

Subject to FINRA limitations on underwriting compensation, the Company will pay Blue Owl Securities selling commissions over time as servicing fees for ongoing services rendered to shareholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers:

•
With respect to the Company`s outstanding Class S shares equal to 0.85% per annum of the aggregate net asset value of the Company`s outstanding Class S shares; and
•
With respect to the Company`s outstanding Class D shares equal to 0.25% per annum of the aggregate net asset value of the Company`s outstanding Class D shares.

The Company will not pay any ongoing servicing fee with respect to the Company's outstanding Class I shares.

Upfront selling commissions for sales of Class S and Class D shares may be reduced or waived in connection with volume or other discounts, other fee arrangements or for sales to certain categories of purchases.

Expense Support and Conditional Reimbursement Agreement

On November 30, 2021, we entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, the purpose of which is to ensure that no portion of our distributions to shareholders will represent a return of capital for tax purposes. The Expense Support Agreement will become effective as of the date that we meet the minimum offering requirement.

On a quarterly basis, the Adviser shall reimburse us for “Operating Expenses” (as defined below) in an amount equal to the excess of our cumulative distributions paid to our shareholders in each quarter over “Available Operating Funds” (as defined below) received by us on account of our investment portfolio during such quarter. Any payments required to be made by the Adviser pursuant to the preceding sentence are referred to herein as an “Expense Payment”.

Pursuant to the Expense Support Agreement, “Operating Expenses” means all of our operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. “Available Operating Funds” means the sum of (i) our estimated investment company taxable income (including realized net short-term capital gains reduced by realized net long-term capital losses), (ii) our realized net capital gains (including the excess of realized net long-term capital gains over realized net short-term capital losses) and (iii) dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies, if any (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The Adviser’s obligation to make an Expense Payment shall automatically become a liability of the Adviser and the right to such Expense Payment will be an asset of ours on the last business day of the applicable quarter. The Expense Payment for any quarter will be paid by the Adviser to us in any combination of cash or other immediately available funds, and/or offset against amounts due from us to the Adviser no later than the earlier of (i) the date on which we close our books for such quarter, or (ii) forty-five days after the end of such quarter.

Following any quarter in which Available Operating Funds exceed the cumulative distributions paid by us in respect of such quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we will pay such Excess Operating Funds, or a portion thereof, in accordance with the stipulations below, as applicable, to the Adviser, until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such quarter have been reimbursed. Any payments required to be made by us are referred to as a “Reimbursement Payment”.

The amount of the Reimbursement Payment for any quarter shall equal the lesser of (i) the Excess Operating Funds in respect of such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three years prior to the last business day of such quarter that have not been previously reimbursed by us to the Adviser. The payment will be reduced to the extent that such Reimbursement Payments, together with all other Reimbursement Payments paid during the fiscal year, would cause Other Operating Expenses defined as our total Operating Expenses, excluding base management fees, incentive fees, organization and offering expenses, distribution and shareholder servicing fees, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses on an annualized basis and net of any Expense Payments received by us during the fiscal year to exceed the lesser of: (i) 1.75% of our average net assets attributable to the shares of our common stock for the fiscal year-to-date period after taking such Expense Payments into account; and (ii) the percentage of our average net assets attributable to shares of our common stock represented by Other Operating Expenses during the fiscal year in which such Expense Payment was made (provided, however, that this clause (ii) shall not apply to any Reimbursement Payment which relates to an Expense Payment made during the same fiscal year).

No Reimbursement Payment for any quarter will be made if: (1) the “Effective Rate of Distributions Per Share” (as defined below) declared by us at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) our “Operating Expense Ratio” (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. Pursuant to the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to Adviser, and interest expense, by our net assets.

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser may terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser.

Expense Deferral Agreement

On March 23, 2022, we and the Adviser entered into the expense deferral agreement (the “Expense Deferral Agreement”), under which the Adviser has agreed to incur and pay all of our expenses, other than amounts used to pay organizational and offering costs, other fees payable under the Investment Advisory Agreement, interest expense and shareholder servicing and/or distribution fees, until we receive and accept, in cash, $1.75 billion in aggregate subscriptions from the sale of our shares in the offering (the “First Subscription Condition”).

If we meet the First Subscription Condition, we will be required to repay one-third of the aggregate amount of expenses incurred by the Adviser under the terms of the Expense Deferral Agreement following the calendar month in which we satisfy the First Subscription Condition. If we receive and accept, in cash, $2.25 billion in aggregate subscriptions from the sale of our shares in the offering (the “Second Subscription Condition”), we will be required to repay an additional one-third of the aggregate amount of expenses incurred by the Adviser under the terms of the Expense Deferral Agreement following the calendar month in which we satisfy the Second Subscription Condition. If we receive and accept, in cash, $2.75 billion in aggregate subscriptions from the sale of our shares in the offering (the “Third Subscription Condition”), we will be required to repay an additional one-third of the aggregate amount of expenses incurred by the Adviser under the terms of the Expense Deferral Agreement following the calendar month in which we satisfy the Third Subscription Condition. However, we will not be required to repay expenses to the Adviser under the Expense Deferral Agreement to the extent that such expenses (1) have previously been classified as Expense Payments or Reimbursement Payments under the Expense Support Agreement, or (2) are Organization and Offering Expenses in excess of 1.50% of gross offering proceeds from the sale of the Company’s securities.

The Expense Deferral Agreement may be terminated at any time, without the payment of any penalty, by us or the Adviser, with or without notice, and will automatically terminate (i) in the event of the termination of the Investment Advisory Agreement, or (ii) if the Board makes a determination to dissolve or liquidate the Company. If the agreement is terminated, we will remain obligated to repay the Adviser for expenses we receive if we satisfy the Subscription Condition.

Affiliated Transactions

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on exemptive relief, that has been granted by the SEC to the Adviser and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates, including the other Owl Rock BDCs, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Blue Owl (including the Owl Rock Clients). As a result of the exemptive relief, there could be significant overlap in our investment portfolio and investment portfolios of other Owl Rock Clients, and/or other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and have an investment objective similar to ours.

License Agreement

We have entered into a license agreement (the “License Agreement”) with an affiliate of Blue Owl, has granted us a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, we have a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Owl Rock” name or logo.

Term

We do not intend to complete a liquidity event within any specific time period, if at all. A liquidity event could include a merger or another transaction approved by our board of directors in which shareholders will receive cash or shares of a publicly traded company, or a sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation and distribution of cash to our shareholders. A liquidity event also may include a sale, merger or rollover transaction with one or more affiliated investment companies managed by the Adviser. We do not intend to list our shares on a national securities exchange. Upon the occurrence of a liquidity event, if any, all Class S and Class D shares will automatically convert into Class I shares and the ongoing servicing fee will terminate.

Emerging Growth Company

We are an emerging growth company as defined in the Jumpstart our Business Startups Act of 2012 and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). We expect to remain an emerging growth company for up to five years following the completion of our initial public offering or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Each of our executive officers is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. The Investment Team is focused on origination and transaction development and the ongoing monitoring of our investments. In addition, we reimburse the Adviser for the allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs and as otherwise set forth in the Administrative Agreement). See “— Investment Advisory Agreement” and “— Administration Agreement.”

Regulation as a Business Development Company

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than "interested persons," as that term is defined in the 1940 Act.

In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a Majority of the Outstanding Shares of our common stock.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if (1) our board of directors determines that such sale is in our best interests and the best interests of our shareholders, and (2) our shareholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities.

As a BDC, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% (or 150% if certain conditions are met). This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. The Adviser, as our sole initial Shareholder, has approved a proposal that will allow us to reduce our asset coverage ratio to 150% and, in connection with their subscription agreements, our investors are required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act.

From time to time we may write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate or currency fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act and the rules and regulations thereunder. Prior to January 19, 2021, except for registered money market funds, we were prohibited from acquiring more than 3% of the voting stock of any registered investment company, investing more than 5% of the value of our total assets in the securities of one investment company, or investing more than 10% of the value of our total assets in the securities of more than one investment company, without obtaining exemptive relief from the SEC. However, the SEC adopted new rules, which became effective on January 19, 2021, that allow us to acquire the securities of other investment companies in excess of the 3%, 5%, and 10% limitations without obtaining exemptive relief if we comply with certain conditions. If we invest in securities issued by investment companies, if any, it should be noted that such investments might subject our shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies.

None of our investment policies are fundamental, and thus may be changed without shareholder approval.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a) is organized under the laws of, and has its principal place of business in, the United States;

(b) is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c) satisfies any of the following:

(i) does not have a class of securities listed on a national securities exchange;

(ii) has any class of securities listed on a national securities exchange but has an aggregate market value of outstanding voting and non-voting common equity of less than a $250 million;

(iii) is controlled by a business development company or a group of companies including a business development company, and the business development company has an affiliated person who is a director of the eligible portfolio company, or;

(iv) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million

(2) Securities of any eligible portfolio company controlled by the Company.

(3) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.

(5) Securities received in exchange for or distributed on or with respect to securities described (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6) Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a business development company must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company, but may exist in other circumstances based on the facts and circumstances.

The regulations defining qualifying assets may change over time. The Company may adjust its investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions.

Managerial Assistance to Portfolio Companies. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance except that , where the BDC purchases such securities in conjunction with one or more other persons acting together one of the other persons in the group may make available such managerial assistance. Where the BDC purchases such securities in conjunction with one or more persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance, although this may not be the sole method by which the BDC satisfies the requirement to make available managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments. Pending investment in other types of qualifying assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities, or high-quality securities maturing in one year or less from the date of investment, which are referred to, herein collectively, as temporary investments, so that 70% of our assets would be qualifying assets. We may invest in highly rated commercial paper, U.S. government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Consequently, repurchase agreements are functionally similar to loans. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification tests in order to qualify as a RIC for federal income tax purposes typically require us to limit the amount we invest with any one counterparty. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which we may enter into repurchase agreement transactions.

Warrants. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms, and amount of warrants, options, or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) shareholders authorize the proposal to issue such warrants, and the Board approves such issuance on the basis that the issuance is in our best interests and the shareholders best interests and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.

Senior Securities; Coverage Ratio. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if immediately after such borrowing or issuance, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200% (or 150%, if certain requirements are met). This means generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain requirements are met and it reduces its asset coverage ratio, it can borrow up to $2 for every $1 of investor equity. Because ORTA, as our sole initial shareholder, approved a proposal that allows us to reduce our net asset coverage ratio to 150% and in connection with their subscription agreements, our investors are required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%.

In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS — Risks Related to Business Development Companies — Regulations governing our operation as a business development company and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a business development company, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.”

Codes of Ethics. We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available on the EDGAR Database on the SEC's website at http://www.sec.gov.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on exemptive relief that has been granted by the SEC to ORCA and its affiliates to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction) except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. The Advisers’ or its affiliates investment allocation policy incorporates the conditions of the exemptive relief and seeks to ensure equitable allocation of investment opportunities between the Owl Rock BDCs and/or other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other Owl rock Clients, and/or other funds managed by the Owl Rock Advisers that could avail themselves of the exemptive relief and that have an investment objective similar to ours.

Cancellation of the Investment Advisory Agreement. Under the 1940 Act, the Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser, see “Investment Advisor Agreement- Term.” The Investment Advisory Agreement may be terminated at any time, without penalty, by us upon not less than 60 days’ written notice to the Adviser and may be terminated at any time, without penalty, by the Adviser upon 120 days’ written notice to us. The holders of a Majority of Our Outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice. Unless terminated earlier as described above, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first become effective and will remain in effect from year-to-year thereafter if approved annually by our Board or by the affirmative vote of the holders of a Majority of our Outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act.

Other. We have adopted an investment policy that complies with the requirements applicable to us as a BDC. We expect to be periodically examined by the SEC for compliance with the 1940 Act, and will be subject to the periodic reporting and related requirements of the Exchange Act.

We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We are not permitted to change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless approved by a Majority of our Outstanding shares of common stock. We intend to operate as a non-diversified management investment company; however, we are currently and may, from time to time, in the future, be considered a diversified management investment company pursuant to the definitions set forth in the 1940 Act.

We are not generally able to issue and sell Common Stock at a price below net asset value per share. We may, however, issue and sell Common Stock, or warrants, options or rights to acquire Common Stock, at a price below the then-current net asset value of Common Stock if (1) the Board of Directors determines that such sale is in our best interests and the best interests of our Shareholders, and (2) our Shareholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of the Board of Directors, closely approximates the market value of such securities

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act.

From time to time we may write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate or currency fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.

We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, if any, it should be noted that such investments might subject Shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies.

We have adopted a policy to invest, under normal circumstances, at least 80% of the value of our assets in technology-related companies. This policy may only be changed with 60 days’ prior notice to our Shareholders. None of our investment policies are fundamental, and thus may be changed without Shareholder approval.

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and to an investment in our common stock. This discussion does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, this discussion does not describe tax consequences that we have assumed to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including persons who hold our common stock as part of a straddle or a hedging, integrated or constructive sale transaction, persons subject to the alternative minimum tax, tax-exempt organizations, insurance companies, brokers or dealers in securities, pension plans and trusts, persons whose functional currency is not the U.S. dollar, U.S. expatriates, regulated investment companies, real estate investment trusts, personal holding companies, persons who acquire an interest in the Company in connection with the performance of services, and financial institutions. Such persons should consult with their own tax advisers as to the U.S. federal income tax consequences of an investment in our common stock, which may differ substantially from those described herein. This discussion assumes that shareholders hold our common stock as capital assets (within the meaning of the Code).

The discussion is based upon the Code, U.S. Department of Treasury (“Treasury”) regulations, and administrative and judicial interpretations, each as of the date of this report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (“IRS”) regarding any matter discussed herein. Prospective investors should be aware that, although we intend to adopt positions we believe are in accord with current interpretations of the U.S. federal income tax laws, the IRS may not agree with the tax positions taken by us and that, if challenged by the IRS, our tax positions might not be sustained by the courts. This summary does not discuss any aspects of U.S. estate, alternative minimum, or gift tax or foreign, state or local tax. It also does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

For purposes of this discussion, a “U.S. Shareholder” generally is a beneficial owner of our common stock that is for U.S. federal income tax purposes:

•
a citizen or individual resident of the United States;
•
a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) organized in or under the laws of the U.S. or of any political subdivision thereof;
•
a trust that is subject to the supervision of a court within the U.S. and the control of one or more U.S. persons or that has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person; or
•
an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

A “Non-U.S. Shareholder” is a beneficial owner of our common stock that is neither a U.S. Shareholder or a partnership for U.S. tax purposes.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. Any partner of a partnership holding our common stock should consult its tax advisers with respect to the purchase, ownership and disposition of such shares.

Tax matters are very complicated and the tax consequences to an investor of an investment in our common stock will depend on the facts of his, her or its particular situation.

Taxation as a Regulated Investment Company

We intend to elect to be treated and intend to qualify each year as a RIC. As a RIC, we generally will not have to pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that we distribute to our shareholders as dividends. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to our shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gains exceeds our capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we intend to distribute any income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in avoiding entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•
continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•
diversify our holdings so that at the end of each quarter of the taxable year:
•
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•
no more than 25% of the value of our assets is invested in the (i) securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount.

Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy the distribution requirements. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) generate income that will not be qualifying income for purposes of the 90% Income Test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty can be as high as 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate or exemption from withholding tax investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.

If we purchase shares in a "passive foreign investment company," or PFIC, we may be subject to U.S. federal income tax on a portion of any "excess distribution" or gain from the disposition of such shares. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. This additional tax and interest may apply even if we make a distribution in an amount equal to any "excess distribution" or gain from the disposition of such shares as a taxable dividend by us to our shareholders. If we invest in a PFIC and elect to treat the PFIC as a "qualified electing fund" under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.

Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our stockholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury regulations, produce income not among the types of "qualifying income" from which a RIC must derive at least 90% of its annual gross income.

If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and we must distribute such income to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement.

In accordance with certain applicable Treasury regulations and guidance published by the IRS, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder elected to receive in cash, or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or published guidance.

If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as "qualified dividend income," which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder's adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to tax at the regular corporate tax rate on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are described below. The guidelines will be reviewed periodically by the Adviser and our non-interested directors, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, the Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Adviser recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the Adviser’s investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

The Adviser will seek to vote all proxies relating to our portfolio securities in the best interest of our shareholders. The Adviser reviews on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by the Company. Although the Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, the Adviser may vote for such a proposal if there exists compelling long-term reasons to do so.

The Adviser’s proxy voting decisions are made by senior officers who are responsible for monitoring each of our investments. To ensure that the Adviser’s vote is not the product of a conflict of interest, the Adviser requires that: (i) anyone involved in the decision making process disclose to the Adviser’s chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision-making process or vote administration are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Owl Rock Technology Income Corp., Attention: Investor Relations, 399 Park Avenue, 38th Floor, New York, NY 10022 or by calling Owl Rock Technology Income Corp. at (212) 419-3000.

Privacy Policy

We are committed to maintaining the confidentiality, integrity and security of non-public personal information relating to investors. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not collect any non-public personal information other than certain biographical information which is used only so that we can service your account, send you annual reports, proxy statements, and other information required by law. With regard to this information, we maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our investors.

We may share information that we collect regarding an investor with certain of our service providers for legitimate business purposes, for example, in order to process trades or mail information to investors. In addition, we may disclose information that we collect regarding an investor as required by law or in connection with regulatory or law enforcement inquiries.

Reporting Obligations

We will furnish our shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law.

We intend to make available free of charge on our website (www.owlrockbdcs.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. Prior to the time that our reports are available on our website, we will voluntarily provide electronic or paper copies of such filings to our shareholders free of charge upon request. The SEC also maintains a website (www.sec.gov) that contains such information. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this Form 10-K.

Item 1A. Risk Factors.

Investing in our common stock involves a number of significant risks. You should consider carefully the following information before making an investment in our common stock. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected.

An investment in our securities involves risks. The following is a summary of the principal risks that you should carefully consider before investing in our securities.

We are subject to risks related to the economy.

•
The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our prospective portfolio companies operate.
•
Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic.
•
Price declines in the corporate leveraged loan market, may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.
•
Economic recessions or downturns, could impair our portfolio companies and harm our operating results.

We are subject to risks related to our business.

•
We have a limited operating history.
•
The lack of liquidity in our investments may adversely affect our business.
•
We may borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.
•
Defaults under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.
•
Because we have received the approval of our sole initial shareholders, we are subject to 150% Asset Coverage.
•
Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.
•
Because our business model depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•
We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.
•
Our investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•
Our Board may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our shareholders.
•
We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and results of operations.
•
Our status as an “emerging growth company” under the JOBS act may make it more difficult to raise capital as and when we need it.

We are subject to risks related to our Adviser and its affiliates.

•
The Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.
•
Our Class S and Class D shares are each subject to an ongoing servicing fee. Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.
•
We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interest.
•
We may be obligated to pay our Adviser incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.
•
Our ability to enter into transactions with our affiliates is restricted.

We are subject to risks related to business development companies.

•
The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.
•
Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.

We are subject to risks related to our investments.

•
Our investment strategy focuses on technology companies, which are subject to many risks, including volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs and periodic downturns.
•
Our investments in portfolio companies may be risky, and we could lose all or part of our investments.
•
Inflation may adversely affect the business results of operations and financial condition of our prospective portfolio companies.
•
Defaults by our companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold which could harm our operating results.
•
Subordinated liens on collateral securing debt investments that we may make to portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
•
We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interests in our portfolio companies.
•
We are, and will continue to be, exposed to risks associated with changes in interest rates.
•
International investments create additional risks.

We are subject to risks related to an investment in our common stock.

•
Our shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, our shareholders will have limited liquidity.
•
The net asset value of our common stock may fluctuate significantly.
•
The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay distributions to our shareholders, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limit on the extent to which we may use borrowings, if any, and we may use offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).

We are subject to risks related to U.S. federal income tax.

•
We will be subject to corporate-level income tax if we are unable to qualify for and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
•
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

Risks Related to the Economy

The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our prospective portfolio companies operate.

As of the filing date of this Annual Report, there is a continued outbreak of the COVID-19 pandemic. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. Many states, including those in which we and our prospective portfolio companies operate, have issued orders requiring the closure of, or certain restrictions on the operation of, non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

While several countries, as well as certain states, counties and cities in the United States, began to relax the early public health restrictions with a view to partially or fully reopening their economies, many cities world-wide have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. This recent increase in cases led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions and business shutdowns elsewhere. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and our business and operations, as well as the business and operations of our prospective portfolio companies, could be materially adversely affected by a prolonged recession in the U.S. and other major markets.

The impact of COVID-19 led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, the impacts of which could last for some period after the pandemic is controlled and/or abated.

The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our prospective portfolio companies after December 31, 2021, including for the reasons described herein.

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

For example, in December 2019, COVID-19 emerged in China and proceeded to spread rapidly to other countries, including the United States. See “The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our prospective portfolio companies operate.”

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto) and additional uncertainty regarding new variants of COVID-19, most notably the Delta variant, has to date created significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our prospective portfolio companies operate which has in turn created significant business disruption issues for certain of our prospective portfolio companies, and materially and adversely impacted the value and performance of certain of our prospective portfolio companies.

In addition, disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our prospective portfolio companies’ operating results and the fair values of our debt and equity investments.

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our prospective portfolio companies.

The extent of the impact of any public health emergency, including the COVID-19 pandemic, on our and our prospective portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our prospective portfolio companies.

These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information.

As a result, our valuations may not show the completed or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have a negative impact on our business and operations.

The U.S. capital markets have experienced extreme volatility and disruption since the emergence of the COVID-19 pandemic that began in December 2019, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including the duration or reoccurrence of any potential business or supply chain disruption, the duration and severity of the COVID-19 pandemic and the actions taken by governments and their citizens to contain the COVID-19 pandemic or treat its impact. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•
Current market conditions may make it difficult to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than the NAV per share without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness.
•
Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our prospective investments. While we expect that most of our investments will not be publicly traded, applicable accounting standards will require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity).
•
Significant changes in the capital markets may adversely affect the pace of our investment activity and economic activity generally.
•
The illiquidity of our prospective investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we would record our investments if we would be required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our prospective investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

The current period of capital markets disruption and economic uncertainty may make it difficult to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently expect to experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.

Price declines in the corporate leveraged loan market, including as a result of the COVID-19 pandemic, may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.

Conditions in the U.S. corporate debt market may experience disruption or deterioration, including as a result of the COVID-19 pandemic, which may cause pricing levels to decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale or other disposition of our investments, which could have a material adverse effect on our business, financial condition and results of operations.

Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. In addition, the rising conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In addition, any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material direct or indirect effect on our portfolio companies which could in turn have an adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. We monitor developments and seek to manage our prospective investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. See “— Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.”

Economic recessions or downturns, could impair our portfolio companies and harm our operating results.

The companies in which we intend to invest may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. The COVID-19 pandemic has disrupted economic markets and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loans. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

The occurrence of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.

Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

Risks Related to Our Business

We have a limited operating history.

We are a new entity with no operating history and we have no financial information on which a prospective investor can evaluate an investment in us or our prior performance. As a result, we are subject to all of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve or sustain our investment objective and that the value of a Shareholder’s investment could decline substantially or become worthless. While we believe that the past professional experiences, including investment and financial experience of the investment team will increase the likelihood that the Adviser will be able to manage us successfully, there can be no assurance that this will be the case.

The lack of liquidity in our investments may adversely affect our business.

We may acquire a significant percentage of our investments from privately held companies in directly negotiated transactions. Substantially all of these investments will be subject to legal and other restrictions on resale or otherwise will be less liquid than exchange-listed securities or other securities for which there is an active trading market. We typically will be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, refinancing, or initial public offering.

The illiquidity of our investments may make it difficult or impossible for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments, which could have a material adverse effect on our business, financial condition and results of operations.

Moreover, investments purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer, market events, economic conditions or investor perceptions.

We may borrow money, which magnifies the potential for gain or loss and may increase the risk of investing in us.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. We currently borrow under our promissory note and in the future we may borrow from, or issue additional, senior securities to banks, insurance companies, funds, institutional investors and other lenders and investors. Holders of these senior securities will have fixed-dollar claims on our assets that are superior to the claims of our shareholders. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to service our debt or make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management or incentive fees payable to our Adviser attributable to the increase in assets purchased using leverage. There can be no assurance that a leveraging strategy will be successful.

Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, the management fee will be payable based on our average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, which may give our Adviser an incentive to use leverage to make additional investments. See “— Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.” The amount of leverage that we employ will depend on our Adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us, which could affect our return on capital.

In addition to having fixed-dollar claims on our assets that are superior to the claims of our common shareholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments and cash.

As a BDC, generally, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities, plus any preferred stock, if any, must be at least 200%; however, the Small Business Credit Availability Act has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On September 30,

2021, we received approval from ORTA, of the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective October 1, 2021, our asset coverage ratio applicable to senior securities was reduced from 200% to 150% and the risks associated with an investment in us may increase. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.

Defaults under our future borrowing facilities may adversely affect our business, financial condition, results of operations and cash flows.

Our borrowings may include customary covenants, including certain limitations on our incurrence of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. In the event we default under the terms of our borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the terms of our current or future borrowings, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. An event of default under the terms of our borrowings could result in an accelerated maturity date for all amounts outstanding thereunder, and in some instances, lead to a cross-default under other borrowings. This could reduce our liquidity and cash flow and impair our ability to grow our business.

Provisions in our borrowings may limit discretion in operating our business.

Any security interests and/or negative covenants required by a credit facility we enter into or notes we issue may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing.

A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition and could lead to cross default under other credit facilities. This could reduce our liquidity and cash flow and impair our ability to manage our business.

In addition, under the terms of a future credit facility, we may be subject to limitations as to how borrowed funds may be used, as well as regulatory restrictions on leverage which may affect the amount of funding that we may obtain. There may also be certain requirements relating to portfolio performance, a violation of which could limit further advances and, in some cases, result in an event of default. This could reduce our liquidity and cash flow and impair our ability to grow our business.

If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.

We may want to obtain additional debt financing in order to obtain funds which may be made available for investments. The unpaid principal balance of the Promissory Note and accrued interest thereon is due and payable in full by the Company no later than

February 28, 2023. If we are unable to increase, renew or replace such facility and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under the Promissory Note and are declared in default or are unable to renew or refinance, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.

Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.

We do not have any employees. Additionally, we have no internal management capacity other than our appointed executive officers and will be dependent upon the investment expertise, skill and network of business contacts of our Adviser to achieve our investment objective. Our Adviser will evaluate, negotiate, structure, execute, monitor, and service our investments. Our success will depend to a significant extent on the continued service and coordination of our Adviser, including its key professionals. The departure of a significant number of key professionals from our Adviser could have a material adverse effect on our ability to achieve our investment objective.

Our ability to achieve our investment objective also depends on the ability of our Adviser to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. Our Adviser’s capabilities in structuring the investment process, and providing competent, attentive and efficient services to us depend on the involvement of investment professionals of adequate number and sophistication to match the corresponding flow of transactions. To achieve our investment objective, our Adviser may need to retain, hire, train, supervise, and manage new investment professionals to participate in our investment selection and monitoring process. Our Adviser may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

In addition, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by us on 60 days’ notice without penalty by the vote of a Majority of the Outstanding Shares of our common stock or by the vote of our independent directors. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of shareholders and our Board to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under our indebtedness and pay distributions, are likely to be adversely affected, and the value of our common stock may decline.

Distributions on our common stock may exceed our taxable earnings and profits, particularly during the period before we have substantially invested the net proceeds from our public offering. Therefore, portions of the distributions that we pay may represent a return of capital to you. A return of capital is a return of a portion of your original investment in shares of our common stock. As a result, a return of capital will (i) lower your tax basis in your shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares, and (ii) reduce the amount of funds we have for investment in portfolio companies. We have not established any limit on the extent to which we may use sources other than cash flows from operations to fund distributions.

We may pay our distributions from sources other than cash flows from operations in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares, thereby increasing the amount of capital gain (or decreasing the amount of capital loss) realized upon a subsequent sale or redemption of such shares, even if such shares have not increased in value or have, in fact, lost value. Distributions from sources other than cash flows from operations also could reduce the amount of capital we ultimately have available to invest in portfolio companies.

Because our business model depends to a significant extent upon Blue Owl's relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that Blue Owl will depend on its relationships with corporations, financial institutions and investment firms, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If Blue Owl fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom Blue Owl has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

Risks related to the Warehousing Transaction

We may not be able to consummate or realize the anticipated benefits from the Warehousing Transaction. Under the Warehousing Transaction, we have agreed to purchase assets from the Financing Provider at prices based on cost plus adjustments or fees designed to compensate the Financing Provider for holding the assets before we purchase them from it. As a result, we will pay additional cost in connection with acquiring assets through the warehouse compared to purchasing them directly.

Purchases of assets from the Financing Provider would be at prices determined under the Warehousing Transaction regardless of the assets’ market prices at the time of acquisition. As a result, we may pay more or less than the current market value of such assets when we acquire them. We may purchase such assets even if they are in default.

We may not be able to raise sufficient funds to purchase all of the assets in the Warehousing Transaction. In that case, we may determine to purchase some but not all of the assets held by the Financing Provider. In that case, there is no guarantee that the assets we purchase from the Warehousing Transaction will ultimately be the best performing assets of those available. Even if we have sufficient funds to purchase the assets in the Warehousing Transaction, we may not have sufficient funds to make other investments. We may also borrow to obtain funds necessary to purchase assets from the Warehousing Transaction. See “Structure of Investments — Warehousing Transaction.”

We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.

We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the Owl Rock Clients or other funds managed by the Adviser or its affiliates comprising Owl Rock, the private funds managed by Dyal and the funds and accounts managed by Oak Street (the "Blue Owl Clients"), as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs and investment funds might be reasonable investment alternatives to us and may be less costly or complex with fewer or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

We may lose investment opportunities if we do not match our competitors’ pricing, terms, and investment structure criteria. If we are forced to match these competitors’ investment terms criteria, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in our target market could force us to accept less attractive investment terms. Furthermore, many competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC tax treatment. The competitive pressures we face, and the manner in which we react or adjust to competitive pressures, may have a material adverse effect on our business, financial condition, results of operations, effective yield on investments, investment returns, leverage ratio, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also we may not be able to identify and make investments that are consistent with our investment objective.

Our investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by our board of directors. There is not a public market or active secondary market for many of the types of investments in privately held companies that we intend to make. The majority of our investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, we will value a majority of these investments at least quarterly at fair value as determined in good faith in accordance with valuation policy and procedures approved by our Board.

The determination of fair value, and thus the amount of unrealized appreciation or depreciation we may recognize in any reporting period, is to a degree subjective, and our Adviser has a conflict of interest in making recommendations of fair value. We will value our investments at least quarterly at fair value as determined in good faith by our board of directors based on, among other things, input from our Adviser and our Audit Committee. Our board of directors will utilize the services of an independent third-party valuation firm(s), engaged at the direction of our board of directors, to aid us in determining the fair value of our investments. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by our board of directors may differ materially from the values that would have been used if an active market and market quotations existed for such investments. Our net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

Our board of directors may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our shareholders.

We intend to adopt a policy to invest, under normal circumstances, at least 80% of the value of our assets in technology-related companies. Other than with respect to this policy, our Board has the authority to modify or waive current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our securities. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds of our offering and may use the net proceeds from our offering in ways with which our investors may not agree.

Any unrealized depreciation we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures established by our board of directors. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION – Critical Accounting Policies - Investments at Fair Value.”

We are not limited with respect to the portion of our assets that may be invested in a single issuer.

Beyond the asset diversification requirements associated with our intended qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. We intend to adopt a policy to invest, under normal circumstances, at least 80% of the value of our assets in technology-related companies. To the extent that we hold large positions in a small number of issuers, or within a particular industry, our net asset value may fluctuate as a result of changes in the issuer’s financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence or a downturn in particular industry in which we may invest significantly than a diversified investment company otherwise would be.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial offering, (ii) in which we have total annual gross revenue of at least $1.0 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.07 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our securities less attractive because we will rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of such extended transition periods.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. There could be:

• sudden electrical or telecommunications outages;

• natural disasters such as earthquakes, tornadoes and hurricanes;

• disease pandemics, including the COVID-19 pandemic;

• events arising from local or larger scale political or social matters, including terrorist acts;

• outages due to idiosyncratic issues at specific service providers; and

• cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the net asset value of our common stock and our ability to pay distributions to our shareholders.

We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and results of operations.

LIBOR is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We generally expect to use LIBOR as a reference rate in term loans that we anticipate extending to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company will be calculated using LIBOR. The terms of our debt investments generally will include minimum interest rate floors which are calculated based on LIBOR.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it the 1-week and 2-month U.S. dollar LIBOR settings will cease publication after December 31, 2021 and the overnight 1, 3, 6 and 12 months U.S. dollar LIBOR settings will cease publication after June 30, 2023. However, the FCA has indicated it will not compel panel banks to continue to contribute to LIBOR after the end of 2021 and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021.

To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. On July 29, 2021, the ARCC formally recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative replacement rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.

Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, while the majority of the LIBOR-linked loans that we anticipate offering generally will contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investments in these portfolio companies and, as a result on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we will still need to renegotiate the credit agreements extending beyond June 2023 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations. In addition, the transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. We are assessing the impact of a transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

Additionally, new regulatory initiatives related to ESG could adversely affect our business. For example, in May 2018, the European Commission adopted an “action plan on financing sustainable growth.” The action plan is, among other things, designed to define and reorient investment toward sustainability. The action plan contemplates: establishing EU labels for green financial products; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies will be subject to the risk that similar measures might be introduced in other jurisdictions in the future. In addition, the SEC has announced that it may require disclosure of certain ESG-related matters. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our prospective portfolio companies conduct our businesses and adversely affect our profitability.

Risks Related to Our Adviser and Its Affiliates

The Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.

The Owl Rock Advisers will receive substantial fees from us in return for their services, including certain incentive fees based on the amount of appreciation of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to the Dealer Manager and our Adviser. These compensation arrangements could affect our Adviser’s or its affiliates’ judgment with respect to public offerings of equity, incurrence of debt and investments made by us, which allow our Adviser or its affiliates to earn increased fees.

The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to, among other things, the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the Blue Owl Clients, that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by the Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the investment committee or our affiliates are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance, investor relations and other matters that did not apply to Owl Rock prior to the formation of Blue Owl.

The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.

Our Adviser and its affiliates may provide a broad range of financial services to companies in which we may invest, including providing arrangement, syndication, origination structuring and other services to portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. In addition, we may invest in companies managed by entities in which Dyal Clients have acquired a minority interest. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand and could, in certain instances, have an incentive not to pursue actions against a portfolio company that would be in our best interest.

The Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.

Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including our institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), certain conflicts of interest are present. For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of the Investment Committee and other executives and employees of our Adviser will hold and receive interests in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans or employee offerings. In these circumstances, personnel of our Adviser may have an incentive to favor these other investment companies or accounts over us. Our board of directors will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.

Our Class S and Class D shares are each subject to an ongoing servicing fee.

The ongoing servicing fees will be payable by the investors to compensate our affiliated dealer manager and its affiliates, participating broker-dealers and financial representatives for services rendered to shareholders, including, among other things, responding to customer inquiries of a general nature regarding the Company; crediting distributions from us to customer accounts; arranging for bank wire transfer of funds to or from a customer’s account; responding to customer inquiries and requests regarding shareholder reports, notices, proxies and proxy statements, and other Company documents; forwarding prospectuses, tax notices and annual and quarterly reports to beneficial owners of our shares; assisting us in establishing and maintaining shareholder accounts and records; assisting customers in changing account options, account designations and account addresses, and providing such other similar services as we may reasonably request to the extent an authorized service provider is permitted to do so under applicable statutes, rules, or regulations.

Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.

The incentive fee payable by us to our Adviser may create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangements. The way in which the incentive fee is determined may encourage our Adviser to use leverage to increase the leveraged return on our investment portfolio.

In addition, the fact that our base management fee is payable based upon our average gross assets (which includes any borrowings used for investment purposes) may encourage our Adviser to use leverage to make additional investments. Such a practice could make such investments more risky than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage (up to the limits prescribed by the 1940 Act) may increase the likelihood of our defaulting on our borrowings, which would be detrimental to holders of our securities.

The Adviser may have an incentive to delay a liquidity event, which may result in actions that are not in the best interest of our shareholders.

The ongoing servicing fee will be payable by us to compensate our affiliated Dealer Manager and its affiliates for services rendered to shareholders, including, among other things, responding to customer inquiries of a general nature regarding the Company; crediting distributions from us to customer accounts; arranging for bank wire transfer of funds to or from a customer’s account; responding to customer inquiries and requests regarding shareholder reports, notices, proxies and proxy statements, and other Company documents; forwarding prospectuses, tax notices and annual and quarterly reports to beneficial owners of our shares; assisting us in establishing and maintaining shareholder accounts and records; assisting customers in changing account options, account designations and account addresses, and providing such other similar services as we may reasonably request to the extent the an authorized service provider is permitted to do so under applicable statutes, rules, or regulations. The ongoing servicing fee will terminate for all Class S and Class D shareholders upon a liquidity event. Although we do not intend to complete a liquidity event within any specific time period, if at all, the Adviser, an affiliate of our Dealer Manager, may have an incentive to delay a liquidity event if such amounts receivable by our Dealer Manager have not been fully paid. A delay in a liquidity event may not be in the best interests of our shareholders.

We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interest.

Our Adviser will experience conflicts of interest in connection with the management of our business affairs relating to and arising from a number of matters, including: the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; and restrictions on our Adviser’s use of “inside information” with respect to potential investments by us.

Specifically, we may compete for investments with the other Blue Owl Clients, subjecting our Adviser and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Owl Rock Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Owl Rock Advisers’ investment allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We expect to rely on exemptive relief that has been granted by the SEC to an affiliate of our Adviser to co-invest with other funds managed by our Adviser or certain of its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “—Our ability to enter into transactions with our affiliates is restricted.”

Actions by our Adviser or its affiliates on behalf of their other accounts and clients may be adverse to us and our investments and harmful to us.

The Owl Rock Advisers and their affiliates manage assets for accounts other than us, including, but not limited to, the Blue Owl Clients. Actions taken by the Owl Rock Advisers and their affiliates on behalf of the Blue Owl Clients may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one of the Blue Owl Clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Blue Owl Clients (including us). While the Owl Rock Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to mitigate the conflict could be challenged or deemed insufficient. If the Owl Rock Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.

Our Adviser or its affiliates may have clients invested at different levels of the capital structure of a portfolio company in which we have invested.

Different funds advised by our Adviser or its affiliates may invest in a single portfolio company, including at different levels of the capital structure of the portfolio company. For example, in the normal course of business, we may acquire debt positions in, or lend to, companies in which another fund advised by our Adviser or its affiliates owns common equity securities or a subordinated debt position. This could occur at the time of, or subsequent to, the initial investment in the portfolio company. A direct conflict of interest could arise among the various debt holders and equity holders if the portfolio company were to experience financial distress. In addition, when we are an investor in a portfolio company alongside other of the Owl Rock Clients that have invested in a different part of the portfolio company’s capital structure, the Investment Company Act may prohibit our Adviser from negotiating on behalf of any such fund in connection with a reorganization or restructuring of the portfolio company. While the Adviser and its affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process to handle those conflicts when they arise, a decision to permit the investments to occur in the first instance or judgments on how to minimize the conflict could be challenged.

The Oak Street division of Blue Owl may enter into sale lease-back transactions with our portfolio companies or with borrowers under our credit facilities.

From time to time, companies in which we have invested or may invest, may enter into sale-leaseback transactions with the Oak Street division of Blue Owl. As a result of these arrangements we could be a creditor to, or equity owners of, a company at the same time that company is a tenant of Oak Street. If such a company were to encounter financial difficulty or default on its obligations as a borrower, our Adviser could be required to take actions that may be adverse to those of Oak Street in enforcing our rights under the relevant facilities or agreements, or vice versa. This could lead to actual or perceived conflicts of interest.

Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.

We, directly or through our Adviser, may obtain confidential information about the companies in which we have invested or may invest or be deemed to have such confidential information. Our Adviser may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. In addition, funds managed by Dyal may invest in entities that will manage our portfolio companies and, as a result, may obtain additional confidential information about our portfolio companies. The possession of such information may, to our detriment, limit the ability of us and our Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of our Adviser may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with our Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Adviser.

We may be obligated to pay our Adviser incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.

The Investment Advisory Agreement entitles our Adviser to receive an incentive fee based on our pre-incentive fee net investment income regardless of any capital losses. In such case, we may be required to pay our Adviser an incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter. Any incentive fee payable by us that relates to the pre-incentive fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (“payment-in-kind”, or “PIK”, income). PIK income will be included in the pre-incentive fee net investment income used to calculate the incentive fee to our Adviser even though we do not receive the income in the form of cash. If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the incentive fee will become uncollectible. Our Adviser is not obligated to reimburse us for any part of the incentive fee it received that was based on accrued interest income that we never receive as a result of a subsequent default.

For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

Our Investment Adviser will be paid the management fee even if the value of the shareholders’ investments declines and our Adviser’s incentive fee may create incentives for it to make certain kinds of investments.

Our Adviser is entitled to an incentive fee from us based on our investment performance. The incentive fee payable by us to our Adviser may create an incentive for our Adviser to make investments on behalf of us that are risky or more speculative than would be the case in the absence of such a compensation arrangement, and also to incur leverage, which will tend to enhance returns where our portfolio has positive returns. Additionally, the management fee is payable even in the event the value of shareholders’ investments declines.

Our ability to enter into transactions with our affiliates will be restricted.

We will be prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our board of directors and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, including other funds or clients advised by our Adviser or its affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates or anyone who is under common control with us. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of our Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment or disposition opportunities that would otherwise be available to us.

We rely on exemptive relief that has been granted by the SEC to ORCA and certain of its affiliates that permits us to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.

In situations when co-investment with our Adviser’s or its affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the exemptive relief granted to us by the SEC, our Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not be entitled to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.

We may make investments that could give rise to a conflict of interest.

We do not expect to invest in, or hold securities of, companies that are controlled by an affiliate’s other clients. However, our Adviser or an affiliate’s other clients may invest in, and gain control over, one of our portfolio companies. If our Adviser or an affiliate’s other client, or clients, gains control over one of our portfolio companies, it may create conflicts of interest and may subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions our Adviser may be unable to implement our investment strategies as effectively as they could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, our Adviser may be unable to engage in certain transactions that it would otherwise pursue. In order to avoid these conflicts and restrictions, our Adviser may choose to exit such investments prematurely and, as a result, we may forego any positive returns associated with such investments. In addition, to the extent that an affiliate’s other client holds a different class of securities than us as a result of such transactions, our interests may not be aligned.

The recommendations given to us by our Adviser may differ from those rendered to their other clients.

Our Adviser and its affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, us even though such other clients’ investment objectives may be similar to ours, which could have an adverse effect on our business, financial condition and results of operations.

Our Adviser’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify our Adviser against certain liabilities, which may lead our Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement (and, separately, under the Administration Agreement), and it will not be responsible for any action of our board of directors in declining to follow our Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of, our Adviser will not be liable to us for their acts under the Investment Advisory Agreement, absent willful malfeasance, bad faith, or gross negligence in the performance of their duties. We have also agreed to indemnify, defend and protect our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, our Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of our Adviser not arising out of willful misfeasance, bad faith or gross negligence or misconduct in the performance of their duties. However, in accordance with Section 17(i) of the 1940 Act, neither our Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives may be protected against any liability to us or our investors to which it would otherwise be subject by reason of willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of its office. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own accord.

There are risks associated with any potential merger with or purchase of assets of another fund.

The Adviser may in the future recommend to the Board that we merge with or acquire all or substantially all of the assets of one or more funds including a fund that could be managed by our Adviser and its affiliates (including another BDC). We do not expect that our Adviser would recommend any such merger or asset purchase unless it determines that it would be in our best interests, with such determination dependent on factors it deems relevant, which may include our historical and projected financial performance and that of any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and common equity holders of both funds. If our Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to our Adviser by us and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to our Adviser as a result of managing a single, larger fund instead of two separate funds.

The Adviser’s failure to comply with pay-to-play laws, regulations and policies could have an adverse effect on our Adviser, and thus, us.

A number of U.S. states and municipal pension plans have adopted so-called “pay-to-play” laws, regulations or policies which prohibit, restrict or require disclosure of payments to (and/or certain contacts with) state officials by individuals and entities seeking to do business with state entities, including those seeking investments by public retirement funds. The SEC has adopted a rule that, among other things, prohibits an investment adviser from providing advisory services for compensation to a government client for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates. If our Adviser, any of its employees or affiliates or any service provider acting on its behalf, fails to comply with such laws, regulations or policies, such non-compliance could have an adverse effect on our Adviser, and thus, us.

Our Adviser’s net worth is not available to satisfy our liabilities and other obligations.

The North American Securities Administrators Association (“NASAA”), in its Omnibus Guidelines Statement of Policy adopted on March 29, 1992 and as amended on May 7, 2007 and from time to time, requires that our affiliates and Adviser, or our Sponsor under the Omnibus Guidelines, have an aggregate financial net worth, exclusive of home, automobiles and home furnishings, of 5.0% of the first $20 million of both the gross amount of securities currently being offered in our offering and the gross amount of any originally issued direct participation program securities sold by our affiliates and sponsors within the past 12 months, plus 1.0% of all amounts in excess of the first $20 million. Based on these requirements, our Adviser and its affiliates have an aggregate financial net worth in excess of those amounts required by the Omnibus Guidelines. However, no portion of such net worth will be available to us to satisfy any of our liabilities or other obligations. The use of our own funds to satisfy such liabilities or other obligations could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, the 1940 Act prohibits us from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions, including a greater required asset coverage ratio and additional restrictions on transactions with affiliates, and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.

As a result of the Annual Distribution Requirement to qualify for tax treatment as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. Currently, we may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, equals at least 150% after such incurrence or issuance. If we issue senior securities, we will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with RIC distribution requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. Therefore, we intend to seek to continuously issue equity securities, which may lead to shareholder dilution.

We may borrow to fund investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying for tax treatment as a RIC, which would generally result in a corporate-level U.S. federal income tax on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distribution to our shareholders

In addition, as market conditions permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses.

Risks Related to Our Investments

Investing in publicly traded companies can involve a high degree of risk and can be speculative.

We may invest a portion of our portfolio in publicly traded companies or companies that are in the process of completing their initial public offering (“IPO”). If we invest in instruments issued by publicly-held companies, we may be subject to risks that differ in type or degree from those involved with investments in privately-held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such instruments at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. In addition, to the extent we invest in publicly traded debt instruments, we may not be able to obtain financial covenants or other contractual rights that we might otherwise be able to obtain when making privately-negotiated investments. We may not have the same access to information in connection with investments in public debt instruments that we would expect to have in connection with privately-negotiated investments.

As publicly traded companies, the securities of these companies may not trade at high volumes, and prices can be volatile, particularly during times of general market volatility, which may restrict our ability to sell our positions and may have a material adverse impact on us. If we or the Adviser were deemed to have material, nonpublic information regarding the issuer of a publicly our ability to make new investments or sell existing investments in such issuer.

Our ability to invest in public companies may be limited in certain circumstances.

To maintain our status as a BDC, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions).

Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a market capitalization that is less than $250 million at the time of such investment and meets the other specified requirements.

Our investment strategy focuses on technology companies, which are subject to many risks, including volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs and periodic downturns.

We intend to invest in technology-related companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses), and valuations of technology- related companies can and often do fluctuate suddenly and dramatically. In addition, technology-related industries are generally characterized by abrupt business cycles and intense competition. Overcapacity in technology-related industries, together with cyclical economic downturns, may result in substantial decreases in the market capitalization of many technology-related companies. Such decreases in market capitalization may occur again, and any future decreases in technology- related company valuations may be substantial and may not be temporary in nature. Therefore, our portfolio companies may face considerably more risk of loss than do companies in other industry sectors.

Because of rapid technological change, the average selling prices of products and some services provided by technology companies have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by technology companies may decrease over time, which could adversely affect their operating results, their ability to meet obligations under their debt securities and the value of their equity securities. This could, in turn, materially adversely affect our business, financial condition and results of operations.

A natural disaster may also impact the operations of our portfolio companies, including the technology companies in our portfolio. The nature and level of natural disasters cannot be predicted and may be exacerbated by global climate change. Technology companies rely on items assembled or produced in areas susceptible to natural disasters, and may sell finished goods into markets susceptible to natural disasters. A major disaster, such as an earthquake, tsunami, flood or other catastrophic event could result in disruption to the business and operations of the technology companies in our portfolio.

We may invest in technology companies that are reliant on U.S. and foreign regulatory and governmental programs. Any material changes or discontinuation, due to change in administration or U.S. Congress or otherwise could have a material adverse effect on the operations of a portfolio company in these industries and, in turn, impair our ability to timely collect principal and interest payments owed to us to the extent applicable.

Our investments in portfolio companies may be risky, and we could lose all or part of our investments.

We intend to pursue a strategy that focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies in a broad range of technology-related industries, with a focus on originated transactions sourced through the networks of our Adviser. Short transaction closing timeframes associated with originated transactions coupled with added tax or accounting structuring complexity and international transactions may result in higher risk in comparison to non-originated transactions.

Most debt securities in which we intend to invest will not be rated by any rating agency and, if they were rated, they would be rated as below investment grade quality and are commonly referred to as “leveraged loans,” “high yield” or “junk”. Debt securities rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans will provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

First-Lien Debt. When we make a first-lien loan, we generally will take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our lien is, or could become, subordinated to claims of other creditors. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we need to enforce our remedies.

Unitranche Loans — In addition, in connection with any unitranche loans (including “last out” portions of such loans) in which we may invest, we would enter into agreements among lenders. Under these agreements, our interest in the collateral of the first-lien loans may rank junior to those of other lenders in the loan under certain circumstances. This may result in greater risk and loss of principal on these loans.

Second-Lien and Mezzanine Debt. Our investments in second-lien and mezzanine debt generally will be subordinated to senior loans and will either have junior security interests or be unsecured. As such, other creditors may rank senior to us in the event of insolvency. This may result in greater risk and loss of principal.

Equity Investments. When we invest in first-lien debt, second-lien debt or mezzanine debt, we may acquire equity securities, such as warrants, options and convertible instruments, as well. In addition, we may invest directly in the equity securities of portfolio companies. We will seek to dispose of these equity interests and realize gains upon our disposition of these interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We may structure such equity investments to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights, which grants us the right to register our equity interest when either the portfolio company or another investor in the portfolio company files a registration statement with the SEC to issue securities.

We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.

We may make indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles (“Investment Vehicles”). In general, the risks associated with indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle are similar to those associated with a direct investment in a portfolio company. While we intend to analyze the credit and business of a potential portfolio company in determining whether to make an investment in an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle. In the event of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle could be structurally subordinated to the other obligations of the portfolio company). In addition, if we are to invest in an Investment Vehicle, we may be required to rely on our partners in the Investment Vehicle when making decisions regarding such Investment Vehicle’s investments, accordingly, the value of the investment could be adversely affected if our interests diverge from those of our partners in the Investment Vehicle.

We expect our investments to be concentrated in technology-related industries, some of which are subject to extensive government regulation, which exposes us to the risk of significant loss if any of these industry sectors experiences a downturn.

A consequence of our investment strategy is that our investment returns will be materially and adversely affected if the companies or the industries we target perform poorly. Beyond the asset diversification requirements associated with our intended qualification as a RIC and the policy we expect to adopt to invest, under normal circumstances, at least 80% of the value of our assets in technology-related companies, we do not have fixed guidelines for diversification or limitations on the size of our investments in any one company and our investments could be concentrated in relatively few industries.

Our investments may be subject to extensive regulation by U.S. and foreign federal, state and/or local agencies. Changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, or new laws, rules or regulations could have an adverse impact on the business and industries of our portfolio companies. In addition, changes in government priorities or limitations on government resources could also adversely impact our portfolio companies. We are unable to predict whether any such changes in laws, rules or regulations will occur and, if they do occur, the impact of these changes on our portfolio companies and our investment returns.

Furthermore, if any of our portfolio companies were to fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Our portfolio companies may be subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace.

To the extent we invest in publicly traded companies, we may be unable to obtain financial covenants and other contractual rights, which subjects us to additional risks.

If we invest in instruments issued by publicly-held companies, we may be subject to risks that differ in type or degree from those involved with investments in privately-held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such instruments at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. In addition, to the extent we invest in publicly traded debt instruments, we may not be able to obtain financial covenants or other contractual rights that we might otherwise be able to obtain when making privately-negotiated investments. We may not have the same access to information in connection with investments in public debt instruments that we would expect to have in connection with privately-negotiated investments. If we or the Adviser were deemed to have material, nonpublic information regarding the issuer of a publicly traded instrument in which we have invested, we may be limited in our ability to make new investments or sell existing investments in such issuer.

Our investments may be in portfolio companies that have limited operating histories and resources.

Our portfolio may include investments in companies that may have relatively limited operating histories.

These companies may be particularly vulnerable to U.S. and foreign economic downturns may have more limited access to capital and higher funding costs, may have a weaker financial position and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from larger, more established companies with greater financial, technical and marketing resources. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation applicable to their given industry. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these companies. We cannot assure you that any of our investments in our portfolio companies will be successful. We may lose our entire investment in any or all of our portfolio companies.

A lack of IPO or merger and acquisition opportunities may cause companies to stay in our portfolio longer, leading to lower returns, unrealized depreciation, or realized losses.

A lack of IPO or merger and acquisition (“M&A”) opportunities for venture capital-backed companies could lead to companies staying longer in our portfolio as private entities still requiring funding. This situation may adversely affect the amount of available funding for early-stage companies in particular as, in general, venture-capital firms are being forced to provide additional financing to late-stage companies that cannot complete an IPO or M&A transaction. In the best case, such stagnation would dampen returns, and in the worst case, could lead to unrealized depreciation and realized losses as some companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all. A lack of IPO or M&A opportunities for venture capital-backed companies can also cause some venture capital firms to change their strategies, leading some of them to reduce funding of their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in unrealized depreciation and realized losses in such companies by other companies such as ourselves who are co-investors in such companies.

The inability of our portfolio companies to commercialize their technologies or create or develop commercially viable products or businesses would have a negative impact on our investment returns.

The possibility that our portfolio companies will not be able to commercialize their technology, products or business concepts presents significant risks to the value of our investments. Additionally, although some of our portfolio companies may already have a commercially successful product or product line when we invest, technology-related products and services often have a more limited market- or life-span than products in other industries. Thus, the ultimate success of these companies often depends on their ability to continually innovate, or raise additional capital, in increasingly competitive markets. Their inability to do so could affect our investment return. In addition, the intellectual property held by our portfolio companies often represents a substantial portion of the collateral, if any, securing our investments. We cannot assure you that any of our portfolio companies will successfully acquire or develop any new technologies, or that the intellectual property the companies currently hold will remain viable. Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither our portfolio companies nor we have any control over the pace of technology development. Commercial success is difficult to predict, and the marketing efforts of our portfolio companies may not be successful.

If our portfolio companies are unable to protect their intellectual property rights, or are required to devote significant resources to protecting their intellectual property rights, then our investments could be harmed.

Our success and competitive position depend in part upon the ability of our portfolio companies to obtain and maintain proprietary technology used in their products and services, which will often represent a significant portion of the collateral, if any, securing our investment. The portfolio companies will rely, in part, on patent, trade secret and trademark law to protect that technology, but competitors may misappropriate their intellectual property, and disputes as to ownership of intellectual property may arise. Portfolio companies may, from time to time, be required to institute litigation in order to enforce their patents, copyrights or other intellectual property rights, to protect their trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources.

Similarly, if a portfolio company is found to infringe upon or misappropriate a third party’s patent or other proprietary rights, that portfolio company could be required to pay damages to such third party, alter its own products or processes, obtain a license from the third party and/or cease activities utilizing such proprietary rights, including making or selling products utilizing such proprietary rights. Any of the foregoing events could negatively affect both the portfolio company’s ability to service our debt investment and the value of any related debt and equity securities that we own, as well as any collateral securing our investment.

Our relationship with certain portfolio companies may expose us to our portfolio companies’ trade secrets and confidential information which may require us to be parties to non-disclosure agreements and restrict us from engaging in certain transactions.

Our relationship with some of our portfolio companies may expose us to our portfolio companies’ trade secrets and confidential information (including transactional data and personal data about their employees and clients) that may require us to be parties to nondisclosure agreements and restrict us from engaging in certain transactions. Unauthorized access or disclosure of such information may occur, resulting in theft, loss or other misappropriation. Any theft, loss, improper use, such as insider trading or other misappropriation of confidential information could have a material adverse impact on our competitive positions, our relationship with our portfolio companies and our reputation and could subject us to regulatory inquiries, enforcement and fines, civil litigation and possible financial liability or costs.

Broadly syndicated loans, including “covenant-lite” loans, may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.

A significant number of high yield loans in the market, in particular the broadly syndicated loan market, may consist of “covenant-lite” loans. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Ownership of “covenant-lite” loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.

We may be subject to risks associated with our investments in bank loans.

We intend to invest in bank loans and participations. These obligations are subject to unique risks, including:

• the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights laws,

• so-called lender-liability claims by the issuer of the obligations,

• environmental liabilities that may arise with respect to collateral securing the obligations, and

• limitations on our ability to directly enforce its rights with respect to participations.

In analyzing each bank loan or participation, our Adviser compares the relative significance of the risks against the expected benefits of the investment. Successful claims by third parties arising from these and other risks will be borne by us.

If the assets securing the loans that we make decrease in value, then we may lack sufficient collateral to cover losses.

To attempt to mitigate credit risks, we intend to take a security interest in the available assets of our portfolio companies. There is no assurance that we will obtain sufficient collateral to cover losses or properly perfect any such liens.

There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of a portfolio company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or that we will be able to collect on the loan should we be forced to enforce our remedies.

In addition, because we invest in technology-related companies, a substantial portion of the assets securing our investment may be in the form of intellectual property, if any, inventory and equipment and, to a lesser extent, cash and accounts receivable. Intellectual property, if any, that is securing our loan could lose value if, among other things, the company’s rights to the intellectual property are challenged or if the company’s license to the intellectual property is revoked or expires, the technology fails to achieve its intended results or a new technology makes the intellectual property functionally obsolete. Inventory may not be adequate to secure our loan if our valuation of the inventory at the time that we made the loan was not accurate or if there is a reduction in the demand for the inventory.

Similarly, any equipment securing our loan may not provide us with the anticipated security if there are changes in technology or advances in new equipment that render the particular equipment obsolete or of limited value, or if the company fails to adequately maintain or repair the equipment. Any one or more of the preceding factors could materially impair our ability to recover earned interest and principal in a foreclosure.

We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient.

In the event of a default by a portfolio company on a secured loan, we will only have recourse to the assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. In addition, we may make loans that are unsecured, which are subject to the risk that other lenders may be directly secured by the assets of the portfolio company. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying assets. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the portfolio company prior to a default, and as a result the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.

In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to “equitable subordination.” This means that depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of inter-creditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.

Borrowers of broadly syndicated loans may be permitted to designate unrestricted subsidiaries under the terms of their financing agreements, which would exclude such unrestricted subsidiaries from restrictive covenants under the financing agreement with the borrower. Without restriction under the financing agreement, the borrower could take various actions with respect to the unrestricted subsidiary including, among other things, incur debt, grant security on its assets, sell assets, pay dividends or distribute shares of the unrestricted subsidiary to the borrower’s shareholders. Any of these actions could increase the amount of leverage that the borrower is able to incur and increase the risk involved in our investments in broadly syndicated loans accordingly.

If the value of collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.

We may not realize any income or gains from our equity investments

We may invest in equity-related securities, including publicly-traded debt instruments, common equity, warrants, preferred stock and convertible preferred securities. These equity interests we acquire may not appreciate in value and, in fact, may decline in value if the company fails to perform financially or achieve its growth objectives. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments since these securities may have restrictions on their transfer or may not have an active trading market.

Equity investments also have experienced significantly more volatility in their returns and may under- perform relative to fixed income securities during certain periods. An adverse event, such as an unfavorable earnings report, may depress the value. Also, prices of equity investments are sensitive to general movements in the stock market and a drop in the stock market may depress the price of common stock investments to which we have exposure. Equity prices fluctuate for several reasons including changes in investors’ perceptions of the financial condition of an issuer or the general condition of the relevant stock market, or when political or economic events affecting the issuers occur. In addition, common stock prices may be particularly sensitive to rising interest rates, as the cost of capital rises and borrowing costs increase.

Although we expect to receive current income in the form of dividend payments on any convertible preferred equity investments, a substantial portion of the gains we expect to receive from our investments in such securities will likely be from the capital gains generated from the sale of our equity investments upon conversion of our convertible securities, the timing of which we cannot predict. We do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter. In addition, any convertible preferred stock instruments will generally provide for conversion upon the portfolio companies’ achievement of certain milestone events, including a qualified public offering and/or a senior exchange listing for their common stock. However, there can be no assurance that our portfolio companies will obtain either a junior or senior exchange listing or, even if a listing is obtained, that an active trading market will ever develop in the common stock of our publicly traded portfolio companies.

In addition, even if any portfolio companies obtain an exchange listing, we may be subject to lock-up provisions that prohibit us from selling our investments into the public market for specified periods of time after such listing. As a result, the market price of securities that we may hold may decline substantially before we are able to sell these securities following an exchange listing.

Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. Furthermore, due to the expected growth of our portfolio companies, we do not generally expect to receive dividend income from our common stock investments. In the case of cumulative preferred stock, there is no assurance that any dividends will ever be paid by a portfolio company.

The credit ratings of certain of our investments may not be indicative of the actual credit risk of such rated instruments.

Rating agencies rate debt securities based upon their assessment of the likelihood of the receipt of principal and interest payments. Rating agencies do not consider the risks of fluctuations in market value or other factors that may influence the value of debt securities. Therefore, the credit rating assigned to a particular instrument may not fully reflect the true risks of an investment in such instrument. Credit rating agencies may change their methods of evaluating credit risk and determining ratings. These changes may occur quickly and often. While we may give some consideration to ratings, ratings may not be indicative of the actual credit risk of our investments in rated instruments.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity. This risk will be more acute when interest rates decrease, as we may be unable to reinvest at rates as favorable as when we made our initial investment.

A redemption of convertible securities held by us could have an adverse effect on our ability to achieve our investment objective.

A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, we will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.

To the extent original issue discount (OID) and payment-in-kind (PIK) interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.

Our investments may include OID and PIK instruments. To the extent OID and PIK constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in income for financial reporting purposes in accordance with U.S. GAAP and taxable income prior to receipt of cash, including the following:

• Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability or deferred payments and the value of any associated collateral;

• Original issue discount instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower;

• For U.S. GAAP purposes, cash distributions to shareholders that include a component of OID income do not come from paid-in capital, although they may be paid from the sources other than cash flows from operations. Thus, although a distribution of OID income may come from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact;

• The presence of OID and PIK creates the risk of non-refundable cash payments to our Adviser in the form of incentive fees on income based on non-cash OID and PIK accruals that may never be realized; and

•In the case of PIK, “toggle” debt, which gives the issuer the option to defer an interest payment in exchange for an increased interest rate in the future, the PIK election has the simultaneous effect of increasing the investment income, thus increasing the potential for realizing incentive fees.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We intend to pursue a strategy that focuses on investing primarily in the debt of privately owned U.S. companies in a broad range of technology-related industries with a focus on originated transactions sourced through the networks of our Adviser. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we may invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we may invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, any holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we may invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company and our portfolio company may not have sufficient assets to pay all equally ranking credit even if we hold senior, first-lien debt.

If we cannot obtain debt financing or equity capital on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of our shares will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as base management fees, incentive fees, other fees and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. Pursuant to tax rules that apply to RICs, we will be required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our tax treatment as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

Defaults by our portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold, which could harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its debt financing and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, some of the loans in which we may invest may be “covenant-lite” loans, which means the loans contain fewer or no financial maintenance covenants or restrictions in comparison to loans that include financial maintenance covenants. Non-financial maintenance covenants can only be breached by an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, the Company may have fewer rights against a borrower when it invests in or has exposure to “covenant-lite” loans and, accordingly, may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

As part of our lending activities, we may in certain opportunistic circumstances originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Any such investment would involve a substantial degree of risk. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower.

Subordinated liens on collateral securing debt investments that we may make to portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we will make in portfolio companies will be secured on a second priority lien basis by the same collateral securing senior debt of such companies. We also make debt investments in portfolio companies secured on a first priority basis. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. In the event of a default, the holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the first priority or second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the first priority or second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on any such portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of senior debt. Under such an inter-creditor agreement, at any time obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Certain of our investments may be adversely affected by laws relating to fraudulent conveyance or voidable preferences.

Certain of our investments could be subject to federal bankruptcy law and state fraudulent transfer laws, which vary from state to state, if the debt obligations relating to certain investments were issued with the intent of hindering, delaying or defrauding creditors or, in certain circumstances, if the issuer receives less than reasonably equivalent value or fair consideration in return for issuing such debt obligations. If the debt proceeds are used for a buyout of shareholders, this risk is greater than if the debt proceeds are used for day-to-day operations or organic growth. If a court were to find that the issuance of the debt obligations was a fraudulent transfer or conveyance, the court could void or otherwise refuse to recognize the payment obligations under the debt obligations or the collateral supporting such obligations, further subordinate the debt obligations or the liens supporting such obligations to other existing and future indebtedness of the issuer or require us to repay any amounts received by us with respect to the debt obligations or collateral. In the event of a finding that a fraudulent transfer or conveyance occurred, we may not receive any repayment on such debt obligations.

Under certain circumstances, payments to us and distributions by us to our shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, investments in restructurings may be adversely affected by statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the court’s discretionary power to disallow, subordinate or disenfranchise particular claims or recharacterize investments made in the form of debt as equity contributions.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Although we intend to structure certain of our investments as senior debt, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company or a representative of us or our Adviser sat on the board of directors of such portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors.

In addition, a number of U.S. judicial decisions have upheld judgments obtained by borrowers against lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing, or a similar duty owed to the borrower or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of our investments in portfolio companies (including that, as a BDC, we may be required to provide managerial assistance to those portfolio companies if they so request upon our offer), we may be subject to allegations of lender liability.

We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interests in our portfolio companies.

We do not currently, and do not expect in the future to control most of our portfolio companies, although we may have board representation or board observation rights, and our debt agreements may impose certain restrictive covenants on our borrowers. As a result, we are subject to the risk that a portfolio company in which we expect to invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as a debt investor. Due to the lack of liquidity for our investments in private companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at a favorable value. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We are, and will continue to be, exposed to risks associated with changes in interest rates.

Because we may borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we may borrow funds and the rate at which we may invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield.

Our debt investments may be based on floating interest rates, such as LIBOR, the Euro Interbank Offered Rate (“EURIBOR”), the Federal Funds Rate or the Prime Rate, that reset on a periodic basis, and that many of our investments will be subject to interest rate floors. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations. In addition, our cost of funds likely will increase because the interest rates on the majority of amounts we may borrow are likely to be floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor.

Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Moreover, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. U.S. Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business.

We may enter into certain hedging transactions, such as interest rate swap agreements, in an effort to mitigate our exposure to adverse fluctuations in interest rates and we may increase our floating rate investments to position the portfolio for rate increases. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk or if we will enter into such interest rate hedges. Hedging transactions may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

We do not have a policy governing the maturities of our investments. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term securities. A decline in the prices of the debt we own could adversely affect our net asset value. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate.

In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

To the extent that we make floating rate debt investments, a rise in the general level of interest rates would lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase in the amount of the incentive fee payable to our Adviser.

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our ability to achieve our investment objective and the rate of return on invested capital. Because we may borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

International investments create additional risks.

We may make investments in portfolio companies that are domiciled outside of the United States. Our investments in foreign portfolio companies are deemed “non-qualifying assets”, which means that, as required by the 1940 Act, such investments, along with other investments in non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any such asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:

•
foreign governmental laws, rules and policies, including those relating to taxation and bankruptcy and restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States and any adverse changes in these laws;
•
foreign currency devaluations that reduce the value of and returns on our foreign investments;
•
adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we may invest;
•
adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we may invest;
•
the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;
•
changes that adversely affect the social, political and/or economic stability of a foreign country in which we may invest;
•
high inflation in the foreign countries in which we may invest, which could increase the costs to us of investing in those countries;
•
deflationary periods in the foreign countries in which we may invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and
•
legal and logistical barriers in the foreign countries in which we may invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.

In addition, we may make investments in countries whose governments or economies may prove unstable. Certain of the countries in which we may invest may have political, economic and legal systems that are unpredictable, unreliable or otherwise inadequate with respect to the implementation, interpretation and enforcement of laws protecting asset ownership and economic interests. In some of the countries in which we may invest, there may be a risk of nationalization, expropriation or confiscatory taxation, which may have an adverse effect on our portfolio companies in those countries and the rates of return that we are able to achieve on such investments. We may also lose the total value of any investment which is nationalized, expropriated or confiscated. The financial results and investment opportunities available to us, particularly in developing countries and emerging markets, may be materially and adversely affected by any or all of these political, economic and legal risks.

We may expose ourselves to risks if we engage in hedging transactions.

We may enter into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counter-party credit risk. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.

Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions were to decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions were to increase. It also may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging strategy, if any, will depend on our ability to correctly identify appropriate exposures for hedging. Unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure. Also, where a put or call option on a particular security is purchased to hedge against price movements in a related security, the price of the put or call option may move more or less than the price of the related security. If restrictions on exercise were imposed, we might be unable to exercise an option we had purchased. If we were unable to close out an option that we had purchased on a security, it would have to exercise the option in order to realize any profit or the option may expire worthless.

For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. shareholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy. See "—The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission ("CFTC") and the SEC may affect our ability to use over-the-counter ("OTC") derivatives for hedging purposes" and "We are, and will continue to be, exposed to risks associated with changes in interest rates."

The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.

The Dodd-Frank Act and the CFTC enacted and SEC has issued rules to implement, both broad new regulatory requirements and broad new structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.

The CFTC and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. The Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator with respect to our operations, with the result that we are limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, we are subject to strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts we have entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio.

The Dodd-Frank Act also imposed requirements relating to real-time public and regulatory reporting of OTC derivative transactions, enhanced documentation requirements, position limits on an expanded array of derivatives, and recordkeeping requirements. Taken as a whole, these changes could significantly increase the cost of using uncleared OTC derivatives to hedge risks, including interest rate and foreign exchange risk; reduce the level of exposure we are able to obtain for risk management purposes through OTC derivatives (including as the result of the CFTC imposing position limits on additional products); reduce the amounts available to us to make non-derivatives investments; impair liquidity in certain OTC derivatives; and adversely affect the quality of execution pricing obtained by us, all of which could adversely impact our investment returns.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

In November 2020, the SEC adopted a rulemaking regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the newly adopted rules, BDCs that use derivatives will be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

We may enter into total return swaps that would expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the total return swap, which may include a specified security or loan, basket of securities or loans or securities or loan indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A total return swap is typically used to obtain exposure to a security, loan or market without owning or taking physical custody of such security or loan or investing directly in such market. A total return swap may effectively add leverage to our portfolio because, in addition to our total net assets, we would be subject to investment exposure on the amount of securities or loans subject to the total return swap. A total return swap is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In addition, because a total return swap is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage.

Our investment strategy focuses on technology-related companies, which are subject to many risks, including volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs and periodic downturns, and you could lose all or part of your investment.

We intend to adopt a policy to invest, under normal circumstances, at least 80% of the value of our assets in technology-related companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses), and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, technology-related industries are generally characterized by abrupt business cycles and intense competition. Overcapacity in technology-related industries, together with cyclical economic downturns, may result in substantial decreases in the market capitalization of many technology-related companies. Such decreases in market capitalization may occur again, and any future decreases in technology-related company valuations may be substantial and may not be temporary in nature. Therefore, our portfolio companies may face considerably more risk of loss than do companies in other industry sectors.

Because of rapid technological change, the average selling prices of products and some services provided by technology-related companies have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by technology-related companies may decrease over time, which could adversely affect their operating results, their ability to meet obligations under their debt securities and the value of their equity securities. This could, in turn, materially adversely affect our business, financial condition and results of operations.

A natural disaster may also impact the operations of our portfolio companies, including the technology companies in our portfolio. The nature and level of natural disasters cannot be predicted and may be exacerbated by global climate change. Technology companies rely on items assembled or produced in areas susceptible to natural disasters, and may sell finished goods into markets susceptible to natural disasters. A major disaster, such as an earthquake, tsunami, flood or other catastrophic event could result in disruption to the business and operations of the technology companies in our portfolio.

We may invest in technology-related companies that are reliant on U.S. and foreign regulatory and governmental programs. Any material changes or discontinuation, due to change in administration or U.S. Congress or otherwise could have a material adverse effect on the operations of a portfolio company in these industries and, in turn, impair our ability to timely collect principal and interest payments owed to us to the extent applicable.

Any investments in life sciences-related companies may be subject to extensive government regulation, litigation risk and certain other risks particular to that industry.

We may invest in life sciences-related that may be subject to extensive regulation by federal, state and other foreign agencies. If any of these portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies that produce medical devices or drugs are subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace. In addition, governmental budgetary constraints effecting the regulatory approval process, new laws, regulations or judicial interpretations of existing laws and regulations might adversely affect a portfolio company in this industry.

Life sciences-related portfolio companies may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a life sciences-related portfolio company and, in turn, impair our ability to timely collect principal and interest payments owed to us.

Our portfolio may be focused on a limited number of portfolio companies or industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we do not intend to target any specific industries, our investments may be focused on relatively few industries. We intend to adopt a policy to invest, under normal circumstances, at least 80% of the value of our assets in technology related companies. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we may invest could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns.

We cannot guarantee that we will be able to obtain various required licenses in U.S. states or in any other jurisdiction where they may be required in the future.

We may be required in the future to obtain various state licenses to, among other things, originate commercial loans, and may be required to obtain similar licenses from other authorities, including outside of the United States, in the future in connection with one or more investments. Applying for and obtaining required licenses can be costly and take several months. We cannot assure you that we will maintain or obtain all of the licenses that we need on a timely basis. We also will be subject to various information and other requirements to maintain and obtain these licenses, and we cannot assure you that we will satisfy those requirements. Our failure to obtain and/or maintain licenses that we require, might restrict investment options and have other adverse consequences.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

We intend to invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they:

• have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;

• may have limited financial resources and may be unable to meet their obligations under their debt obligations that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment;

• may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

• are more likely to depend on the management talents and efforts of a small group of persons and, therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on us; and

• generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

In addition, investments in private companies tend to be less liquid. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. These over-the-counter secondary markets may be inactive during an economic downturn or a credit crisis and in any event often have lower volumes than publicly traded securities even in normal market conditions. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. If there is no readily available market for these investments, we are required to carry these investments at fair value as determined by our board of directors. As a result, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, our Adviser or any of its affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction under the 1940 Act. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

Finally, little public information generally exists about private companies and these companies may not have third-party credit ratings or audited financial statements. We must therefore rely on the ability of our Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies, and to monitor the activities and performance of these investments. To the extent that we (or other clients of our Adviser) may hold a larger number of investments, greater demands will be placed on our Adviser’s time, resources and personnel in monitoring such investments, which may result in less attention being paid to any individual investment and greater risk that our investment decisions may not be fully informed. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

Certain investment analyses and decisions by our Adviser may be required to be undertaken on an expedited basis.

Investment analyses and decisions by our Adviser may be required to be undertaken on an expedited basis to take advantage of certain investment opportunities. While we generally will not seek to make an investment until our Adviser has conducted sufficient due diligence to make a determination as to the acceptability of the credit quality of the investment and the underlying issuer, in such cases, the information available to our Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that our Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, our Adviser may rely upon independent consultants and others in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and we may incur liability as a result of such consultants’ actions, many of whom we will have limited recourse against in the event of any such inaccuracies.

We may not have the funds or ability to make additional investments in our portfolio companies.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we do have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements or in order to maintain our tax treatment as a RIC. Our ability to make follow-on investments may also be limited by our Adviser’s allocation policies. Any decision not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful investment or may reduce the expected return to us on the investment.

Our investments in portfolio companies may expose us to environmental risks.

We may invest in portfolio companies that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements and environmental costs that could place increasing financial burdens on such portfolio entities. Required expenditures for environmental compliance may adversely impact investment returns on portfolio companies. The imposition of new environmental and other laws, regulations and initiatives could adversely affect the business operations and financial stability of such portfolio companies.

There can be no guarantee that all costs and risks regarding compliance with environmental laws and regulations can be identified. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws or regulations could impose substantial additional costs on our portfolio companies. Compliance with such current or future environmental requirements does not ensure that the operations of the portfolio companies will not cause injury to the environment or to people under all circumstances or that the portfolio companies will not be required to incur additional unforeseen environmental expenditures. Moreover, failure to comply with any such requirements could have a material adverse effect on a portfolio company, and we can offer no assurance that any such portfolio companies will at all times comply with all applicable environmental laws, regulations and permit requirements.

The effect of global climate change may impact the operations of our portfolio companies.

There is evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Risks Related to an Investment in Our Common Stock

Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer shares of our common stock than anticipated if our board of directors determines to increase the offering price to a price that we believe reflects the net asset value per share of the Class S, Class D and Class I shares in accordance with our share pricing policy.

The Class S, Class D and Class I shares each will be offered at an initial offering price of $10.00 per share, but may, to the extent permitted or required under the rules and regulations of the SEC, be sold at prices necessary to ensure that shares are not sold at prices per share that are below our net asset value per share for such class, if our net asset value per share: (i) declines more than 10% from the net asset value per share as of the effective date of this registration statement or (ii) increases to an amount that is greater than the net proceeds per share as stated in this prospectus.

We intend to sell our shares at net offering prices that we believe reflect the net asset value per share of the applicable class of shares as determined in accordance with the Company’s share pricing policy. See “Determination of Net Asset Value — Value Determinations in Connection with this Continuous Offering.” We will modify our public offering prices to the extent necessary to comply with the requirements of the 1940 Act, including the requirement that we not sell any class of our shares at a net offering price below our net asset value per share unless we obtain the requisite approval from our shareholders.

As a result, your purchase price may be higher than the prior subscription closing price per share, and therefore you may receive a smaller number of shares than if you had subscribed at the prior subscription closing price.

If we are unable to raise substantial funds in our ongoing, continuous “best efforts” offering, we may be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.

Our continuous offering is being made on a best efforts basis, whereby our Dealer Manager and participating broker-dealers are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of our shares. To the extent that less than the maximum number of shares is subscribed for, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base.

Our shares are not listed, and we do not intend to list our shares, on an exchange, nor are our shares quoted through a quotation system. Therefore, our shareholders will have limited liquidity and may not receive a full return of invested capital (including front-end commissions, fees and expenses), upon selling their shares or upon liquidation of our company.

Our shares are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. We do not intend to complete a liquidity event within any specific time period, if at all. A liquidity event could include a merger or another transaction approved by our board of directors in which our shareholders will receive cash or shares of a listed company, or a sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation. A liquidity event also may include a sale, merger or rollover transaction with one or more affiliated investment companies managed by our Adviser with either an internal or external management structure. We do not intend to list our shares on a national securities exchange. Upon the occurrence of a liquidity event, if any, all Class S and Class D shares will automatically convert into Class I shares and the ongoing servicing fee will terminate.

We do not know at this time what circumstances will exist in the future and therefore we do not know what factors our board of directors will consider in determining whether to pursue a liquidity event in the future. Also, since a portion of the public offering price from the sale of shares in our offering will be used to pay offering expenses and recurring expenses, the full offering price paid by our shareholders will not be invested in portfolio companies. As a result, even if we do complete a liquidity event, you may not receive a return of all of your invested capital. If we do not complete a liquidity event, liquidity for your shares will be limited to participation in our share repurchase program, which may not be for a sufficient number of shares to meet your request and which we have no obligation to maintain. In addition, any shares repurchased pursuant to our share repurchase program may be purchased at a price which may reflect a discount from the purchase price shareholders paid for the shares being repurchased. See “Share Repurchase Program” for a detailed description of the share repurchase program. Because investors who participate in our distribution reinvestment plan will receive additional shares of our common stock in lieu of cash distributions, their exposure to the foregoing risks will be increased compared to their exposure if they had elected to receive cash distributions.

Our Dealer Manager in our continuous offering may be unable to sell a sufficient number of shares of common stock for us to achieve our investment objective. Our ability to conduct our continuous offering successfully is dependent, in part, on the ability of our Dealer Manager to successfully establish, operate and maintain relationships with a network of broker-dealers.

The success of our continuous public offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of our Dealer Manager to establish and maintain relationships with a network of licensed securities broker-dealers and other agents to sell our shares. If our Dealer Manager fails to perform, we may not be able to raise adequate proceeds through our public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.

Purchases of shares of our common stock by persons affiliated with us or our Adviser should not influence investment decisions of independent, unaffiliated investors. Our officers, directors, and Adviser will determine when we satisfy the minimum offering amount for our offering.

We may satisfy the minimum offering requirement through purchases of shares of our common stock in a private placement transaction outside of our offering by an affiliate of our Adviser. If we do so, an affiliate of our Adviser will determine when we reach the minimum offering requirement. Except for certain share ownership and transfer restrictions contained in our charter, there is no limit on the number of shares that may be sold to our officers, directors, and Adviser, its affiliates and/or immediate family members. There is no assurance, however, that we will be successful in raising additional funds in our offering. If we are unsuccessful in raising additional funds, we may be unable to diversify our portfolio, and our operating expenses as a percentage of our gross offering proceeds will be higher.

We intend, but are not required, to offer to repurchase your shares on a periodic basis. As a result you will have limited opportunities to sell your shares.

Beginning with the first full calendar quarter after the date that we sell shares to a person or entity other than our Adviser, our directors, officers and/or other affiliated persons and entities, we may, from time to time, determine to repurchase a portion of the shares of our common stock, and if we do, we expect that only a limited number of shares will be eligible for repurchase. In addition, any such repurchases will be at a price equal to the net offering price per share on each Repurchase Date. As a result, the price at which we repurchase shares may be at a discount to the price at which you purchased shares of common stock in our offering. The share repurchase program, if implemented, will include numerous restrictions that limit your ability to sell your shares, and share repurchases may not be available each month. For example, to the extent we choose to repurchase shares in any particular period, we intend to limit the number of shares to be repurchased in each period to no more than 5.00% of our outstanding shares of common stock. Our board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying the limitations on the number of shares to be repurchased on a per class basis. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-serve basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law. These limits may prevent us from accommodating all repurchase requests made in any month.

We will notify our shareholders of such developments: (i) in our quarterly reports or (ii) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, under the quarterly share repurchase program, if implemented, we will have discretion to not repurchase shares, to suspend the program, and to cease repurchases. Further, the program may have many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders, and, to the extent you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.

When we make repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price that you paid for our shares. As a result, to the extent you paid a price that includes the related Upfront Sales Load imposed by a financial intermediary, and to the extent you have the ability to sell your shares pursuant to our share repurchase program, the price at which you may sell shares, which will be at prices determined by our board of directors and paid on each date of repurchase, may be lower than the amount you paid in connection with the purchase of shares in our offering.

We may be unable to invest a significant portion of the net proceeds of our offering on acceptable terms in an acceptable timeframe.

Delays in investing the net proceeds of our offering may impair our performance. We cannot assure you that we will be able to continue to identify investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

Before making investments, we will invest the net proceeds of our continuous public offering primarily in cash, cash-equivalents, U.S. government securities, repurchase agreements, and/or other high-quality debt instruments maturing in one year or less from the time of investment. This will produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities and loans meeting our investment objective. As a result, any distributions that we pay while our portfolio is not fully invested may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective.

A shareholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

No class our common stock grants shareholders preemptive rights to purchase any shares we issue in the future. Our charter authorizes us to issue up to 3 billion shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter to increase the number of shares of any class of common stock we may issue without shareholder approval. Our board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the current net asset value of our common stock if our board of directors and independent directors determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, including a majority of those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our shareholders at that time will decrease and you will experience dilution.

Certain provisions of our charter and actions of our board of directors could deter takeover attempts and have an adverse impact on the value of shares of our common stock.

Our charter, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Our board of directors is divided into three classes of directors serving staggered three-year terms, which could prevent shareholders from removing a majority of directors in any given election. Our board of directors may, without shareholder action, authorize the issuance of shares in one or more classes or series, including shares of preferred stock; and our board of directors may, without shareholder action, amend our charter to increase the number of shares of our common stock, of any class or series, that we will have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of shares of our common stock the opportunity to realize a premium over the value of shares of our common stock.

Investing in our securities involves a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options, including volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

The net asset value of our common stock may fluctuate significantly.

The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

• changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;

• changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

• loss of RIC tax treatment or BDC status;

• distributions that exceed our net investment income and net income as reported according to U.S. GAAP;

• changes in earnings or variations in operating results;

• changes in accounting guidelines governing valuation of our investments;

• any shortfall in revenue or net income or any increase in losses from levels expected by investors;

• departure of our Adviser or certain of its key personnel;

• general economic trends and other external factors;

• loss of a major funding source; and

• the length and duration of the COVID-19 outbreak in the U.S. as well as worldwide and the magnitude of the economic impact of that outbreak.

The amount of any distributions we may make is uncertain. We may pay distributions from sources other than cash from operations, including the sale of assets, borrowings or returns of capital to the extent our cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.

We may fund distributions from the uninvested proceeds of an offering, borrowings and Expense Support Payments from our Adviser, which are subject to recoupment. We have not established limits on the amount of funds we may use from such proceeds or borrowings or expense reimbursements to make any such distributions. We may pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from sources other than cash flows from operations or from borrowings could reduce the amount of capital we ultimately invest in our investment portfolio.

Our distributions to shareholders may be funded from expense reimbursements that are subject to repayment pursuant to our Expense Support Agreement.

Substantial portions of our distributions may be funded through the reimbursement of certain expenses by our Adviser and its affiliates. Any such distributions funded through expense reimbursements will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser and its affiliates continue to make such reimbursements. Our future repayments of amounts reimbursed by our Adviser or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Our Adviser and its affiliates have no obligation to reimburse expenses in future periods.

The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay you distributions, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limits on the extent to which we may use borrowings, if any, and we may use sources other than cash flows from operations to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).

Subject to our board of directors' discretion and applicable legal restrictions, we intend to authorize and declare cash distributions on a monthly or quarterly basis and pay such distributions on a monthly basis. We expect to pay distributions out of assets legally available for distribution. However, we cannot assure you that we will achieve investment results that will allow us to make a consistent targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of the risks described herein. Further, the per share amount of distributions on Class S, Class D and Class I shares may differ because of different allocations of class-specific expenses. For example, distributions on Class S and Class D shares will be lower than on Class I shares because Class S and Class D shares are subject to different ongoing servicing fees.

In addition, the inability to satisfy the asset coverage test applicable to us as a BDC under the 1940 Act can limit our ability to pay distributions. Distributions from sources other than cash flows from operations also could reduce the amount of capital we ultimately invest in debt or equity securities of portfolio companies. We cannot assure you that we will pay distributions to our shareholders in the future.

Shareholders will experience dilution in their ownership percentage if they do not participate in our distribution reinvestment plan.

We have adopted a distribution reinvestment plan whereby shareholders (other than Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the same class of our common stock to which the distribution relates unless they elect to receive their distributions in cash. Ohio residents that own Class S or Class D shares are not eligible to participate in our distribution reinvestment plan. See “Distribution Reinvestment Plan.” Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Vermont and Washington investors, and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan, will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of our common stock. As a result, shareholders that do not elect to participate in our distribution reinvestment plan will experience dilution over time.

Preferred stock could be issued with rights and preferences that would adversely affect holders of our common stock.

Under the terms of our charter, our board of directors is authorized to issue shares of preferred stock in one or more series without shareholder approval, which could potentially adversely affect the interests of existing shareholders. In particular, holders of preferred stock are required to have certain voting rights when there are unpaid dividends and priority over other classes of securities as to distribution of assets or payment of dividends.

If we issue preferred stock, or convertible debt securities, the net asset value of our common stock may become more volatile.

We cannot assure you that the issuance of preferred stock and/or convertible debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, or convertible debt would likely cause the net asset value of our common stock to become more volatile. If the rate on the preferred stock, or the interest rate on the convertible debt securities, were to approach the net rate of return on our investment portfolio, the benefit of such leverage to the holders of our common stock would be reduced. If the distribution rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or convertible debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock or debt securities. This decline in net asset value would also tend to cause a greater decline in the market price, if any, for our common stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios, which may be required by the preferred stock or convertible debt, or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund the redemption of some or all of the preferred stock or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, convertible debt, or any combination of these securities. Holders of preferred stock or convertible debt may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock that we may issue will have the right to elect certain members of our board of directors and have class voting rights on certain matters.

The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred shareholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to qualify for and maintain our tax treatment as a RIC for U.S. federal income tax purposes.

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in our offering, which would harm our ability to achieve our investment objectives.

Commencing June 30, 2020, broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonable alternatives in the best interests of their clients. Reasonable alternatives to us exist and may have lower expenses or lower investment risk than us. Under Regulation Best Interest, broker-dealers participating in the offering must consider such alternatives in the best interests of their clients. The impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend our offering to certain retail customers. If Regulation Best Interest reduces our ability to raise capital in our offering, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives.

Risks Related to U.S. Federal Income Tax

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The laws pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The current administration has proposed significant changes to the existing U.S. tax laws, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify for and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS - Certain U.S. Federal Income Tax Considerations.”

The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short-term capital gains or long-term capital gains. We also must make distributions to satisfy an additional Excise Tax Avoidance Requirement in order to avoid a 4% excise tax on the amount of the under-distribution. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).

The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, or foreign currencies, net income from certain "qualified publicly traded partnerships", or other income derived from the business of investing in stock or securities.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, at least 50% of the value of our assets must consist of cash, cash-equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, the securities, other than the securities of other RICs of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to U.S. federal income tax at corporate rates, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to U.S. federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, since we will likely hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK, secondary market purchases of debt securities at a discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as unrealized appreciation for foreign currency forward contracts and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate-level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.

Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay a 4% excise tax. In such cases we could still rely upon the “spillback provisions” to maintain RIC tax treatment.

We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. shareholders will be treated as having received a dividend from us in the amount of such U.S. shareholders’ allocable share of the base management fee and incentive fees paid to our Adviser and some of our expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholders.

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While we anticipate that we will constitute a publicly offered RIC, there can be no assurance that we will in fact so qualify for any of our taxable years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. shareholder’s allocable share of the base management fee and incentive fees paid to our Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. Individuals are not allowed to take miscellaneous itemized deductions for the 2018 through 2025 tax years, and such deductions are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.

General Risk Factors

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We are and our portfolio companies will be subject to regulation at the local, state, and federal levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. For example, the current U.S. presidential administration could support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.

Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Such changes could differ materially from our strategies and plans as set forth in this report and may shift our investment focus from the areas of expertise of our Adviser. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment in us.

Government intervention in the credit markets could adversely affect our business.

The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps since the financial crises of 2008-2009 and the COVID-19 global pandemic. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.

Our Bylaws include an exclusive forum selection provision, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other agents.

Our Bylaws require that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City (or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company (ii) any action asserting a claim of breach of any standard of conduct or legal duty owed by any of the Company’s director, officer or other agent to the Company or to its shareholders, (iii) any action asserting a claim arising pursuant to any provision of the MGCL or the Charter or the Bylaws (as either may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum selection provision in our Bylaws will not apply to claims arising under the federal securities laws, including the Securities Act and the Exchange Act. There is uncertainty as to whether a court would enforce such a provision, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, this provision may increase costs for shareholders in bringing a claim against us or our directors, officers or other agents. Any investor purchasing or otherwise acquiring our shares is deemed to have notice of and consented to the foregoing provision. The exclusive forum selection provision in our Bylaws may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other agents, which may discourage lawsuits against us and such persons. It is also possible that, notwithstanding such exclusive forum selection provision, a court could rule that such provision is inapplicable or unenforceable. If this occurred, we may incur additional costs associated with resolving such action in another forum, which could materially adversely affect our business, financial condition and results of operations.

We may expend significant financial and other resources to comply with the requirements of being a public entity.

As we intend to be a public entity, we will be subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We expect to incur significant annual expenses related to these steps and, among other things, directors' and officers' liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate them for hiring accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We expect to remain an emerging growth company for up to five years following the completion of our initial public offering of common equity securities or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

We may experience fluctuations in our operating results.

We may experience fluctuations in our operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, interest rates and default rates on the debt investments we make, the level of our expenses, variations in and the timing of the recognition of realized gains or losses, unrealized appreciation or depreciation, the degree to which we encounter competition in our markets, and general economic conditions. These occurrences could have a material adverse effect on our results of operations, the value of your investment in us and our ability to pay distributions to you and our other shareholders.

Internal and external cyber threats, as well as other disasters, could impair our ability to conduct business effectively.

The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects our data, resulting in increased costs and other consequences as described above.

We and our service providers continue to be impacted by government actions in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). In response to the pandemic, our Adviser instituted a work from home policy and began monitoring the ability of employees to safely return to the office. In October 2021, the Adviser implemented a return to in-office work policy across all of its offices. The policy encourages return to in-office work but allows for flexibility to work from home based on current conditions. Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above are heightened under current conditions.

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies or third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Despite careful security and controls design, the information technology systems of the portfolio companies in which we may invest and third-party vendors that we may use, may be subject to security breaches and cyber-attacks the result of which could include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. As our and our prospective portfolio companies’ and our third-party vendors’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, and the information systems of our prospective portfolio companies and third-party vendors. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Further, the remote working conditions resulting from the COVID-19 pandemic have heightened our and our portfolio companies’ vulnerability to a cybersecurity risk or incident.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located at 399 Park Avenue, 38th Floor, New York, New York 10022 and are provided by the Adviser in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Share Issuances

In connection with our formation, we have the authority to issue 3,000,000,000 common shares, $0.01 per share par value, 1,000,000,000 of which are classified as Class S common shares, 1,000,000,000 of which are classified as Class D common shares, and 1,000,000,000 of which are classified as Class I common shares. Pursuant to our Registration Statement on Form N-2 (File No. 333-260095), we registered $5,000,000,000 in any combination of amount of shares of Class S, Class D, and Class I common stock at an initial public offering price of $10.00 per share.

On September 30, 2021, we issued 100 common shares for $1,000 to ORTA, an affiliate of the Adviser.

On October 6, 2021, we received a subscription agreement totaling $50 million for the purchase of shares of our Class I common stock from Owl Rock Feeder FIC ORTIC LLC and Blue Owl Capital Holdings LP, entities affiliated with the Adviser. Pursuant to the terms of that subscription agreement, Feeder FIC ORTIC and Blue Owl Holdings agreed to pay for such Class I shares upon demand by one of our executive officers. Such purchase or purchases of our Class I shares will be included for purposes of determining when we have satisfied the minimum offering requirement. On December 30, 2021, Feeder FIC ORTIC purchased 15,000 Class I shares at a per share price of $10.00. The purchase price of these shares sold was equal to the initial public offering price of such shares. The shares purchased by ORTA and Feeder FIC ORTIC are subject to a lock-up pursuant to FINRA Rule 5110(e)(1) for a period of 180 days from the date of commencement of sales in the offering, and ORTA, Feeder FIC ORTIC, and Blue Owl Holdings, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares. In addition, ORTA will not tender the Class I shares it purchased on September 30, 2021 for repurchase as long as our Adviser remains the investment adviser of the Company. There is no current intention for our Adviser to discontinue its role.

The following table summarizes transactions with respect to shares of our common stock during the year ended December 31, 2021:

	Period From June 22, 2021 (inception) to December 31, 2021(1)
	Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	—	$—	15,100	$151,000	15,100	$151,000
Total shares/net proceeds	—	$—	—	$—	15,100	$151,000	15,100	$151,000

________________

(1)
As of December 31, 2021, the Company had not commenced operations.

The following table details the selling commissions, Dealer Manager fees, and shareholder servicing fees for each applicable share class as of December 31, 2021:

	Class S Shares	Class D Shares	Class I Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 1.5%	—
Stockholder servicing fee (% of NAV)	0.85%	0.25%	—

Class S shares are not subject to upfront selling commissions however, if Class S shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charge to 3.5% of the net offering price per share for each Class S share. The Company's Class S shares are subject to annual ongoing services fees of 0.85% of the current net asset value of such shares, as determined in accordance with FINRA rules.

The Company`s Class D shares are not subject to upfront selling commissions however if Class D shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charge to 1.5% of the net offering price per share of each Class D share. The Company`s Class D shares are subject to annual ongoing services fees of 0.25% of the current net asset value of such shares, as determined in accordance with FINRA rules.

The Company`s Class I shares are not subject to upfront selling commissions or annual ongoing service fees.

Distributions

The Board intends to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.

As the Company has not commenced operations, no distributions have been declared as of the date of these financial statements.

We have adopted a distribution reinvestment plan pursuant to which shareholders (except for residents of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Vermont and Washington investors and clients of participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Vermont and Washington investors, and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan, will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of our common stock. Ohio residents that own Class S or Class D shares are not eligible to participate in our distribution reinvestment plan. See “Distribution Reinvestment Plan.”

We may fund our cash distributions to shareholders from any source of funds available to us, including deferrals by our Adviser that may be subject to repayment, as well as cash otherwise available. We have not established limits on the amount of funds we may use from any available sources to make distributions. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. The Adviser and its affiliates have no obligation to reimburse expenses in future periods.

Holders

As of March 25, 2022, there were 2 holders of record of our common stock.

Share Repurchases

The Board has complete discretion to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of our Board, the Company may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares

Beginning no later than the first full calendar quarter after the date that we sell shares to a person or entity other than our Adviser, our directors, officers and/or other affiliated persons and entities, and at the discretion of our board of directors, we intend to commence a share repurchase program pursuant to which we intend to conduct periodic repurchase offers to allow our shareholders to tender their shares at a price equal to the net offering price per share for the applicable class of shares on each date of repurchase. Our share repurchase program will include numerous restrictions that limit our shareholders ability to sell their shares. As a result, share repurchases may not be available each month. Our board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying limitations on the number of shares to be repurchased on a per class basis. We intend to limit the number of shares to be repurchased in each period to no more than 5.00% of our outstanding shares of common stock. Repurchases of shares will be made at prices determined by our board of directors, and paid on the date of such repurchase. All shares purchased by us pursuant to the terms of each offer to repurchase will be retired and thereafter will be authorized and unissued shares.

Any periodic repurchase offers are subject in part to our available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While we intend to continue to conduct quarterly tender offers as described above, we are not required to do so and may suspend or terminate the share repurchase program at any time.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Technology Income Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.

Overview

Owl Rock Technology Income Corp. (the “Company”, “we”, “us”, or “our”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. Formed as a Maryland corporation on June 22, 2021, we were advised by Owl Rock Technology Advisers LLC from October 1, 2021 to November 30, 2021. As of November 30, 2021, we are advised by Owl Rock Technology Advisers II LLC (the “Adviser”) which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Adviser is registered as an investment adviser with the Securities and Exchange Commission (“SEC”). We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to qualify for the tax treatment applicable to RICs. On December 9, 2021, we formed a wholly-owned subsidiary, OR Tech Lending IC LLC, a Delaware limited liability company.

We are managed by our Adviser. Our Adviser is an indirect subsidiary of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Our Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Subject to the overall supervision of our Board, our Adviser manages the day-to-day operations of, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain organizational activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of management professionals.

We rely on an exemptive order issued to an affiliate of the Adviser that permits us to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. We are offering on a best efforts, continuous basis up to $5,000,000,000 in any combination of amount of shares of Class S, Class D, and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). No upfront selling commission, dealer manager fees, or other similar placement fees will be paid to the Company or Dealer Manager with respect to the Class S and Class D shares, however, if such Class S shares or Class D shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charges to 3.50% of the net offering price per share for each Class S share and 1.50% of the net offering price per share for each Class D share. Class I shares are not subject to upfront selling commissions. Class S, Class D and Class I shares will be offered at initial purchase prices per share of $10.00. Thereafter, the purchase price per share for each class of common stock will vary and will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with the Company’s share pricing policy, plus applicable upfront selling commissions.

On September 30, 2021, an affiliate of the Adviser ("the Initial Shareholder") purchased 100 shares of our Class I common stock at $10.00 per share, which represents the initial public offering price of such shares. The Initial Shareholder will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue its role. On October 6, 2021, we received a subscription agreement, totaling $50.0 million for the purchase of Class I common shares of our common stock from Owl Rock Feeder FIC ORTIC LLC (“Feeder FIC ORTIC”) and Blue Owl Capital Holdings LP, ("Blue Owl Holdings"), entities affiliated with the Adviser. The Company called $0.2 million under the subscription agreement as of December 31, 2021.

Our Adviser also serves as investment adviser to Owl Rock Technology Finance Corporation II.

Blue Owl consists of three divisions and Oak Street, which focuses on real estate strategies: Owl Rock, which focuses on direct lending, Dyal, which focuses on providing capital to institution alternative asset managers and Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Diversified Advisors LLC

(“ORDA”), Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“ORPFA” and together with the Adviser, ORCA, ORDA, ORTA, and ORTA II the (“Owl Rock Advisers”), which are also investment advisers.

In addition, we and the Adviser have entered into a dealer manager agreement with Blue Owl Securities and certain participating broker-dealers to solicit capital (the "Dealer Manager Agreement").

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on exemptive relief, that has been granted by the SEC to ORCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates, including the other Owl Rock BDCs, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Blue Owl (including the Owl Rock Clients). As a result of the exemptive relief, there could be significant overlap in our investment portfolio and investment portfolios of the Owl Rock clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and have an investment objective similar to ours.

We have elected to be regulated as a BDC under the 1940 Act and intend to elect to be taxed as a regulated investment company (“RIC”) for tax purposes under the Code. As a result, we are required to comply with various statutory and regulatory requirements, such as:

•
the requirement to invest at least 70% of our assets in “qualifying assets”, as such term is defined in the 1940 Act;
•
source of income limitations;
•
asset diversification requirements; and
•
the requirement to distribute (or be treated as distributing) in each taxable year at least 90% of our investment company taxable income and tax-exempt interest for that taxable year.

COVID-19 Developments

In March 2020, the outbreak of COVID -19 was recognized as a pandemic by the World Health Organization. In response to the outbreak, our Adviser instituted a work from home policy and began monitoring the ability of its employees to safely return to the office. In October 2021, the Adviser implemented a return to in-office work policy across all of its offices. This policy encourages a return to in-office work but allows for flexibility to work from home based on current conditions.

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns and cancellations of events and travel. In addition, while economic activity remains healthy and well improved from the beginning of the COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States.

We have built out our portfolio management team to include workout experts and continue to closely monitor our portfolio companies; however, we are unable to predict the duration of any business and supply-chain disruptions or labor difficulties, whether COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, technology-related companies based primarily in the United States. Our investment objective is to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity-related investments.

We intend to invest in a broad range of established and high growth technology related companies that capitalize on the large and growing demand for technology products and services. These companies use technology extensively to improve their business processes, applications and opportunities or seek to grow through technological developments and innovations. These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet and digital media. Within each industry or sector, we intend to invest in companies that are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes, to solve problems. We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our total assets in such businesses.

We expect to leverage Blue Owl's relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $50 million and that are backed by venture capital firms or private equity firms that are active investors in and have an expertise in technology companies and technology-related industries. We expect that our target investments typically will range in size between $20 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, with a lesser allocation to equity related opportunities. We anticipate that generally any equity related securities we hold will be minority positions. We expect that our investment size will vary with the size of our capital base and we anticipate that our average investment size will be 1-2% of our entire portfolio with no investment size greater than 5%.

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity related opportunities. To a lesser extent, we may make investments in broadly syndicated loan opportunities, including publicly traded debt instruments, for cash management purposes. We may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our shareholders. These investments may include high-yield bonds and broadly-syndicated loans. In addition, our portfolio composition may fluctuate from time to time based on market conditions and interest rates. We intend to classify our debt investments as “traditional financing” or “growth capital” based on a number of factors.

Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

We intend to classify our debt investments as “traditional financing” or “growth capital” based on a number of factors. Traditional financings are typically senior secured loans primarily in the form of first lien loans (including "unitranche" loans, which are loans that combine both senior and subordinated debt, generally in a first lien position) and second lien loans. In connection with our senior secured loans, we generally receive a security interest in certain of the assets of the borrower and consequently such assets serve as collateral in support of the repayment of such senior secured loans.

Growth capital investments are typically unsecured obligations of the borrower, and might be structured as unsecured indebtedness, convertible bonds, convertible equity, preferred equity, and common equity. We seek to limit the downside potential of our investments by negotiating covenants in connection with our investments consistent with preservation of our capital. Such restrictions may include affirmative covenants (including reporting requirements), negative covenants (including financial covenants), lien protection, change of control provisions and board rights, including either observation rights or rights to a seat on the board under some circumstances. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.

The companies in which we intend to invest use our capital primarily to support their growth, acquisitions, market or product expansion, refinancings and/or recapitalizations. The debt in which we intend to primarily invest typically is not rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3), which is often referred to as “high yield” or “junk”.

Key Components of Our Results of Operations

Investments

We intend to focus primarily on originating and making debt and equity investments in technology-related companies based primarily in the United States.

Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.

In addition, as part of our risk strategy on investments, we may reduce the levels of certain investments through partial sales or syndication to additional lenders.

Revenues

We intend to generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. We expect that our debt investments will typically have a term of three to ten years. We expect that interest on our debt investments will generally be payable either monthly or quarterly.

Our investment portfolio may consist of floating rate loans. Macro trends in base interest rates like London Interbank Offered Rate (“LIBOR”), the Secured Overnight Financing Rate (“SOFR”), and any other alternative reference rates may affect our net investment income over the long term. However, because we generally intend to originate loans to a small number of portfolio companies each quarter, and those investments may vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, may often be idiosyncratic, and may reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.

Loan origination fees, original issue discount and market discount or premium will be capitalized, and we intend to accrete or amortize such amounts under U.S. generally accepted accounting principles (“U.S. GAAP”) as interest income using the effective yield method for term instruments and the straight-line method for revolving or delayed draw instruments. Repayments of our debt investments can reduce interest income from period to period. The frequency or volume of these repayments may fluctuate significantly. We intend to record prepayment premiums on loans as interest income. We may also generate revenue in the form of commitment, loan origination, structuring, or due diligence fees, fees for providing managerial assistance to our portfolio companies and possibly consulting fees.

Dividend income on equity investments will be recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded companies.

Our portfolio activity may also reflect the proceeds from sales of investments. We intend to recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized. We intend to record current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized gains (losses) on investments in the Consolidated Statements of Operations.

Expenses

Our primary operating expenses include the payment of the management fee, performance based incentive fee, expenses reimbursable under the Administration Agreement and Investment Advisory Agreement, legal and professional fees and other operating expenses. The management fee and performance based incentive fee compensate our Adviser for work in identifying, evaluating, negotiating, closing, monitoring and realizing our investments.

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, are provided and paid for by the Adviser. We bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Administration Agreement; and (iii) all other expenses of our operations and transactions including, without limitation, those relating to:

•
expenses deemed to be “organization and offering expenses” for purposes of Conduct Rule 2310(a)(12) of Financial Industry Regulatory Authority (exclusive of commissions, the dealer manager fee, any discounts and other similar expenses paid by investors at the time of sale of our stock);
•
the cost of corporate and organizational expenses relating to offerings of shares of our common stock;
•
the cost of calculating our net asset value, including the cost of any third-party valuation services;
•
the cost of effecting any sales and repurchases of our common stock and other securities;
•
fees and expenses payable under any dealer manager agreements, if any;
•
debt service and other costs of borrowings or other financing arrangements;
•
costs of hedging;
•
expenses, including travel expense, incurred by the Adviser, or members of the investment team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights;
•
escrow agent, transfer agent and custodial fees and expenses;
•
fees and expenses associated with marketing efforts;
•
federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies;
•
federal, state and local taxes;
•
independent directors’ fees and expenses, including certain travel expenses;
•
costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration fees, listing fees and licenses, and the compensation of professionals responsible for the preparation of the foregoing;
•
the costs of any reports, proxy statements or other notices to our shareholders (including printing and mailing costs);
•
the costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters;
•
commissions and other compensation payable to brokers or dealers;
•
research and market data;
•
fidelity bond, directors’ and officers’ errors and omissions liability insurance and other insurance premiums;
•
direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;
•
fees and expenses associated with independent audits, outside legal and consulting costs;
•
costs of winding up;
•
costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;
•
extraordinary expenses (such as litigation or indemnification); and
•
costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws.

We expect, but cannot assure, that our general and administrative expenses will increase in dollar terms during periods of asset growth, but will decline as a percentage of total assets during such periods.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, the purpose of which is to ensure that no portion of our distributions to shareholders will represent a return of capital for tax purposes. The Expense Support Agreement will become effective as of the date that the Company meets the minimum offering requirement.

On a quarterly basis, the Adviser shall reimburse us for “Operating Expenses” (as defined below) in an amount equal to the excess of our cumulative distributions paid to our shareholders in each quarter over “Available Operating Funds” (as defined below) received by us on account of our investment portfolio during such quarter. Any payments required to be made by the Adviser pursuant to the preceding sentence are referred to herein as an “Expense Payment”.

Pursuant to the Expense Support Agreement, “Operating Expenses” means all of our operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. “Available Operating Funds” means the sum of (i) our estimated investment company taxable income (including realized net short-term capital gains reduced by realized net long-term capital losses), (ii) our realized net capital gains (including the excess of realized net long-term capital gains over realized net short-term capital losses) and (iii) dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies, if any (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The Adviser’s obligation to make an Expense Payment shall automatically become a liability of the Adviser and the right to such Expense Payment will be an asset of ours on the last business day of the applicable quarter. The Expense Payment for any quarter will be paid by the Adviser to us in any combination of cash or other immediately available funds, and/or offset against amounts due from us to the Adviser no later than the earlier of (i) the date on which we close our books for such quarter, or (ii) forty-five days after the end of such quarter.

Following any quarter in which Available Operating Funds exceed the cumulative distributions paid by us in respect of such quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we will pay such Excess Operating Funds, or a portion thereof, in accordance with the stipulations below, as applicable, to the Adviser, until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such quarter have been reimbursed. Any payments required to be made by us are referred to as a “Reimbursement Payment”.

The amount of the Reimbursement Payment for any quarter shall equal the lesser of (i) the Excess Operating Funds in respect of such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three years prior to the last business day of such quarter that have not been previously reimbursed by us to the Adviser. The payment will be reduced to the extent that such Reimbursement Payments, together with all other Reimbursement Payments paid during the fiscal year, would cause Other Operating Expenses defined as our total Operating Expenses, excluding base management fees, incentive fees, organization and offering expenses, distribution and shareholder servicing fees, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses on an annualized basis and net of any Expense Payments received by us during the fiscal year to exceed the lesser of: (i) 1.75% of our average net assets attributable to the shares of our common stock for the fiscal year-to-date period after taking such Expense Payments into account; and (ii) the percentage of our average net assets attributable to shares of our common stock represented by Other Operating Expenses during the fiscal year in which such Expense Payment was made (provided, however, that this clause (ii) shall not apply to any Reimbursement Payment which relates to an Expense Payment made during the same fiscal year).

No Reimbursement Payment for any quarter will be made if: (1) the “Effective Rate of Distributions Per Share” (as defined below) declared by us at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) our “Operating Expense Ratio” (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. Pursuant to the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to Adviser, and interest expense, by our net assets.

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser.

Expense Deferral Agreement

On March 23, 2022, the Company and the Adviser entered into the expense deferral agreement (the “Expense Deferral Agreement”), under which the Adviser has agreed to incur and pay all of the Company’s expenses, other than amounts used to pay organizational and offering costs, other fees payable under the Investment Advisory Agreement, interest expense and shareholder servicing and/or distribution fees, until the Company receives and accepts, in cash, $1.75 billion in aggregate subscriptions from the sale of its shares in the offering (the “First Subscription Condition”).

If the Company meets the First Subscription Condition, the Company will be required to repay one-third of the aggregate amount of expenses incurred by the Adviser under the terms of the Expense Deferral Agreement following the calendar month in which the Company satisfies the First Subscription Condition. If the Company receives and accepts, in cash, $2.25 billion in aggregate subscriptions from the sale of its shares in the offering (the “Second Subscription Condition”), the Company will be required to repay an additional one-third of the aggregate amount of expenses incurred by the Adviser under the terms of the Expense Deferral Agreement following the calendar month in which the Company satisfies the Second Subscription Condition. If the Company receives and accepts, in cash, $2.75 billion in aggregate subscriptions from the sale of its shares in the offering (the “Third Subscription Condition”), the Company will be required to repay an additional one-third of the aggregate amount of expenses incurred by the Adviser under the terms of the Expense Deferral Agreement following the calendar month in which the Company satisfies the Third Subscription Condition. However, we will not be required to repay expenses to the Adviser under the Expense Deferral Agreement to the extent that such expenses (1) have previously been classified as Expense Payments or Reimbursement Payments under the Expense Support Agreement, or (2) are Organization and Offering Expenses in excess of 1.50% of gross offering proceeds from the sale of the Company’s securities.

The Expense Deferral Agreement may be terminated at any time, without the payment of any penalty, by the Company or the Adviser, with or without notice, and will automatically terminate (i) in the event of the termination of the Investment Advisory Agreement, or (ii) if the Board makes a determination to dissolve or liquidate the Company. If the agreement is terminated, the Company will remain obligated to repay the Adviser for expenses the Company received if the Company satisfies the Subscription Condition.

Fee Waivers

On October 1, 2021, ORTA agreed to waive 100% of the base management fee for the quarter ended December 31, 2021. On November 30, 2021, the Adviser agreed to waive 100% of the base management fee for the quarter ended December 31, 2021. On March 23, 2022, the Adviser agreed to waive 100% of the base management fee through October 31, 2022. See "Recent Developments." Any portion of the base management fee waived will not be subject to recoupment.

Reimbursement of Administrative Services

We will reimburse our Adviser for the administrative expenses necessary for its performance of services to us. However, such reimbursement will be made at an amount equal to the lower of our Adviser’s actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location. Also, such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse our Adviser for any services for which it receives a separate fee, for example rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of our Adviser.

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. On September 30, 2021, we received shareholder approval that allowed us to reduce our asset coverage ratio from 200% to 150% effective as of October 1, 2021. As a result, we generally will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if its asset coverage, as defined in the 1940 Act, would at least be equal to 200% immediately after each such issuance. This reduced asset coverage ratio permits us to double the amount of leverage it can incur. For example, under a 150% asset coverage ratio we may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio we may only borrow $1 for investment purposes for every $1 of investor equity.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time subject to the limits of the 1940 Act. In addition, we may dedicate assets to financing facilities.

Market Trends

We believe the technology investment lending environment provides opportunities for us to meet our goal of making investments that generate an attractive total return based on a combination of the following factors:

Limited Availability of Capital for Technology Companies. We believe that technology companies have limited access to capital, driven by a reduction in activity from commercial and investment banks, and a lack of dedicated pools of capital focused on technology companies. Traditional lenders, such as commercial and investment banks, generally do not have flexible product offerings that meet the needs of technology-related companies. In recent years, many commercial and investment banks have focused their efforts and resources on lending to large corporate clients and managing capital markets transactions rather than lending to technology-related companies. In addition, these lenders may be constrained in their ability to underwrite and hold loans and high yield securities, as well as their ability to provide equity financing, as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of scaled market participants that are willing to provide and hold meaningful amounts of a customized financing solution for technology companies. As a result, we believe our focus on technology-related companies and our ability to invest across the capital structure, coupled with a limited supply of capital providers, presents an attractive opportunity to invest in technology companies.

Capital Markets Have Been Unable to Fill the Void Left by Banks. While underwritten bond and syndicated loan markets have been robust in recent years, many technology companies are less able to access these markets for reasons including the following:

High Yield Market – Many technology companies generally are not issuing debt in an amount large enough to be an attractively sized bond. High yield bonds are generally purchased by institutional investors who, among other things, are focused on the liquidity characteristics of the bond being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds. However, mutual funds and ETFs generally require the ability to liquidate their investments quickly in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Because there is typically little or no active secondary market for the debt of U.S. middle market companies, mutual funds and ETFs generally do not provide debt capital to U.S. middle market companies. We believe this is likely to be a persistent problem and creates an advantage for those like us who have a more stable capital base and have the ability to invest in illiquid assets.

Syndicated Loan Market – Loan issue size and liquidity are key drivers of institutional appetite and, correspondingly, underwriters’ willingness to underwrite the loans. Loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Loans provided by companies such as ours provide certainty to issuers in that we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis.

Robust Demand for Debt Capital. According to 451 Research’s M&A KnowledgeBase, there was approximately $2.6 trillion of mergers and acquisitions activity in the technology and software industries from 2015 through 2021. We believe technology companies will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.7 trillion as of January 2022, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provided flexible financing for their business with debt and equity investments provided by companies such as us.

Technology Spend is Large and Increasing. According to Gartner, a research and advisory company, global technology spend was $3.7 trillion in 2019 and is expected to grow to more than $4.3 trillion by 2023. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies.

Attractive Investment Dynamics. An imbalance between the supply of, and demand for, capital creates attractive pricing dynamics. With respect to the debt investments in technology companies, we believe the directly negotiated nature of such financings generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender protective change of control provisions. Further, we believe that historical default rates for technology and software companies have been lower, and recovery rates have been higher, as compared to the broader leveraged finance market, leading to lower cumulative losses. With respect to equity and equity-linked investments, we will seek to structure these investments with meaningful shareholder protections, including, but not limited to, anti-dilution, anti-layering, and liquidation preferences, which we believe will create the potential for meaningful risk-adjusted long-term capital gains in connection with the future liquidity events of these technology companies. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities as the economy reopens and may be able to achieve improved economic spreads and documentation terms.

Compelling Business Models. We believe that the products and services that technology companies provide often have high switching costs and are fundamental to the operations and success of their customers. We generally invest in dominant or growing players in niche markets that are selling products to established customer bases. As a result, technology companies have attributes that make them compelling investments, including strong customer retention rates, and highly recurring and predictable revenue. Further, technology companies are typically highly capital efficient, with limited capital expenditures and high free cash flow conversion. In addition, the replicable nature of technology products creates substantial operating leverage which typically results in strong profitability.

We believe that software businesses make compelling investments because they are inherently diversified into a variety of sectors due to end market applications and have been one of the more defensive sectors throughout economic cycles.

Attractive Opportunities in Investments in Technology Companies. We invest in the debt and equity of technology companies. We believe that opportunities in the debt of technology companies are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. Given the current low interest rate environment, we believe that debt issues with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are generally secured by the issuer’s assets, which may provide protection in the event of a default.

We believe that opportunities in the equity of technology companies are significant because of the potential to generate meaningful capital appreciation by participating in the growth in the portfolio company and the demand for its products and services. Moreover, we believe that the high-growth profile of a technology company will generally make it a more attractive candidate for a liquidity event than a company in a non-high growth industry.

Portfolio and Investment Activity

On November 23, 2021, the Company entered into a warehouse agreement with Cliffwater Corporate Lending Fund ("Cliffwater") to warehouse $200.0 million of loans. The warehouse agreement creates a forward obligation for Cliffwater to sell and a forward obligation for the Company to purchase certain investments owned and held by Cliffwater at the Company's request. The Company has no obligation to purchase the investments under the warehouse agreement until the Company receives aggregate subscriptions for the Company's shares of least $450.0 million.

As of December 31, 2021, there were 8 loans that Cliffwater purchased having an aggregate cost of $71.5 million inclusive of $8.7 million of unfunded commitments.

The following is a list of each Portfolio Investment as of December 31, 2021:

($ in thousands)
Company	Investment	Interest	Maturity Date	Par / Units	Amortized Cost	Fair Value	Percentage of Total Fair Value of Warehouse
Application Software
Motus, LLC and Runzheimer International LLC	Second lien senior secured loan	L + 6.50%	12/10/2029	16,557	16,392	16,392	22.89%
Buildings & Real Estate
Associations, Inc.	First lien senior secured loan	L + 6.50% (incl. 2.50% PIK)	7/2/2027	20,000	19,717	19,800	27.66%
Diversified Financial Services
Ministry Brands Holdings, LLC	First lien senior secured loan	L + 5.50%	12/30/2028	17,655	17,302	17,302	24.16%
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	L + 5.50%	12/27/2027	—	(56)	(56)	(0.08)%
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	L + 5.50%	12/27/2023	—	(34)	(34)	(0.05)%
				17,655	17,212	17,212	24.03%
Health Care Technology
Inovalon Holdings, Inc.	First lien senior secured loan	L + 5.75%	11/24/2028	12,633	12,317	12,317	17.20%
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	—	(34)	(17)	(0.02)%
Inovalon Holdings, Inc.	Second lien senior secured loan	L + 10.50%	11/24/2033	6,017	5,897	5,897	8.24%
				18,650	18,180	18,197	25.42%
Total Investments				$72,862	$71,501	$71,601	100.00%

Our Adviser intends to monitor our portfolio companies on an ongoing basis. It intends to monitor the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. Our Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•
assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•
periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•
comparisons to other companies in the portfolio company’s industry; and
•
review of monthly or quarterly financial statements and financial projections for portfolio companies.

As part of the monitoring process, our Adviser will employ an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Adviser will rate the credit risk of all investments on a scale of 1 to 5.

This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The rating system is as follows:

Investment Rating	Description
1

Investments rated 1 involve the least amount of risk to our initial cost basis. The borrower is performing above expectations, and the trends and risk factors for this investment since origination or acquisition are generally favorable;

2

Investments rated 2 involve an acceptable level of risk that is similar to the risk at the time of origination or acquisition. The borrower is generally performing as expected and the risk factors are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a rating of 2;

3	Investments rated 3 involve a borrower performing below expectations and indicates that the loan’s risk has increased somewhat since origination or acquisition;
4

Investments rated 4 involve a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination or acquisition. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 120 days past due); and

5

Investments rated 5 involve a borrower performing substantially below expectations and indicates that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans rated 5 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we anticipate will be recovered.

Our Adviser will rate the investments in our portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3, 4 or 5, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Results of Operations

Although we were initially capitalized on September 30, 2021, as of December 31, 2021, we had not commenced operations. As a result, comparisons may not be meaningful.

Investment Income

As of December 31, 2021, the Company had not commenced operations and had not made any investments.

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income.

For the period from inception to December 31, 2021, we did not accrue U.S. federal excise tax.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of any offering of our common stock and from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. The primary uses of our cash are for (i) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying or reimbursing our Adviser), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our shares.

We may from time to time enter into debt facilities or issue debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%.

Net Assets

Share Issuances

In connection with our formation, we have the authority to issue 3,000,000,000 common shares, $0.01 per share par value, 1,000,000,000 of which are classified as Class S common shares, 1,000,000,000 of which are classified as Class D common shares, and 1,000,000,000 of which are classified as Class I common shares. Pursuant to our Registration Statement on Form N-2 (File No. 333-260095), we registered $5,000,000,000 in any combination of amount of shares of Class S, Class D, and Class I common stock at an initial public offering price of $10.00 per share.

On September 30, 2021, we issued 100 common shares for $1,000 to ORTA, an affiliate of the Adviser.

On October 6, 2021, we received a subscription agreement totaling $50 million for the purchase of shares of our Class I common stock from Feeder FIC ORTIC and Blue Owl Holdings, entities affiliated with the Adviser. Pursuant to the terms of that subscription agreement, Feeder FIC ORTIC and Blue Owl Holdings agreed to pay for such Class I shares upon demand by one of our executive officers. Such purchase or purchases of our Class I shares will be included for purposes of determining when we have satisfied the minimum offering requirement.

On December 30, 2021, Feeder FIC ORTIC purchased 15,000 Class I shares at a per share price of $10.00. The purchase price of these shares sold was equal to the initial public offering price of such shares.

The shares purchased by ORTA and Feeder FIC ORTIC are subject to a lock-up pursuant to FINRA Rule 5110(e)(1) for a period of 180 days from the date of commencement of sales in our offering, and ORTA, Feeder FIC ORTIC, and Blue Owl Holdings, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares. In addition, ORTA will not tender the Class I shares it purchased on September 30, 2021 for repurchase as long as our Adviser remains the investment adviser of the Company. There is no current intention for our Adviser to discontinue its role.

The following table summarizes transactions with respect to shares of our common stock during the year ended December 31, 2021:

	Period From June 22, 2021 (inception) to December 31, 2021(1)
	Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	—	$—	15,100	$151,000	15,100	$151,000
Total shares/net proceeds	—	$—	—	$—	15,100	$151,000	15,100	$151,000

________________

(1)
As of December 31, 2021, the Company had not commenced operations.

In accordance with the Company’s share pricing policy, we will modify our public offering prices to the extent necessary to comply with the requirements of the 1940 Act, including the requirement that we will not sell shares at a net offering price below the net asset value per share unless we obtain the requisite approval from our shareholders.

Distributions

The Board intends to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.

As the Company had not commenced operations as of December 31, 2021, no distributions had been declared as of the date of these financial statements.

We have adopted a distribution reinvestment plan pursuant to which shareholders (except for residents of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Vermont and Washington investors and clients of participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash.

We may fund our cash distributions to shareholders from any source of funds available to us, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment. In no event, however, will funds be advanced or borrowed for the purpose of distributions, if the amount of such distributions would exceed our accrued and received revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs.

Share Repurchases

The Board has complete discretion to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of our Board, the Company may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares

Beginning no later than the first full calendar quarter after the date that we sell shares to a person or entity other than our Adviser, our directors, officers and/or other affiliated persons and entities, and at the discretion of our board of directors, we intend to commence periodic repurchase offers pursuant a share repurchase program. Our board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying limitations on the number of shares to be repurchased on a per class basis. We intend to limit the number of shares to be repurchased in each period to no more than 5.00% of our outstanding shares of common stock. Repurchases of shares will be made at prices determined by our board of directors, and paid on the date of such repurchase. All shares purchased by us pursuant to the terms of each offer to repurchase will be retired and thereafter will be authorized and unissued shares.

Any periodic repurchase offers are subject in part to our available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While we intend to continue to conduct periodic repurchase offers as described above, we are not required to do so and may suspend or terminate the share repurchase program at any time.

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of December 31, 2021:

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Promissory Note	$100,000	$—	$100,000	$—
Total Debt	$100,000	$—	$100,000	$—

Promissory Note

On October 6, 2021, the Company as borrower, entered into a Loan Agreement (the “FIC Agreement”) with Owl Rock Feeder FIC LLC (“Feeder FIC”), an affiliate of the Company’s investment adviser, as lender, to enter into revolving promissory notes (the “Promissory Note”) to borrow up to an aggregate of $100.0 million from Feeder FIC. The Company may re-borrow any amount repaid; however, there is no funding commitment between Feeder FIC and the Company.

On March 23, 2022, we entered into an amendment to the FIC Agreement to change the manner in which interest is calculated.

The interest rate on amounts borrowed pursuant to the Promissory Note prior to March 23, 2022 was based on the lesser of the rate of interest for an ABR Loan or a Eurodollar Loan under the Credit Agreement dated as of April 15, 2021, as amended or supplemented from time to time, by and among Owl Rock Capital Advisors LLC, an affiliate of the Adviser, as borrower, the several lenders from time to time party thereto, MUFG Union Bank, N.A., as Collateral Agent and MUFG Bank, Ltd., as Administrative Agent.

The interest rate on amounts borrowed pursuant to the Promissory Notes after March 23, 2022 is based on the lesser of the rate of interest for a SOFR Loan or an ABR Loan under the Credit Agreement dated as of December 7, 2021, as amended or supplemented from time to time, by and among Blue Owl Finance LLC, as Borrower, Blue Owl Capital Holdings LP and Blue Owl Capital Carry LP as Parent Guarantors, the Subsidiary Guarantors party thereto, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and Sumitomo Mitsui Banking Corporation, as Co-Documentation Agents and MUFG Bank, Ltd., as Administrative Agent.

The unpaid principal balance of any Promissory Note and accrued interest thereon is payable by the Company from time to time at the discretion of the Company but immediately due and payable upon 120 days written notice by Feeder FIC, and in any event due and payable in full no later than February 28, 2023. The Company intends to use the borrowed funds to make investments in portfolio companies consistent with its investment strategies.

Off-Balance Sheet Arrangements

Warehousing Transaction

On November 23, 2021, the Company entered into a warehouse agreement with Cliffwater to warehouse $200.0 million of loans. The warehouse agreement creates a forward obligation for Cliffwater to sell and a forward obligation for the Company to purchase certain investments owned and held by Cliffwater at the Company's request. The Company has no obligation to purchase the investments under the warehouse agreement until the Company receives aggregate subscriptions for the Company's shares of least $450.0 million.

Organizational and Offering Costs

The Adviser and its affiliates have incurred organization and offering costs on behalf of the Company in the amount of $1.8 million for the period from June 22, 2021 (Inception) to December 31, 2021. Under the Investment Advisory Agreement, there will be no liability on the Company`s part for the offering or organization costs funded by the Adviser or its affiliates until the Investment Advisory Agreement is effective and the Company has satisfied the minimum offering requirement. At such time, the Adviser will be entitled to receive up to 1.5% of gross offering proceeds raised in the Company`s continuous public offering until all organization and offering costs funded by the Adviser or its affiliates have been recovered. As the minimum offering requirement has not been satisfied as of the date of issuance of the financial statements, no such costs have been recorded by the Company.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2021, management was not aware of any pending or threatened litigation.

Expense Deferral Agreement

On March 23, 2022, the Company and the Adviser entered into the expense deferral agreement (the “Expense Deferral Agreement”), under which the Adviser has agreed to incur and pay all of the Company’s expenses, other than amounts used to pay organizational and offering costs, other fees payable under the Investment Advisory Agreement, interest expense and shareholder servicing and/or distribution fees, until the Company receives and accepts, in cash, $1.75 billion in aggregate subscriptions from the sale of its shares in the offering (the “First Subscription Condition”).

If the Company meets the First Subscription Condition, the Company will be required to repay one-third of the aggregate amount of expenses incurred by the Adviser under the terms of the Expense Deferral Agreement following the calendar month in which the Company satisfies the First Subscription Condition. If the Company receives and accepts, in cash, $2.25 billion in aggregate subscriptions from the sale of its shares in the offering (the “Second Subscription Condition”), the Company will be required to repay an additional one-third of the aggregate amount of expenses incurred by the Adviser under the terms of the Expense Deferral Agreement following the calendar month in which the Company satisfies the Second Subscription Condition. If the Company receives and accepts, in cash, $2.75 billion in aggregate subscriptions from the sale of its shares in the offering (the “Third Subscription Condition”), the Company will be required to repay an additional one-third of the aggregate amount of expenses incurred by the Adviser under the terms of the Expense Deferral Agreement following the calendar month in which the Company satisfies the Third Subscription Condition. However, we will not be required to repay expenses to the Adviser under the Expense Deferral Agreement to the extent that such expenses (1) have previously been classified as Expense Payments or Reimbursement Payments under the Expense Support Agreement, or (2) are Organization and Offering Expenses in excess of 1.50% of gross offering proceeds from the sale of the Company’s securities.

The Expense Deferral Agreement may be terminated at any time, without the payment of any penalty, by the Company or the Adviser, with or without notice, and will automatically terminate (i) in the event of the termination of the Investment Advisory Agreement, or (ii) if the Board makes a determination to dissolve or liquidate the Company. If the agreement is terminated, the Company will remain obligated to repay the Adviser for expenses the Company received if the Company satisfies the Subscription Condition.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement;
•
the Expense Support Agreement;
•
the Expense Deferral Agreement;
•
the Dealer Manager Agreement; and
•
the License Agreement.

In addition to the aforementioned agreements, we, rely on exemptive relief that has been granted to ORCA and certain of its affiliates to permit us to co-invest with other funds managed by the Adviser and its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 8. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

Our Board has authorized us to enter into a series of Promissory Notes with Owl Rock Feeder FIC LLC, an affiliate of the Adviser, to borrow up to $100.0 million. See “ITEM 8. – Notes to Consolidated Financial Statements – Note. 4 Debt” for further details.

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in “ITEM 1A. – RISK FACTORS.”

Investments at Fair Value

Investment transactions will be recorded on the trade date. Realized gains or losses will be measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Investments for which market quotations are readily available are typically valued at the bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our audit committee and independent third-party valuation firm(s) engaged at the direction of the Board.

As part of the valuation process, the Board takes into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board considers whether the pricing indicated by the external event corroborates its valuation.

The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:

•
With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•
With respect to investments for which market quotations are not readily available, the valuation process begins with the independent valuation firm(s) providing a preliminary valuation of each investment to the Adviser’s valuation committee;
•
Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee. Agreed upon valuation recommendations are presented to the Audit Committee;
•
The Audit Committee reviews the valuations recommendations and recommends values for each investment to the Board; and
•
The Board reviews the recommended valuations and determines the fair value of each investment.

We will conduct this valuation process on a quarterly basis.

We apply Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

•
Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.
•
Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•
Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurred. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC 820. Consistent with the valuation policy, we evaluate the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we, or the independent valuation firm(s), review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We intend to comply with the new rule`s requirements on or before the compliance date in September 2022.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective interest payment dates rather than being paid in cash and generally becomes due at a certain trigger date. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Distributions

We intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually, thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distributions for tax purposes equal to at least 90 percent of the sum of our:

•
investment company taxable income (which is generally our ordinary income plus the excess of realized short-term capital gains over realized net long-term capital losses), determined without regard to the deduction for dividends paid, for such taxable year; and
•
net tax-exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for such taxable year.

As a RIC, we (but not our shareholders) generally will not be subject to U.S. federal tax on investment company taxable income and net capital gains that we distribute to our shareholders.

We intend to distribute annually all or substantially all of such income. To the extent that we retain our net capital gains or any investment company taxable income, we generally will be subject to corporate-level U.S. federal income tax. We can be expected to carry forward our net capital gains or any investment company taxable income in excess of current year dividend distributions, and pay the U.S. federal excise tax as described below.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) during each calendar year an amount at least equal to the sum of:

•
98% of our net ordinary income excluding certain ordinary gains or losses for that calendar year;
•
98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of that calendar year; and
•
100% of any income or gains recognized, but not distributed, in preceding years.

While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% U.S. federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed and as a result, in such cases, the excise tax will be imposed. In such an event, we will be liable for this tax only on the amount by which we do not meet the foregoing distribution requirement.

We intend to pay monthly distributions to our shareholders out of assets legally available for distribution. All distributions will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time.

To the extent our current taxable earnings for a year fall below the total amount of our distributions for that year, a portion of those distributions may be deemed a return of capital to our shareholders for U.S. federal income tax purposes. Thus, the source of a distribution to our shareholders may be the original capital invested by the shareholder rather than our income or gains. Shareholders should read written disclosure carefully and should not assume that the source of any distribution is our ordinary income or gains.

With respect to distributions we have adopted a distribution reinvestment plan pursuant to which shareholders (except for residents of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, Oklahoma, Oregon, Vermont and Washington and clients of participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. We expect to use newly issued shares to implement the distribution reinvestment plan. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We also intend to elect to be treated as a RIC under the Code beginning with our taxable year ended December 31, 2021, and intend to continue to qualify for tax treatment as a RIC. So long as we maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses. In order for us to not be subject to U.S. federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. We, at our discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. excise tax on this income.

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2021.

Recent Developments

Director Resignation

On January 24, 2022, Brian Finn notified the Company of his intention to resign as a director of the Company, effective February 23, 2022. Mr. Finn served on the Company's Board since inception and served as a member of the Audit Committee and, Nominating and Corporate Governance Committee of the Board. Mr. Finn's decision to resign was based on a desire to pursue other opportunities and not the result of any disagreement relating to the Company's operations, polices or practices. On February 23, 2022, the Board accepted Mr. Finn's resignation and voted to reduce the size of the Board from eight to seven directors.

Fee Waiver

On March 23, 2022, the Adviser agreed to waive 100% of the base management fee through October 31, 2022. Any portion of management fees waived shall not be subject to recoupment.

Warehouse Facility with Macquarie

Beginning March 21, 2022, we may enter into multiple Purchase Agreements with Macquarie US Trading LLC and certain of its affiliates (each, a “Financing Provider” and collectively, the “Financing Providers”). Under the Purchase Agreements, we will have forward obligations to settle the purchase of certain investments set forth below (the “Warehouse Investments”) from the Financing Providers, each of whom is obligated to settle the sale of such investments subject to the following conditions: (a) that we have received a minimum amount of subscriptions; and (b) that the Board has approved the purchase of the specific Warehouse Investments (collectively, the “Warehouse Conditions”). The Warehouse Investments if any, are expected to primarily consist of newly originated, privately negotiated senior secured term loans to middle market companies consistent with our investment strategy.

Prior to such time as we satisfy the Warehouse Conditions, our obligations under the Purchase Agreements will be guaranteed by an affiliate of our Adviser. After we meet the Warehouse Conditions, we will be obligated to purchase the Warehouse Investments from the Financing Providers at the prices determined under the Purchase Agreements. As a general matter, the price we pay to purchase any Warehouse Investment will be the cash amount paid by the relevant Financing Provider, subject to a reduction for income actually received by such Financing Provider during the warehousing period and an increase for a financing fee to be paid by us to the Financing Provider.

We will purchase Warehouse Investments from the Financing Providers only to the extent that we have sufficient assets to purchase all of the Warehouse Investments whole (i.e., not on a pro rata basis); we will impose on ourselves a requirement - not an option - to purchase Warehouse Investments from the Financing Providers at such time as we raise sufficient assets to purchase all of the Warehouse Investments whole; and we will treat our forward obligation to purchase Warehouse Investments from the Financing Providers once the requirement to purchase Warehouse Investments is triggered as subject to the asset coverage requirements set forth in Sections 18 and 61 of the 1940 Act. Additionally, we note that we may not rely on the exemptive order from the SEC to co-invest with certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates with respect to Warehouse Investments that we purchase from the Financing Providers under the Purchase Agreements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including valuation risk and interest rate risk.

Valuation Risk

We intend to primarily invest in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options, and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

We expect to have material contracts that are indexed to USD-LIBOR and are monitoring this activity, evaluating the related risks and our exposure, and adding alternative language to contracts, where necessary. Certain contracts will have an orderly market transition already in process. However, it is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates.

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Owl Rock Technology Income Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Owl Rock Technology Income Corp. and subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of changes in net assets and cash flows for the period from June 22, 2021 (inception) to December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the changes in its net assets and its cash flows for the period from June 22, 2021 (inception) to December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

New York, New York
March 25, 2022

Owl Rock Technology Income Corp.

Consolidated Statement of Assets and Liabilities

December 31, 2021
Assets
Cash	$85,706
Due from affiliate	65,294
Total Assets	$151,000
Commitments and contingencies (Note 5)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 0 shares issued and outstanding	—
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 0 shares issued and outstanding	—
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 15,100 shares issued and outstanding	151
Additional paid-in-capital	150,849
Total Net Assets(1)	151,000
Total Liabilities and Net Assets	$151,000
Net Asset Value Per Class I Share	$10.00

_______________

(1) Total net assets presented relates to the net assets of Class I common stock as Class I is the only share class outstanding as of December 31, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Income Corp.

Consolidated Statement of Changes in Net Assets

Period From June 22, 2021 (inception) to December 31, 2021(1)
Capital Share Transactions
Issuance of shares of common shares	$151,000
Net Increase in Net Assets Resulting from Capital Share Transactions	151,000
Total Increase (Decrease) in Net Assets	151,000
Net Assets, at beginning of period	—
Net Assets, at end of period	$151,000

(1)
As of December 31, 2021, the Company has not commenced operations and has not made any investments.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Income Corp.

Consolidated Statement of Cash Flows

Period From June 22, 2021 (inception) to December 31, 2021(1)
Cash Flows from Operating Activities
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in due from affiliate	$(65,294)
Net cash used in operating activities	(65,294)
Cash Flows from Financing Activities
Proceeds from issuance of common shares	151,000
Net cash provided by financing activities	151,000
Net increase (decrease) in cash	85,706
Cash, beginning of period	—
Cash, end of period	$85,706

________________

(1)
As of December 31, 2021, the Company has not commenced operations and has not made any investments.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Income Corp.

Notes to Consolidated Financial Statements - Continued

Note 1. Organization and Principal Business

Owl Rock Technology Income Corp., (“Owl Rock” or the “Company”) is a Maryland corporation formed on June 22, 2021. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, technology-related companies based primarily in the United States. The Company`s investment objective is to maximize total return by generating current income from its debt investments and other income producing securities, and capital appreciation from its equity and equity-linked investments. The Company intends to invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and equity-related securities which include common and preferred stock, securities convertible into common stock, and warrants. The Company may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets, which are often referred to as “junk” investments. Once the Company raises sufficient capital, the target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $500 million, although the investment size will vary with the size of the Company`s capital base. Prior to raising sufficient capital, the Company may make a greater number of investments in syndicated loan opportunities than it otherwise would expect to make in the future.

The Company is an externally managed closed-end management investment company that intends to elect to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (a “RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).

From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business.

The Company is be managed by Owl Rock Technology Advisors II LLC (“the Adviser” or “ORTA II”), which is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”). Subject to the overall supervision of the Company`s Board of Directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to the Company.

The Company relies on an exemptive order issued to an affiliate of the Adviser that permits it to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. The Company intends to offer on a best efforts, continuous basis up to $5,000,000,000 in any combination of amount of shares of Class S, Class D, and Class I common stock. In addition, if Class S shares or Class D shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charge to 3.5% of the net offering price per share for each Class S share and 1.5% of the net offering price per share of each Class D share. The share classes have no upfront selling commissions however the share classes have different ongoing servicing fees. Class S, Class D and Class I shares will be offered at initial purchase prices per shares of $10.00. Thereafter, the purchase price per share for each class of common stock will vary and will not be sold at a price below the Company`s net asset value per share of such class, as determined in accordance with the Company`s share pricing policy, plus applicable upfront selling commissions.

On September 30, 2021, an affiliate of the Adviser (the “Initial Shareholder”), purchased 100 shares of the Company`s Class I common stock at $10.00 per share, which represents the initial public offering price. The Initial Shareholder will not tender these shares for repurchase as long as the Adviser remains the investment adviser of Owl Rock Technology Income Corp. There is no current intention for the Adviser to discontinue its role.

On October 6, 2021, the Company received a subscription agreement, totaling $50.0 million for the purchase of Class I common shares of our common stock from Owl Rock Feeder FIC ORTIC LLC (“Feeder FIC ORTIC”) and Blue Owl Capital Holdings LP (“Blue Owl Holdings”), entities affiliated with the Adviser. The Company called $0.2 million under the subscription agreement as of December 31, 2021.

As of December 31, 2021, the Company was still devoting substantially all of its efforts to establishing the business and its planned principal operations and investing activities had not commenced.

As of December 31, 2021, there were no shares of Class S or Class D common stock outstanding.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized

Owl Rock Technology Income Corp.

Notes to Consolidated Financial Statements - Continued

accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements, have been included. The Company was initially capitalized on September 30, 2021. The Company’s fiscal year ends on December 31.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual amounts could differ from those estimates and such differences could be material.

Cash

Cash consists of deposits held at a custodian bank. Cash is carried at cost, which approximates fair value. The Company deposits its cash with highly-rated banking corporations and, at times, may exceed the insured limits under applicable law.

Investments at Fair Value

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Investments for which market quotations are readily available are typically valued at the bid price of those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, the Company’s audit committee, and independent third-party valuation firm(s) engaged at the direction of the Board.

As part of the valuation process, the Board takes into account relevant factors in determining the fair value of the Company’s investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase or sale transaction, public offering or subsequent equity sale occurs, the Board considers whether the pricing indicated by the external event corroborates its valuation.

The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:

•
With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•
With respect to investments for which market quotations are not readily available, the valuation process begins with the independent valuation firm(s) providing a preliminary valuation of each investment to the Adviser’s valuation committee;
•
Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee. Agreed upon valuation recommendations are presented to the Audit Committee;
•
The Audit Committee reviews the valuation recommendations and recommends values for each investment to the Board; and
•
The Board reviews the recommended valuations and determines the fair value of each investment.

The Company conducts this valuation process on a quarterly basis.

The Company applies Financial Accounting Standards Board (“FASB”) Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

Owl Rock Technology Income Corp.

Notes to Consolidated Financial Statements - Continued

•
Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•
Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•
Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfer occurs. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (such as broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We intend to comply with the new rule`s requirements on or before the compliance date in September 2022.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event.

Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Owl Rock Technology Income Corp.

Notes to Consolidated Financial Statements - Continued

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are normally paid at the closing of the investments, are generally non-recurring, and are recognized as revenue when earned upon closing of the investment. The services that the Adviser provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to the Company's portfolio companies.

Organization Expenses

Costs associated with the organization of the Company are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

Offering Expenses

Costs associated with the offering of common shares of the Company are capitalized as deferred offering expenses and are included in prepaid expenses and other assets in the Consolidated Statement of Assets and Liabilities and are amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous public offering of its common shares, the preparation of the Company’s registration statement, and registration fees.

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized utilizing the effective yield method, over the life of the related debt instrument. Debt issuance costs are presented on the Consolidated Statement of Assets and Liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the Consolidated Statement of Assets and Liabilities as an asset until the debt liability is recorded.

Reimbursement of Transaction-Related Expenses

The Company may receive reimbursement for certain transaction-related expenses in pursuing investments. Transaction-related expenses, which are generally expected to be reimbursed by the Company’s portfolio companies, are typically deferred until the transaction is consummated and are recorded in prepaid expenses and other assets on the date incurred. The costs of successfully completed investments not otherwise reimbursed are borne by the Company and are included as a component of the investment’s cost basis.

Cash advances received in respect of transaction-related expenses are recorded as cash with an offset to accrued expenses and other liabilities. Accrued expenses and other liabilities are relieved as reimbursable expenses are incurred.

Income Taxes

The Company intends to elect to be treated as a RIC under the Code beginning with the taxable year ended December 31, 2021 and intends to continue to qualify as a RIC. So long as the Company maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are

Owl Rock Technology Income Corp.

Notes to Consolidated Financial Statements - Continued

subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax provisions as of December 31, 2021.

Income and Expense Allocations

Income and realized and unrealized capital gains and losses are allocated to each class of shares of the Company on the basis of the aggregate net asset value of that class in relation to the aggregate net asset value of the Company.

Expenses that are common to all share classes are borne by each class of shares based on the net assets of the Company attributable to each class. Expenses that are specific to a class of shares are allocated to such class either directly or through the servicing fees paid pursuant to the Company’s distribution plan. “See Note 3. Agreements and Related Party Transactions – Shareholder Servicing Plan.”

Distributions to Common Shareholders

Distributions to common shareholders are recorded on the record date. The amount to be distributed is determined by the Board and is generally based upon the earnings estimated by the Adviser. Net realized long-term capital gains, if any, would be generally distributed at least annually although the Company may decide to retain such capital gains for investment.

Subject to the Company’s board of directors’ discretion and applicable legal restrictions, the Company intends to authorize and declare cash distributions to the Company’s shareholders on a monthly or quarterly basis and pay such distributions on a monthly basis. The per share amount of distributions for Class S, Class D, and Class I shares will differ because of different allocations of class-specific expenses. Specifically, because the ongoing servicing fees are calculated based on the Company’s net asset value for the Company’s Class S and Class D shares, the ongoing service fees will reduce the net asset value or, alternatively, the distributions payable, with respect to the shares of each such class, including shares issued under the Company’s distribution reinvestment plan. As a result, the distributions on Class S shares and Class D shares may be lower than the distributions on Class I shares.

The Company has adopted a distribution reinvestment plan pursuant to which shareholders will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. The Company expects to use newly issued shares to implement the distribution reinvestment plan.

Consolidation

As provided under Regulation S-X and ASC Topic 946—Financial Services—Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's wholly-owned subsidiaries in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Revenue Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The updated guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are elective and effective upon issuance through December 31, 2022. ASU No. 2020-04 provides increased flexibility as the Company continues to evaluate the transition of reference rates and is currently evaluating the impact of adopting ASU No. 2020-04 on the consolidated financial statements.

Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3. Agreements and Related Party Transactions

Administration Agreement

The Company has entered into an Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others.

The Administration Agreement also provides that the Company reimburses the Adviser for certain organization costs incurred prior to the commencement of the Company’s operations, and for certain offering costs.

Owl Rock Technology Income Corp.

Notes to Consolidated Financial Statements - Continued

The Company reimburses the Adviser for services performed for it pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Adviser for any services performed for it by such affiliate or third party.

From October 1, 2021 to November 30, 2021, the Company was advised by Owl Rock Technology Advisers LLC (“ORTA”), an affiliate of the Adviser, which also served as the Company's administrator. On November 30, 2021, the Company entered into the Investment Advisory Agreement and the Administration Agreement, under which the Adviser serves as the Company's Adviser and administrator, respectively.

Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective, and will remain in effect and from year to year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (as defined in the 1940 Act), or by the vote of a majority of the Board or by the Adviser.

No person who is an officer, director, or employee of the Adviser or its affiliates and who serves as a director of the Company receives any compensation from the Company for his or her services as a director. However, the Company reimburses the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser or its affiliates to the Company’s officers who provide operational and administrative services, as well as their respective staffs and other professionals who provide services to the Company, who assist with the preparation, coordination and administration of the foregoing or provide other “back office” or “middle office,” financial or operational services to the Company (based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company). Directors who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Investment Advisory Agreement

The Company has entered into an Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first becomes effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company`s outstanding voting securities and, in each case, by a majority of independent directors.

The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of penalty, the Company may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board of Directors or the shareholders holding a majority (as defined under the 1940 Act) of the outstanding shares of the Company’s common stock or the Adviser. In addition, without payment of penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 120 days’ written notice.

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.

Under the terms of the Investment Advisory Agreement, the Company will pay the Adviser a base management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the Company’s shareholders.

The base management fee is payable monthly in arrears. The base management fee is calculated at an annual rate of 1.25% based on the average value of the Company`s net assets at the end of the two most recently completed calendar months. All or part of the base management fee not taken as to any month will be deferred without interest and may be taken in any such month prior to the occurrence of a liquidity event. Base management fees for any partial month are prorated based on the number of days in the month. The Adviser and its affiliates have agreed to waive the base management fee through October 31, 2022. Any portion of management fees waived shall not be subject to recoupment.

The incentive fee consists of two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains. Each part of the incentive fee is outlined below.

Owl Rock Technology Income Corp.

Notes to Consolidated Financial Statements - Continued

The incentive fee on income will be calculated and payable quarterly in arrears and will be based upon the Company's pre-incentive fee net investment income for the immediately preceding calendar quarter. In the case of a liquidation of the Company or if the Investment Advisory Agreement is terminated, the fee will also become payable as of the effective date of the event.

The incentive fee on income for each calendar quarter will be calculated as follows:

•
No incentive fee on income will be payable in any calendar quarter in which the pre-incentive fee net investment income does not exceed a quarterly return to investors of 1.25% of the Company’s net asset value at the beginning of the quarter. The Company refers to this as the quarterly preferred return.
•
All of the Company’s pre-incentive fee net investment income, if any, that exceeds the quarterly preferred return, but is less than or equal to 1.43%, which the Company refers to as the upper level breakpoint, of the Company’s net asset value at the beginning of the quarter, will be payable to the Company’s Adviser. The Company refers to this portion of the incentive fee on income as the “catch-up.” It is intended to provide an incentive fee of 12.50% on all of the Company’s pre-incentive fee net investment income when the pre-incentive fee net investment income reaches 1.43% of the Company’s net asset value at the beginning of the quarter, measured as of the end of the immediately preceding calendar quarter. The quarterly preferred return of 1.25% and upper level breakpoint of 1.43% are also adjusted for the actual number of days each calendar quarter.
•
For any quarter in which the Company’s pre-incentive fee net investment income exceeds the upper level break point of 1.43% of the Company’s net asset value at the beginning of the quarter, the incentive fee on income will equal 12.50% of the amount of the Company’s pre-incentive fee net investment income, because the quarterly preferred return and catch up will have been achieved.
•
Pre-incentive fee net investment income is defined as investment income and any other income, accrued during the calendar quarter, minus operating expenses for the quarter, including the base management fee, expenses payable under the Investment Advisory Agreement and the Administration Agreement, any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income does not include any expense support payments or any reimbursement by the Company of expense support payments, or any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The incentive fee on capital gains will be determined and payable in arrears as of the end of each calendar year during which the Investment Advisory Agreement is in effect. In the case of a liquidation, or if the Investment Advisory Agreement is terminated, the fee will also become payable as of the effective date of such event. The annual fee will equal (i) 12.50% of the Company’s realized capital gains on a cumulative basis from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less (ii) the aggregate amount of any previously paid incentive fees on capital gains as calculated in accordance with U.S. GAAP. In no event will the incentive fee on capital gains payable pursuant hereto be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

There were no performance based incentive fees on net investment income for the period ended December 31, 2021.

There were no capital gains based incentive fees for the period ended December 31, 2021.

Under the terms of the Investment Advisory Agreement, upon satisfaction of the minimum offering requirement, the Adviser is entitled to receive up to 1.50% of gross proceeds raised in the Company`s continuous public offering until all organization and offering costs funded by the Adviser or its affiliates have been recovered. Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

From October 1, 2021 to November 30, 2021, the Company was advised by ORTA, an affiliate of the Adviser, which also served as the Company's administrator. On November 30, 2021, the Company entered into the Investment Advisory Agreement and the Administration Agreement, under which the Adviser serves as the Company's Adviser and administrator, respectively.

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Company to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s

Owl Rock Technology Income Corp.

Notes to Consolidated Financial Statements - Continued

shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing, and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.

The Adviser is affiliated with ORCA, ORTA, Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA” and together with ORCA, ORTA, ORPFA and the Adviser, the “Owl Rock Advisers”), which are also investment advisers. The Owl Rock Advisers are indirect affiliates off Blue Owl and comprise "Owl Rock", a division of Blue Owl focused on direct lending. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, and other funds managed by the Adviser, or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have a similar investment objective to the Company's.

Dealer Manager Agreement

The Company has entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Blue Owl Securities LLC (“Blue Owl Securities”), an affiliate of the Adviser, and participating broker-dealer agreements with certain broker-dealers. Under the terms of the Dealer Manager Agreement and the participating broker-dealer agreements, Blue Owl Securities serves as the dealer manager, and certain participating broker- dealers solicit capital, for the Company`s public offering of shares of Class S, Class D, and Class I common stock. Blue Owl Securities will not receive upfront selling commissions with respect to purchases of Class S, Class D and Class I shares or shares of any class of shares issued pursuant to the Company`s distribution reinvestment plan.

Subject to FINRA limitations on underwriting compensation, the Company will pay Blue Owl Securities selling commissions over time as servicing fees for ongoing services rendered to shareholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers:

o
With respect to the Company`s outstanding Class S shares equal to 0.85% per annum of the aggregate net asset value of the Company`s outstanding Class S shares; and
o
With respect to the Company`s outstanding Class D shares equal to 0.25% per annum of the aggregate net asset value of the Company`s outstanding Class D shares.

The Company will not pay an ongoing servicing fee with respect to the Company`s outstanding Class I shares.

The servicing fees will be paid monthly in arrears. Blue Owl Securities will reallow (pay) all or a portion of the ongoing servicing fees to participating broker-dealers and servicing broker-dealers for ongoing services performed by such broker-dealers, and will waive ongoing servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services. Because the ongoing servicing fees are calculated based on the Company`s net asset values for the Company`s Class S and Class D shares, they will reduce the net asset values or, alternatively, the distributions payable, with respect to the shares of each such class, including shares issued under it`s distribution reinvestment plan. The Company will cease paying ongoing servicing fees at the date at which total underwriting compensation from any source in connection with this offering equals 10% of the gross proceeds from it`s offering (excluding proceeds from issuances pursuant to it`s distribution reinvestment plan). This limitation is intended to ensure that the Company satisfies the requirements of FINRA Rule 2310, which provides that the maximum aggregate underwriting compensation from any source, including compensation paid from offering proceeds and in the form of “trail commissions,” payable to underwriters, broker-dealers, or affiliates thereof participating in an offering may not exceed 10% of gross offering proceeds, excluding proceeds received in connection with the issuance of shares through a distribution reinvestment plan.

Upfront selling commissions for sales of Class S and Class D shares may be reduced or waived in connection with volume or other discounts, other fee arrangements or for sales to certain categories of purchasers.

Expense Support and Conditional Reimbursement Agreement

The Company has entered into the Expense Support Agreement with the Adviser, the purpose of which is to ensure that no portion of the Company’s distributions to shareholders will represent a return of capital for U.S. federal income tax purposes. The Expense Support Agreement will become effective as of the date that the Company meets the minimum offering requirement. On a quarterly basis, the Adviser shall reimburse the Company for “Operating Expenses” (as defined below) in an amount equal to the excess of the Company’s cumulative distributions paid to the Company’s shareholders in each quarter over “Available Operating Funds” (as defined below) received by the Company on account of the Company’s investment portfolio during such quarter. Any payments required to be made by the Adviser pursuant to the preceding sentence are referred to herein as an “Expense Payment”.

Owl Rock Technology Income Corp.

Notes to Consolidated Financial Statements - Continued

Pursuant to the Expense Support Agreement, “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. “Available Operating Funds” means the sum of (i) the Company’s estimated investment company taxable income (including realized net short-term capital gains reduced by realized net long-term capital losses), (ii) the Company’s realized net capital gains (including the excess of realized net long-term capital gains over realized net short-term capital losses) and (iii) dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies, if any (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The Adviser’s obligation to make an Expense Payment shall automatically become a liability of the Adviser and the right to such Expense Payment will be an asset of the Company’s on the last business day of the applicable quarter. The Expense Payment for any quarter will be paid by the Adviser to the Company in any combination of cash or other immediately available funds, and/or offset against amounts due from the Company to the Adviser no later than the earlier of (i) the date on which the Company closes it’s books for such quarter, or (ii) forty-five days after the end of such quarter.

Following any quarter in which Available Operating Funds exceed the cumulative distributions paid by the Company in respect of such quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company will pay such Excess Operating Funds, or a portion thereof, in accordance with the stipulations below, as applicable, to the Adviser, until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such quarter have been reimbursed. Any payments required to be made by the Company are referred to as a “Reimbursement Payment”.

The amount of the Reimbursement Payment for any quarter shall equal the lesser of (i) the Excess Operating Funds in respect of such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three years prior to the last business day of such quarter that have not been previously reimbursed by the Company to the Adviser. The payment will be reduced to the extent that such Reimbursement Payments, together with all other Reimbursement Payments paid during the fiscal year, would cause Other Operating Expenses defined as the Company’s total Operating Expenses, excluding base management fees, incentive fees, organization and offering expenses, distribution and shareholder servicing fees, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses on an annualized basis and net of any Expense Payments received by the Company during the fiscal year to exceed the lesser of: (i) 1.75% of the Company’s average net assets attributable to the shares of the Company’s common stock for the fiscal year-to-date period after taking such Expense Payments into account; and (ii) the percentage of the Company’s average net assets attributable to shares of its common stock represented by Other Operating Expenses during the fiscal year in which such Expense Payment was made (provided, however, that this clause (ii) shall not apply to any Reimbursement Payment which relates to an Expense Payment made during the same fiscal year).

No Reimbursement Payment for any quarter will be made if: (1) the “Effective Rate of Distributions Per Share” (as defined below) declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Company’s “Operating Expense Ratio” (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. Pursuant to the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to Adviser, and interest expense, by the Company’s net assets.

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. The Company or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by the Company’s Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, the Company will be required to fund any Expense Payments that have not been reimbursed by the Company to the Adviser.

There was no expense support recorded for the period ended December 31, 2021.

Expense Deferral Agreement

On March 23, 2022, the Company and the Adviser entered into the expense deferral agreement (the “Expense Deferral Agreement”), under which the Adviser has agreed to incur and pay all of the Company’s expenses, other than amounts used to pay organizational and offering costs, other fees payable under the Investment Advisory Agreement, interest expense and shareholder servicing and/or distribution fees, until the Company receives and accepts, in cash, $1.75 billion in aggregate subscriptions from the sale of its shares in the offering (the “First Subscription Condition”).

If the Company meets the First Subscription Condition, the Company will be required to repay one-third of the aggregate amount of expenses incurred by the Adviser under the terms of the Expense Deferral Agreement following the calendar month in which the

Owl Rock Technology Income Corp.

Notes to Consolidated Financial Statements - Continued

Company satisfies the First Subscription Condition. If the Company receives and accepts, in cash, $2.25 billion in aggregate subscriptions from the sale of its shares in the offering (the “Second Subscription Condition”), the Company will be required to repay an additional one-third of the aggregate amount of expenses incurred by the Adviser under the terms of the Expense Deferral Agreement following the calendar month in which the Company satisfies the Second Subscription Condition. If the Company receives and accepts, in cash, $2.75 billion in aggregate subscriptions from the sale of its shares in the offering (the “Third Subscription Condition”), the Company will be required to repay an additional one-third of the aggregate amount of expenses incurred by the Adviser under the terms of the Expense Deferral Agreement following the calendar month in which the Company satisfies the Third Subscription Condition. However, we will not be required to repay expenses to the Adviser under the Expense Deferral Agreement to the extent that such expenses (1) have previously been classified as Expense Payments or Reimbursement Payments under the Expense Support Agreement, or (2) are Organization and Offering Expenses in excess of 1.50% of gross offering proceeds from the sale of the Company’s securities.

The Expense Deferral Agreement may be terminated at any time, without the payment of any penalty, by the Company or the Adviser, with or without notice, and will automatically terminate (i) in the event of the termination of the Investment Advisory Agreement, or (ii) if the Board makes a determination to dissolve or liquidate the Company. If the agreement is terminated, the Company will remain obligated to repay the Adviser for expenses the Company received if the Company satisfies the Subscription Condition.

License Agreement

On October 1, 2021, the Company entered into a license agreement (the “License Agreement”), pursuant to which an affiliate of Blue Owl has granted the Company a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, the Company has a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Owl Rock” name or logo.

Promissory Note

On October 4, 2021, the Board authorized the Company, as Borrower, to enter into a revolving promissory note (the “Promissory Note”) with an entity affiliated with the Adviser. See Note 4 “Debt”.

Note 4. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

Debt obligations consisted of the following as of December 31, 2021:

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Promissory Note	$100,000	$—	$100,000	$—
Total Debt	$100,000	$—	$100,000	$—

Promissory Note

On October 4, 2021, the Board authorized the Company, as borrower, to enter into a revolving Promissory Note with Owl Rock Feeder FIC LLC, (“Feeder FIC”), an affiliate of the Adviser, as lender, to borrow up to an aggregate of $100.0 million from Feeder FIC. The borrower may re-borrow any amount repaid; however, there is no funding commitment between Feeder FIC and the Company.

On March 23, 2022, we entered into an amendment to the FIC Agreement to change the manner in which interest is calculated.

The interest rate on amounts borrowed pursuant to the Promissory Note prior to March 23, 2022 was based on the lesser of the rate of interest for an ABR Loan or a Eurodollar Loan under the Credit Agreement dated as of April 15, 2021, as amended or supplemented from time to time, by and among Owl Rock Capital Advisors LLC, an affiliate of the Adviser, as borrower, the several lenders from time to time party thereto, MUFG Union Bank, N.A., as Collateral Agent and MUFG Bank, Ltd., as Administrative Agent.

Owl Rock Technology Income Corp.

Notes to Consolidated Financial Statements - Continued

The interest rate on amounts borrowed pursuant to the Promissory Notes after March 23, 2022 is based on the lesser of the rate of interest for a SOFR Loan or an ABR Loan under the Credit Agreement dated as of December 7, 2021, as amended or supplemented from time to time, by and among Blue Owl Finance LLC, as Borrower, Blue Owl Capital Holdings LP and Blue Owl Capital Carry LP as Parent Guarantors, the Subsidiary Guarantors party thereto, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and Sumitomo Mitsui Banking Corporation, as Co-Documentation Agents and MUFG Bank, Ltd., as Administrative Agent.

The unpaid principal balance of any Promissory Notes and accrued interest thereon is payable by the Company from time to time at the discretion of the Company but immediately due and payable upon 120 days written notice by Feeder FIC, and in any event due and payable in full no later than February 28, 2023. The Company intends to use the borrowed funds to leverage its current investment portfolio and to make investments in portfolio companies consistent with its investment strategies.

Note 5. Commitments and Contingencies

Organizational and Offering Costs

The Adviser and its affiliates have incurred organization and offering costs on behalf of the Company in the amount of $1.8 million for the period from June 22, 2021 (Inception) to December 31, 2021. Under the Investment Advisory Agreement, there will be no liability on the Company`s part for the offering or organization costs funded by the Adviser or its affiliates until the Investment Advisory Agreement is effective and the Company has satisfied the minimum offering requirement. At such time, the Adviser will be entitled to receive up to 1.5% of gross offering proceeds raised in the Company`s continuous public offering until all organization and offering costs funded by the Adviser or its affiliates have been recovered. As the minimum offering requirement has not been satisfied as of the date of issuance of the financial statements, no such costs have been recorded by the Company.

Expense Deferral Agreement

The Adviser has agreed to incur and pay certain expenses pursuant to the Expense Deferral Agreement prior to the Company receiving and accepting, in cash, $1.75 billion in aggregate subscriptions from the sale of its shares of common stock in the offering (the "First Subscription Condition"). The Company will be obligated to reimburse one-third of the aggregate amount of expenses paid by the Adviser upon meeting the First Subscription Condition. See Note 3 "Agreements and Related Party Transactions."

The total directors' fees, other general and administrative expenses, and professional fees incurred by the Adviser on behalf of the Company for the period from June 22, 2021 (inception) to December 31, 2021, were $0.3 million.

Warehouse Transaction

On November 23, 2021, the Company entered into a warehouse agreement with Cliffwater Corporate Lending Fund ("Cliffwater") to warehouse $200.0 million of loans. The warehouse agreement creates a forward obligation for Cliffwater to sell and a forward obligation for the Company to purchase certain investments owned and held by Cliffwater at the Company's request. The Company has no obligation to purchase the investments under the warehouse agreement until the Company receives aggregate subscriptions for the Company's shares of least $450.0 million.

As of December 31, 2021, there were 8 loans that Cliffwater purchased having an aggregate funded balance of $72.9 million.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2021, management was not aware of any pending or threatened litigation.

Note 6. Net Assets

Authorized Capital and Share Class Description

In connection with its formation, the Company has the authority to issue the following shares:

Classification	Number of Shares	Par Value
Class S Shares	1,000,000,000	$0.01
Class D Shares	1,000,000,000	$0.01
Class I Shares	1,000,000,000	$0.01
Total	3,000,000,000

Owl Rock Technology Income Corp.

Notes to Consolidated Financial Statements - Continued

The Company`s Class S shares are not subject to upfront selling commissions; however, if Class S shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charge to 3.5% of the net offering price per share for each Class S share. The Company`s Class S shares are subject to annual ongoing services fees of 0.85% of the current net asset value of such shares, as determined in accordance with FINRA rules.

The Company`s Class D shares are not subject to upfront selling commissions; however, if Class D shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charge to 1.5% of the net offering price per share of each Class D share. The Company`s Class D shares are subject to annual ongoing services fees of 0.25% of the current net asset value of such shares, as determined in accordance with FINRA rules.

The Company`s Class I shares are not subject to upfront selling commissions or annual ongoing service fees.

Common Stock Activity

On September 30, 2021, the Company issued 100 Class I common shares for $1,000 to ORTA. On December 30, 2021, the Company issued 15,000 Class I common shares for $150,000 to Feeder FIC ORTIC.

The following table summarizes transactions with respect to shares of the Company’s common stock for the period ended December 31, 2021:

	Period From June 22, 2021 (inception) to December 31, 2021(1)
	Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	—	$—	15,100	$151,000	15,100	$151,000
Total shares/net proceeds	—	$—	—	$—	15,100	$151,000	15,100	$151,000

________________

(1)
As of December 31, 2021, the Company has not commenced operations.

In accordance with the Company’s share pricing policy, the Company will modify its public offering prices to the extent necessary to comply with the requirements of the 1940 Act, including the requirement that it not sell shares at a net offering price below the net asset value per share unless the Company obtains the requisite approval from its shareholders.

Distributions

The Board intends to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.

As the Company has not commenced operations, no distributions have been declared as of the date of these financial statements.

The Company has adopted a distribution reinvestment plan pursuant to which shareholders (except for residents of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Vermont and Washington investors and clients of participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash.

Share Repurchases

The Board has complete discretion to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of our Board, the Company may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares.

Beginning no later than the first full calendar quarter after the date that we sell shares to a person or entity other than our Adviser, our directors, officers and/or other affiliated persons and entities, and at the discretion of our board of directors, we intend to commence periodic repurchase offers pursuant a share repurchase program.

We intend to limit the number of shares to be repurchased in each quarter to no more than 5.00% of our outstanding shares of common stock.

Owl Rock Technology Income Corp.

Notes to Consolidated Financial Statements - Continued

Note 7. Income Taxes

Taxable income generally differs from increase in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annual thereafter, as a RIC under Subchapter M of the Code. As a RIC, the Company generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that the Company distributes to its shareholders from its tax earnings and profits. To obtain and maintain its RIC tax treatment, it must, among other things, meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.

There were no material uncertain income tax provisions as of December 31, 2021.

Note 8. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of these financial statements. There have been no subsequent events to disclose except for the following:

Director Resignation

On January 24, 2022, Brian Finn notified the Company of his intention to resign as a director of the Company, effective February 23, 2022. Mr. Finn has served on the Company’s Board since inception and served as a member of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of the Board. Mr. Finn’s decision to resign was based on a desire to pursue other opportunities and not the result of any disagreement relating to the Company’s operations, policies or practices. On February 23, 2022, the Board accepted Mr. Finn's resignation and voted to reduce the size of the Board from eight to seven directors.

Warehouse Facility with Macquarie

On March 21, 2022, the Board approved that the Company may enter into multiple Purchase Agreements with Macquarie US Trading LLC and certain of its affiliates.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K.

(b)
Management's Report on Internal Control Over Financial Reporting

This annual report does not include a report of management`s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission.

(c)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors

Our Board consists of seven members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2022 annual meeting of shareholders; the terms of our Class II directors will expire at the 2023 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2024 annual meeting of shareholders.

Messrs. D'Alelio, Packer, and Kirshenbaum serve as Class I directors (with terms expiring in 2022). Messrs. Kaye, and Woolridge serve as Class II directors (with terms expiring in 2023). Messrs. Weiler, and Temple serve as Class III directors (with terms expiring in 2024).

On January 24, 2022, Mr. Finn notified the Company of his intention to resign as director, effective February 23, 2022. On February 23, 2022, the Board accepted Mr. Finn's resignation and voted to reduce the size of the Board from eight to seven directors. Mr. Finn served as a Class II director.

Biographical Information

Brief biographies of the members of the Board are set forth below. Also included below following each biography is a brief discussion of the specific experience, qualifications, attributes or skills that led our Board to conclude that the applicable director should serve on our Board at this time. In addition, set forth further below is a biography of each of our executive officers who is not a director.

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Edward D'Alelio, 69	Chairman of the Board, Director	Retired	Class I Director since 2021; Term expires in 2022	7

Owl Rock Capital Corporation (“ORCC”)
Owl Rock Capital Corporation II (“ORCC II”)
Owl Rock Capital Corporation III (“ORCC III”)
Owl Rock Core Income Corp. ("ORCIC")
Owl Rock Technology Finance Corp. ("ORTF")
Owl Rock Technology Finance Corp. II ("ORTF II")
Blackstone/GSO Long Short Credit Fund
Blackstone/GSO Sen. Flt Rate Fund

Eric Kaye, 58	Director	Founder of Kayezen, LLC	Class II Director since 2021; Term expires in 2023	7	ORCC ORCC II ORCC III ORCIC ORTF ORTF II
Christopher M. Temple, 54	Director	President of DelTex Capital LLC	Class III Director since 2021; Term expires in 2024	7	ORCC ORCC II ORCC III ORCIC ORTF ORTF II Plains All American Pipeline Company

Melissa Weiler, 57	Director	Private Investor Managing Director and member of the Management Committee of Crescent Capital Group (through 2020)	Class III Director since 2021; Term expires in 2024	7	ORCC ORCC II ORCC III ORCIC ORTF ORTF II
Victor Woolridge, 65	Director	Managing Director of Barings Real Estates Advisers, LLC	Class II Director since 2021; term expires in 2023	7	ORCC ORCC II ORCC III ORCIC ORTF ORTF II
Interested Directors(4)
Craig W. Packer, 55	Chief Executive Officer, President and Director	Co-Founder of Owl Rock Capital Partners Co-Founder and Senior Managing Director of Blue Owl Co-Chief Investment Officer of each of the Owl Rock Advisers President and Chief Executive Officer of the Company, ORCC, ORCC II, ORCC III, ORCIC, ORTF and ORTF II (the "Owl Rock BDCs") Co Head of Leveraged Finance in the Americas, Goldman Sachs	Class I Director since 2022; Term expires in 2022	7	ORCC ORCC II ORCC III ORCIC ORTF ORTF II Blue Owl Capital Inc. ("Blue Owl")

Alan Kirshenbaum, 51	Executive Vice President and Director	Chief Financial Officer of Blue Owl Executive Vice President of the Owl Rock BDCs Chief Financial Officer of Sixth Street Specialty Lending, Inc. (formerly, TPG Specialty Lending, Inc.)	Class I Director since 2022; Term expires in 2022	7	ORTF ORTF II Blue Owl

________________

(1)
The address for each director is c/o Owl Rock Technology Income Corp., 399 Park Avenue, 38th Floor, New York, New York 10022.
(2)
Directors serve for three‑year terms until the next annual meeting of shareholders and until their successors are duly elected and qualified.
(3)
The term “Fund Complex” refers to the Owl Rock BDCs. Directors and officers who oversee the funds in the Fund Complex are noted.
(4)
“Interested persons" of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the "1940 Act"). Messrs. Packer and Kirshenbaum are "interested persons" because of their affiliation with the Adviser.

Independent Directors

Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston — School of Management. He is also chair of the investment committee of the U Mass Foundation. He serves on the Advisory Committees of Ceres Farms. Since September 2009, Mr. D’Alelio has served as director of Vermont Farmstead Cheese. Since January 2008 he has served on the board of Blackstone/GSO Long Short Credit Fund & Blackstone/GSO Sen. Flt Rate Fund. Since March 2016 and November 2016, he has served on the boards of directors of ORCC and ORCC II, respectively, since August 2018 he has served on the board of directors of ORTF, since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively and since August 2021 and November 2021 he has served on the boards of directors of the Company and ORTF II, respectively. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care, Trump Entertainment Resorts and UMass Memorial Hospital. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.

We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the board of directors.

Mr. Kaye is the founder of Kayezen, LLC, a physical therapy and fitness equipment design company. Prior to founding Kayezen, LLC, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle market companies. Prior to joining UBS, Mr. Kaye has served as Global Co-Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of Owl Rock Capital Corporation and Owl Rock Capital Corporation II, respectively, since August 2018 he has served on the board of directors of Owl Rock Technology Finance Corp., since February 2020 and September 2020 he has served on the boards of directors of Owl Rock Capital Corporation III and Owl Rock Core Income Corp., respectively and since August 2021 and November2021 he has served on the boards of directors of the Company and Owl Rock Technology Finance Corp. II, respectively. Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.

We believe Mr. Kaye’s management positions and experiences in the middle market provide the Board with valuable insight.

Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Mr. Temple has served as an Operating Executive/Senior Advisor for Tailwind Capital, LLC, a New York based middle market private equity firm since June 2011. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008.

Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple has served on the board of directors of the Plains GP Holdings, L.P., the general partner of Plains All American Pipeline Company since November 2016 and has served as a member of the Plains GP Holdings, L.P. compensation committee since November 2020 and as a director of Plains All American Pipeline, L.P.’s (“PAA”) general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, as part of his role with Tailwind, Mr. Temple has served on private boards including Brawler Industries, and National HME and currently serves on the boards of Loenbro, Inc. and HMT,LLC. Since March 2016 and November 2016 he has served on the boards of directors of ORCCC and ORCC II, respectively, since August 2018 he has served on the board of directors of ORTF since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively and since August 2021 and November 2021 he has served on the boards of directors of the Company and ORTF II, respectively. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.

We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the Board.

Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. She is a member of the Cedars-Sinai Board of Governors and is actively involved in 100 Women in Finance. Ms. Weiler has served on the board of directors of Jefferies Financial Group Inc. since July 2021. Ms. Weiler joined the boards directors of ORCC, ORCC II, ORCC III, ORTF and ORCIC in February 2021 and the boards of directors of the Company and ORTF II in August 2021 and November 2021, respectively. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania.

We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board.

Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC (“Barings”), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge most recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds and Derivatives at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets – Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) (“Cornerstone”) from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC (“Babson”) from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board’s Committee on Administration and Finance. Since 2019, Mr. Woolridge has served as Chairman of UMass Building Authority. Mr. Woolridge has also served on the UMass Foundation’s investment committee since 2021. Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board’s compensation, finance, governance and strategy committees. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member. Mr. Woolridge concurrently joined the boards of the Company, Owl Rock Capital Corporation, Owl Rock Capital Corporation II, Owl Rock Capital Corporation III, Owl Rock Technology Finance Corp. and Owl Rock Technology Finance Corp. II in November 2021.

We believe Mr. Woolridge’s numerous management positions and broad experiences in the asset management and financial services sectors provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.

Interested Directors

Mr. Packer is the President and Chief Executive Officer of the Owl Rock BDCs, the Co-Chief Investment Officer of each of the Owl Rock Advisers, is a member of the Investment Committee of each of the Owl Rock Advisers, and was a Co-Founder of Owl Rock Capital Partners. Mr. Packer is also a Co-Founder and Senior Managing Director of Blue Owl, a member of Blue Owl’s Executive Committee and a member of Blue Owl’s board of directors. In addition, Mr. Packer has served on the boards of directors of ORCC and ORCC II since March 2016 and November 2016, respectively, on the board of directors of ORTF since August 2018, on the boards of directors of ORCC III and ORCIC since February 2020 and September 2020, respectively and since August 2021 and November 2021 he has served on the boards of directors of the Company and ORTF II, respectively. Prior to co-founding Owl Rock, Mr. Packer was Co-Head of Leveraged Finance in the Americas at Goldman, Sachs & Co., where he served on the Firm-wide Capital Committee, Investment Banking Division (“IBD”) Operating Committee, IBD Client and Business Standards Committee and the IBD Risk Committee. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs, Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette Mr. Packer serves as Treasurer and member of the Board of Trustees of Greenwich Academy, and Co-Chair of the Honorary Board of Kids in Crisis, a non-profit organization that serves children in Connecticut, and on the Advisory Board for the McIntire School of Commerce, University of Virginia. Mr. Packer earned a B.S. from the University of Virginia and an M.B.A. from Harvard Business School.

We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry-specific knowledge and expertise on these and other matters, and his history with us and the Adviser, provide an important skillset and knowledge base to the Board.

Mr. Kirshenbaum is Executive Vice President of the Owl Rock BDCs, the Chief Financial Officer of Blue Owl and also serves as the Chief Operating Officer and Chief Financial Officer of the Owl Rock Advisers. Mr. Kirshenbaum has served on the board of directors of the Company and ORTF II since June 2021 and October 2021, respectively. Previously, Mr. Kirshenbaum served as Chief Operating Officer and Chief Financial Officer of the Company and ORTF, and as Chief Operating Officer of ORCC II, ORCC III and ORCIC. In addition, Mr. Kirshenbaum served on the boards of directors of ORCC and ORCC II from 2015-2021, ORTF from 2018-2021, and ORCC III and ORCIC from 2020-2021. Prior to Owl Rock, Mr. Kirshenbaum was Chief Financial Officer of Sixth Street Specialty Lending (fka TPG Specialty Lending, Inc.), a BDC traded on the NYSE (TSLX). Mr. Kirshenbaum was responsible for building and overseeing TSLX’s finance, treasury, accounting and operations functions from August 2011 through October 2015, including during its initial public offering in March 2014. From 2011 to 2013, Mr. Kirshenbaum also was Chief Financial Officer of TPG Special Situations Partners. From 2007 to 2011, Mr. Kirshenbaum was the Chief Financial Officer of Natsource, a private investment firm and, prior to that, Managing Director, Chief Operating Officer and Chief Financial Officer of MainStay Investments. Mr. Kirshenbaum joined Bear Stearns Asset Management (“BSAM”) in 1999 and was BSAM’s Chief Financial Officer from 2003 to 2006. Before joining BSAM, Mr. Kirshenbaum worked in public accounting at KPMG and J.H. Cohn. Mr. Kirshenbaum is actively involved in a variety of non-profit organizations including the Boy Scouts of America and as trustee for the Jewish Federation of Greater MetroWest NJ. Mr. Kirshenbaum also is a member of the Rutgers University Dean’s Cabinet. Mr. Kirshenbaum received a B.S. from Rutgers University and an M.B.A. from New York University Stern School of Business.

We believe Mr. Kirshenbaum’s finance and operations experience, including serving as chief financial officer for a publicly traded business development company and prior experience going through the initial public offering process, as well as a history with us and the Adviser, provide an important skillset and knowledge base to the Board.

Meetings and Attendance

The Board met twice during 2021 and acted on various occasions by written consent. All directors then in office attended all meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2021.

Board Leadership Structure and Role in Risk Oversight

Overall responsibility for our oversight rests with the Board. We have entered into the Investment Advisory Agreement pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and our other service providers in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and our charter. The Board is currently composed of seven members, five of whom are directors who are not "interested persons" of the Company or the Adviser as defined in the 1940 Act. The Board meets in person at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established a Nominating and Corporate Governance Committee and an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities. The Board has appointed Edward D’Alelio, an independent director, to serve in the role of Chairman of the Board. The Chairman’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other directors generally between meetings. The Chairman serves as a key point person for dealings between management and the directors. The Chairman also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that the Board’s leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of directors and the full Board in a manner that enhances effective oversight.

We are subject to a number of risks, including investment, compliance, operational and valuation risks, among others. Risk oversight forms part of the Board’s general oversight of the Company and is addressed as part of various Board and committee activities. Day‑to‑day risk management functions are subsumed within the responsibilities of the Adviser and other service providers (depending on the nature of the risk), which carry out our investment management and business affairs. The Adviser and other service providers employ a variety of processes, procedures and controls to identify various events or circumstances that give rise to risks, to lessen the probability of their occurrence and to mitigate the effects of such events or circumstances if they do occur. Each of the Adviser and other service providers has their own independent interest in risk management, and their policies and methods of risk management will depend on their functions and business models. The Board recognizes that it is not possible to identify all of the risks that may affect the Company or to develop processes and controls to eliminate or mitigate their occurrence or effects. As part of its regular oversight of the Company, the Board interacts with and reviews reports from, among others, the Adviser, our chief compliance officer, our independent registered public accounting firm and counsel, as appropriate, regarding risks faced by the Company and applicable risk controls. The Board may, at any time and in its discretion, change the manner in which it conducts risk oversight.

Communications with Directors

Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual directors or any group or committee of directors, correspondence should be addressed to the Board or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent to Owl Rock Technology Income Corp., 399 Park Avenue, 38th Floor, New York, New York 10022, Attention: Secretary.

Committees of the Board

The Board has an Audit Committee and a Nominating and Corporate Governance Committee and may form additional committees in the future. A brief description of each committee is included in this Form 10-K.

As of the date of this Form 10-K, the members of each of the Board’s committees are as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee
Edward D'Alelio	Edward D'Alelio
Eric Kaye	Eric Kaye
Christopher M. Temple	Christopher M. Temple
Melissa Weiler	Melissa Weiler
Victor Woolridge	Victor Woolridge

Audit Committee Governance, Responsibilities and Meetings

In accordance with its written charter adopted by the Board, the Audit Committee:

(a)
assists the Board’s oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm;
(b)
prepares an Audit Committee report, if required by the SEC, to be included in our annual proxy statement;
(c)
oversees the scope of the annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls;
(d)
determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation thereof;
(e)
pre‑approves all audit and non‑audit services provided to us and certain other persons by such independent registered public accounting firm; and
(f)
acts as a liaison between our independent registered public accounting firm and the Board.

The Audit Committee had three formal meetings in 2021.

Our Board has determined that Christopher M. Temple qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act.

Each member of the Audit Committee simultaneously serves on the audit committees of three or more public companies, and the Board has determined that each member’s simultaneous service on the audit committees of other public companies does not impair such member’s ability to effectively serve on the Audit Committee.

Nominating and Corporate Governance Committee Governance, Responsibilities and Meetings

In accordance with its written charter adopted by the Board, the Nominating and Corporate Governance Committee:

(a)
recommends to the Board persons to be nominated by the Board for election at the Company’s meetings of our shareholders, special or annual, if any, or to fill any vacancy on the Board that may arise between shareholder meetings;
(b)
makes recommendations with regard to the tenure of the directors;
(c)
is responsible for overseeing an annual evaluation of the Board and its committee structure to determine whether the structure is operating effectively; and
(d)
recommends to the Board the compensation to be paid to the independent directors of the Board.

The Nominating and Corporate Governance Committee will consider for nomination to the Board candidates submitted by our shareholders or from other sources it deems appropriate.

The Nominating and Corporate Governance Committee had one formal meeting in 2021.

Director Nominations

Nomination for election as a director may be made by, or at the direction of, the Nominating and Corporate Governance Committee or by shareholders in compliance with the procedures set forth in our bylaws.

Shareholder proposals or director nominations to be presented at the annual meeting of shareholders, other than shareholder proposals submitted pursuant to the SEC's Rule 14a-8, must be submitted in accordance with the advance notice procedures and other requirements set forth in our bylaws. These requirements are separate from the requirements discussed above to have the shareholder nomination or other proposal included in our proxy statement and form of proxy/voting instruction card pursuant to the SEC's rules.

Our bylaws require that the proposal or recommendation for nomination must be delivered to, or mailed and received at, the principal executive offices of the Company not earlier than the 150th day prior to the one year anniversary of the date the Company's proxy statement for the preceding year's annual meeting, or later than the 120th day prior to the first anniversary of the date of the proxy statement for the preceding year's annual meeting. If the date of the annual meeting has changed by more than 30 days from the first anniversary of the date of the preceding year's annual meeting, shareholder proposals or director nominations must be so received not earlier than the 150th day prior to the date of such annual meeting and not later than the 120th day prior to the date of such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made.

In evaluating director nominees, the Nominating and Corporate Governance Committee considers, among others, the following factors:

•
whether the individual possesses high standards of character and integrity, relevant experience, a willingness to ask hard questions and the ability to work well with others;
•
whether the individual is free of conflicts of interest that would violate applicable law or regulation or interfere with the proper performance of the responsibilities of a director;
•
whether the individual is willing and able to devote sufficient time to the affairs of the Company and be diligent in fulfilling the responsibilities of a director and Board Committee member;
•
whether the individual has the capacity and desire to represent the balanced, best interests of the shareholder as a whole and not a special interest group or constituency; and
•
whether the individual possesses the skills, experiences (such as current business experience or other such current involvement in public service, academia or scientific communities), particular areas of expertise, particular backgrounds, and other characteristics that will help ensure the effectiveness of the Board and Board committees.

The Nominating and Corporate Governance Committee's goal is to assemble a board that brings to the Company a variety of perspectives and skills derived from high-quality business and professional experience.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Nominating and Corporate Governance Committee may also consider other factors as they may deem are in the best interests of the Company and its shareholders. The Board also believes it appropriate for certain key members of our management to participate as members of the Board.

The Nominating and Corporate Governance Committee identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Nominating and Corporate Governance Committee decides not to re-nominate a member for re-election, the Nominating and

Corporate Governance Committee identify the desired skills and experience of a new nominee in light of the criteria above. The members of the Board are polled for suggestions as to individuals meeting the aforementioned criteria. Research may also be performed to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third-party search firm, if necessary.

The Board has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Nominating and Corporate Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the Board as a whole. The Board generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending director nominees. The Board believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Board's goal of creating a Board that best serves the needs of the Company and the interests of its shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the year ended December 31, 2021, all Section 16(a) filing requirements applicable to such persons were timely filed.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company.

There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct and Ethics, we will promptly disclose the nature of the amendment or waiver on our website at www.owlrock.com as well as file a Form 8‑K with the Securities and Exchange Commission.

Information about Executive Officers Who Are Not Directors

The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Karen Hager	49	Chief Compliance Officer	2021
Bryan Cole	37	Chief Financial Officer and Chief Operating Officer	2021
Matthew Swatt	33	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller	2021
Shari Withem	39	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller	2021
Alexis Maged	56	Vice President	2021
Neena Reddy	43	Vice President and Secretary	2021
Jonathan Lamm	47	Vice President	2021

The address for each of our executive officers is c/o Owl Rock Technology Income Corp., 399 Park Avenue, 38th Floor, New York, New York 10022.

Ms. Hager is a Managing Director of Blue Owl and also serves as the Chief Compliance Officer of each of the Owl Rock Advisers, and each of the Owl Rock BDC's and Blue Owl, as well as Chief Compliance Officer of other registered investment advisers affiliated with Blue Owl. Prior to joining Owl Rock in March 2018, Ms. Hager was Chief Compliance Officer at Abbott Capital Management. Previous to Abbott, Ms. Hager worked as SVP, Director of Global Compliance and Chief Compliance Officer at The Permal Group, and as Director of Compliance at Dominick & Dominick Advisors LLC. Prior to joining Dominick & Dominick Advisors LLC, Ms. Hager was a Senior Securities Compliance Examiner/Staff Accountant at the US Securities and Exchange Commission. Ms. Hager received a B.S. in Accounting from Brooklyn College of the City University of New York.

Mr. Cole is a Managing Director of Blue Owl and serves as the Chief Operating Officer and Chief Financial Officer of the Company, ORCC II, ORCC III, and ORCIC, and Chief Accounting Officer of ORCC, ORTF and ORTF II. Prior to joining Owl Rock in January 2016, Mr. Cole was Assistant Controller of Business Development Corporation of America, a non-traded BDC, where he was responsible for overseeing the finance, accounting, financial reporting, operations and internal controls functions. Preceding that role, Mr. Cole worked within the Financial Services — Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisers, hedge funds, business development companies and private equity funds. Mr. Cole received a B.S. in Accounting from Fordham University and is a licensed Certified Public Accountant in New York.

Mr. Maged is a Managing Director of in the Owl Rock division of Blue Owl and also serves as the Head of Credit for each of the Owl Rock Advisers and Vice President of each of the Owl Rock BDCs and is a member of the Investment Committee of each of the Owl Rock Advisers. Prior to joining Owl Rock in 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York‑based provider of pet‑themed products and technology, from 2014 to 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co‑Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid‑2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette. Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received a B.A. from Vassar College and an M.B.A. from New York University Stern School of Business.

Ms. Reddy is a Managing Director, the General Counsel and the Secretary of Blue Owl Capital Inc., Chief Legal Officer of all of Blue Owl’s registered investment advisers, including the Owl Rock Advisers and a member of the firm’s Executive Committee and Operating Committee. Ms. Reddy also serves as Vice President and Secretary of each of the Owl Rock BDCs. Prior to joining Owl Rock from June 2010 to April 2019, Ms. Reddy was associate general counsel at Goldman, Sachs & Co LLC, dedicated to Goldman Sachs Asset Management L.P., where she was responsible for GSAM managed direct alternative products, including private credit. Prior to GSAM, Ms. Reddy practiced as a corporate attorney at Boies Schiller & Flexner LLP and at Debevoise & Plimpton LLP. Prior to becoming an attorney, Ms. Reddy was a financial analyst in the private wealth division at Goldman, Sachs & Co. Ms. Reddy received a B.A. in English, magna cum laude, from Georgetown University and a J.D. from New York University School of Law.

Mr. Lamm is a Managing Director of Blue Owl, a Vice President of ORCC II, ORCC III, ORCIC and the Company, and the Chief Operating Officer and Chief Financial Officer of ORCC, ORTF and ORTF II. Prior to joining Owl Rock, a division of Blue Owl, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. ("GSBD"), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD's finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.

Mr. Swatt is a Managing Director of Blue Owl and also serves as the Co-Chief Accounting Officer of ORCC II, ORCC III, ORCIC and the Company, and as the Co-Treasurer and Co-Controller of each of the Owl Rock BDCs. Prior to joining Owl Rock in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services -- Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.

Ms. Withem is a Managing Director of Blue Owl and also serves as the Co-Chief Accounting Officer of ORCC II, ORCC III, ORCIC and the Company, and as the Co-Treasurer and Co-Controller of each of the Owl Rock BDCs. Prior to joining Owl Rock in March 2018, Ms. Withem was Vice President of Sixth Street Specialty Lending, Inc. (formerly TPG Specialty Lending, Inc.), a business development company traded on the NYSE (TSLX), where she was responsible for accounting, financial reporting, treasury and internal controls functions. Preceding that role, Ms. Withem worked for MCG Capital Corporation, a business development company formerly traded on the Nasdaq (MCGC) and Deloitte in the Audit and Assurance Practice. Ms. Withem received a B.S. in Accounting from James Madison University and is licensed as a Certified Public Accountant in Virginia.

Portfolio Managers

The management of the Company's investment portfolio is the responsibility of the Adviser's Investment Committee. The Company considers these individuals to be its portfolio managers. The members of the Investment Committee function as portfolio manager with the most significant responsibility for the day-to-day management of our portfolio. Each member of the Investment Committee is responsible for determining whether to make prospective investments and monitoring the performance of the investment portfolio. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Erik Bissonnette, Pravin Vazirani and Jon ten Oever. The Investment Committee meets regularly to consider the Company's investments, direct its strategic initiatives and supervise the actions taken by the Adviser on its behalf. In addition, the Investment Committee reviews and determines whether to make prospective investments (including parameters or guidelines pursuant to which investments in broadly syndicated loans may be made) and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Investment Committee. Follow-on investments in existing portfolio companies may require the Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Investment Committee. The compensation packages of certain Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.

The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and the Investment Committee. The Investment Team, under the Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures the Company’s investments and monitors the Company’s portfolio companies on an ongoing basis.

None of the Adviser’s investment professionals receive any direct compensation from the Company in connection with the management of the Company’s portfolio. Certain members of the Investment Committee, through their financial interests in our Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.

The members of the Investment Team perform a similar role for ORTF and ORTF II and certain members of the Investment Team also perform a similar role for ORCC, ORCC II, ORCC III, ORCIC, from which the Adviser and its affiliates may receive incentive fees. See "ITEM 1. BUSINESS – Affiliated Transactions" for a description of the Owl Rock Advisers' allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See "ITEM 1A. RISK FACTORS —We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interests" for a discussion of potential conflicts of interests.

The members of the Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Erik Bissonnette, Pravin Vazirani and Jon ten Oever. Information regarding the Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965
Erik Bissonnette	1979
Pravin Vazirani	1973
Jon ten Oever	1972

In addition to managing our investments, as of December 31, 2021, our portfolio managers also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Owl Rock Technology Finance Corp.	Business development company	U.S. middle-market technology lending	$6,291.7
Owl Rock Technology Finance Corp. II	Business development company	U.S. middle-market technology lending	$45.0

In addition to managing our investments, as of December 31, 2021, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, and Alexis Maged also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Owl Rock Capital Corporation	Business development company	U.S. middle-market lending	$13,298.2
Owl Rock Capital Corporation II	Business development company	U.S. middle-market lending	$2,501.1
Owl Rock Capital Corporation III	Business development company	U.S. middle-market lending	$2,944.4
Owl Rock Core Income Corp.	Business development company	U.S. middle-market lending	$3,163.7

As of December 31, 2021, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, and Alexis Maged also managed private funds (the "Owl Rock Private Funds" and together with the Owl Rock BDCs, the "Owl Rock Clients") with a total of approximately $4.6 billion in gross assets.

The management and incentive fees payable by the Owl Rock Clients are based on the gross assets and performance of each Owl Rock Client.

Biographical information regarding the members of the Investment Committee who are not directors or executive officers of the Company is as follows:

Douglas I. Ostrover

Mr. Ostrover serves as Chief Executive Officer and Co-Chief Investment Officer of each of the owl Rock Advisers, is a member of the Investment Committee of each of the Owl Rock BDCs and is a member of the Investment Committee of each of the Owl Rock BDCs and was a Co-Founder of Owl Rock Capital Partners LP. Mr. Ostrover is also a Co-Founder and Chief Executive Officer of Blue Owl, a member of Blue Owl's Executive Committee and a member of Blue Owl's board of directors. Mr. Ostrover served on the boards of directors of ORCC and ORCC II from 2016-2021, on the board of directors of the Company from 2018-2021, and on the boards of directors of ORCC III and ORCIC from 2020-2021. Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone's alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co-Head of CSFB's Leverage Finance Group, during which time he was responsible for all of CSFB's origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover was a member of CSFB's Management Council and the Fixed Income Operating Committee. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette ("DLJ"), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ's high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation and the Mount Sinai Health Systems. Mr. Ostrover is also a board member of the Brunswick School. Mr. Ostrover received a B.A. in Economics from University of Pennsylvania and an M.B.A. from New York Stern School of Business.

Marc S. Lipschultz

Mr. Lipschultz serves as the Co-Chief Investment Officer of each of the Owl Rock Advisers, is a member of the Adviser's investment Committee and was a Co-Founder of Owl Rock Capital Partners. Mr. Lipschultz is also a Co-Founder and Co-President of Blue Owl, a member of Blue Owl's Executive Committee and a member of Blue Owl's board of directors. Prior to founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR, and he served on the firm's Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, infrastructure and direct-asset investing. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. He received an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University and an M.B.A. with high distinction, Baker Scholar, from Harvard Business School. Mr. Lipschultz serves on the board of the Hess Corporation, and is actively involved in a variety of non-profit organizations, serving as a trustee or board member of the 92nd Street Y, American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School and the Stanford University Board of Trustees.

Erik Bissonnette

Mr. Bissonnette is a Managing Director in the Owl Rock division of Blue Owl and is a member of our Adviser’s Investment Committee. Prior to joining Owl Rock in 2018, Mr. Bissonnette was a Managing Director and Head of Technology Leveraged Finance at Capital Source from 2009 to 2017. Preceding Capital Source, Mr. Bissonnette was an Associate at ABS Capital Partners from 2007 to 2009. Prior to that, Mr. Bissonnette was an Associate at Wachovia Securities for four years, and Analyst at Banc of America Securities from 2001 to 2003. Mr. Bissonnette received a B.A. in Economics with a double major in English from Wake Forest University.

Pravin Vazirani

Mr. Vazirani is a Managing Director in the Owl Rock division of Blue Owl and is a member of the Adviser’s Investment Committee. Prior to joining Owl Rock in 2018, Mr. Vazirani was a partner with Menlo Ventures. While at Menlo Ventures Mr. Vazirani focused on investments in the SaaS, cloud and e-commerce sectors. Mr. Vazirani’s prior investments include Carbonite (IPO: CARB); Centrality Communications (acquired by SiR F Holdings); EdgeCast Networks (acquired by Verizon); Credant Technologies (acquired by Dell); Like.com (acquired by Google); and newScale (acquired by Cisco Systems). Mr. Vazirani started his career as an engineer working at the Jet Propulsion Laboratory. Later, Mr. Vazirani worked for Pacific Communication Sciences and ADC Telecommunications as a product manager. Mr. Vazirani holds BS and MS degrees in electrical engineering from MIT, and an MBA from the Harvard University Graduate School of Business.

Jon ten Oever

Mr. ten Oever is a Managing Director in the Owl Rock division of Blue Owl, serves as the Head of Technology Credit for each of the Owl Rock Advisers and, effective September 1, 2021, serves as a member of the Investment Committee of the Adviser. Prior to joining Owl Rock in 2019, Mr. ten Oever was a Managing Director at Goldman Sachs & Co. from 2008 until 2019. At Goldman Sachs & Co., Mr. ten Oever held several positions in the Americas Financing Group’s Leveraged Finance Group, including leadership of the TMT and Healthcare verticals. Prior to working at Goldman Sachs, Mr. ten Oever was a Vice President at Credit Suisse Securities (USA) LLC, in the Media & Telecom Group from 2000 until 2008 and an attorney at Sullivan & Cromwell LLP from 1997 until 2000. Mr. ten Oever received a B.A. from Huron College at the University of Western Ontario in 1994 and a J.D. from the Yale Law School in 1997.

The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Investment Committee as of March 18, 2022 stated as one of the following dollar ranges: None; $1 – $10,000; $10,001 – $50,000; $50,001 – $100,000; or Over $100,000. For purposes of this prospectus, the term “Fund Complex” is defined to include the Owl Rock BDCs.

Name	Dollar Range of Equity Securities in Owl Rock Technology Income Corp.(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Douglas I. Ostrover	—	over $100,000
Marc S. Lipschultz	—	over $100,000
Craig W. Packer	over $100,000	over $100,000
Alexis Maged	—	over $100,000
Erik Bissonnette	—	over $100,000
Pravin Vazirani	—	over $100,000
Jon ten Oever	—	over $100,000

________________

(1)
Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the Exchange Act.
(2)
The dollar range of equity securities of the Company beneficially owned by members of the Investment Committee, if applicable, is calculated by multiplying the initial offering price of $10.00 per share times the number of shares beneficially owned.
(3)
The dollar range of equity securities in the Fund Complex beneficially owned by members of the Investment Committee of the Company, if applicable, is the sum of (1) the closing price per share of Owl Rock Capital Corporation’s common stock of $14.49 as of March 18, 2022 multiplied by the number of shares of Owl Rock Capital Corporation’s common stock beneficially owned by the Investment Committee Member, (2) the net asset value per share of Owl Rock Capital Corporation II’s common stock as of December 31, 2021, multiplied by the number of shares of Owl Rock Capital Corporation II’s common stock beneficially owned by the Investment Committee Member, (3) the net asset value per share of Owl Rock Capital Corporation III’s common stock as of December 31, 2021, multiplied by the number of shares of Owl Rock Capital Corporation III’s common stock beneficially owned by the Investment Committee Member, (4) the current net offering price per share of Owl Rock Core Income Corp.’s common stock beneficially owned by the Investment Committee Member, (5) the net asset value per share of Owl Rock Technology Finance Corp.’s common stock as of December 31, 2021, multiplied by the number of shares of Owl Rock Technology Finance Corp.’s common beneficially owned by the Investment Committee Member, (6) the net asset value per share of Owl Rock Technology Finance Corp. II’s common stock as of December 31, 2022, multiplied by the number of shares of Owl Rock Technology Finance Corp.’s common stock II beneficially owned by the Investment Committee Member, and (g) the total dollar range of equity securities in the Company beneficially owned by the Investment Committee member.

Item 11. Executive Compensation.

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement, as applicable. Our day‑to‑day investment and administrative operations are managed by the Adviser. Most of the services necessary for the origination and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates.

None of our executive officers will receive direct compensation from us. We will reimburse the Adviser the allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). The members of the Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.

Director Compensation

No compensation is expected to be paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in‑person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. These directors were Edward D’Alelio, Christopher M. Temple, Eric Kaye, Melissa Weiler, Brian Finn and Victor Woolridge. We pay each independent director the following amounts for serving as a director:

			Annual Committee Chair Cash Retainer
Net Asset Value	Annual Cash Retainer	Board Meeting Fee	Chair of the Board	Audit	Nominating and Corporate Governance	Committee Meeting Fee
$0 to $100 million	$30,000	$1,000	$7,500	$5,000	$5,000	$1,000
$100 million to $250 million	$50,000	$1,000	$7,500	$5,000	$5,000	$1,000
$250 million to $500 million	$75,000	$1,500	$25,000	$20,000	$20,000	$1,500
$500 million to $750 million	$100,000	$2,500	$25,000	$20,000	$20,000	$2,500
> $750 million	$150,000	$2,500	$25,000	$20,000	$20,000	$2,500

We also reimburse each of the directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out‑of‑pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2021:

Name of Director	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$21,065	$21,065	$1,160,342
Brian Finn	$17,228	$17,228	$1,028,277
Eric Kaye	$19,266	$19,266	$1,072,720
Christopher M. Temple	$19,266	$19,266	$1,112,720
Melissa Weiler	$17,821	$17,821	$1,004,277
Victor Woolridge	$7,500	$7,500	$219,049

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of March 18, 2022 the beneficial ownership as indicated in the Company’s books and records of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.

The percentage ownership is based on 15,100 shares of our common stock outstanding as of March 18, 2022. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Name and Address	Number of Shares Owned	Percentage of Class Outstanding as of March 18, 2022
5% Owners
Owl Rock Feeder FIC ORTIC LLC(1)	15,000	100%
Interested Directors(2)
Craig W. Packer(3)	15,100	100%
Alan Kirshenbaum(3)	15,100	100%
Independent Directors(2)
Edward D'Alelio	None	—
Eric Kaye	None	—
Christopher M. Temple	None	—
Melissa Weiler	None	—
Victor Woolridge	None	—
Executive Officers(2)
Karen Hager	None	—
Bryan Cole	None	—
Alexis Maged	None	—
Neena Reddy	None	—
Matthew Swatt	None	—
Shari Withem	None	—
All officers and directors as a group (13 persons)	15,100	100%

Shares Outstanding as of Filing Date	15,100

________________

(1)
Owl Rock Feeder FIC ORTIC LLC (“Feeder FIC ORTIC”) is a Delaware limited liability company. Owl Rock Feeder FIC LLC (“Feeder FIC Parent”) is the sole member of Feeder FIC ORTIC and has the power to vote (or direct the vote) of shares held by Feeder FIC ORTIC. Messrs. Ostrover, Packer, Lipschultz and Kirshenbaum serve as Chief Executive Officer, Chief Investment Officer, President and Chief Operations Officer/Chief Financial Officer, respectively of Feeder FIC Parent.
(2)
The address for all of the Company’s officers and directors is c/o Owl Rock Technology Advisors II LLC, 399 Park Avenue, 38th Floor, New York, NY 10022.
(3)
Reflects 100 shares held by ORTA, an affiliate of the Adviser and 15,000 shares held by Feeder FIC ORTIC. The Interested Directors disclaim beneficial ownership of these securities except to the extent of their pecuniary interests therein.

Dollar Range of Equity Securities Beneficially Owned by Directors

The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of March 18, 2022 stated as one of the following dollar ranges: None; $1‑$10,000; $10,001‑ $50,000; $50,001‑$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, Owl Rock Capital Corporation, Owl Rock Capital Corporation II, Owl Rock Capital Corporation III, Owl Rock Technology Finance Corp., and Owl Rock Technology Finance Corp. II.

Name of Director	Dollar Range of Equity Securities in Owl Rock Technology Income Corp.(1)(2)(3)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)(4)
Interested Directors
Craig W. Packer	over $100,000 (5)	over $100,000
Alan Kirshenbaum	over $100,000 (5)	over $100,000
Independent Directors
Edward D'Alelio	None	over $100,000
Eric Kaye	None	over $100,000
Christopher M. Temple	None	over $100,000
Melissa Weiler	None	over $100,000
Victor Woolridge	None	None

________________

(1)
Beneficial ownership has been determined in accordance with Rule 16a‑1(a)(2) of the Exchange Act.
(2)
The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying initial offering price of $10.00 per share times the number of shares beneficially owned.
(3)
The dollar range of equity securities beneficially owned are: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or over $100,000.
(4)
The dollar range of equity securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (1) the closing price per share of Owl Rock Capital Corporation’s common stock of $14.49 as of March 18, 2022 multiplied by the number of shares of Owl Rock Capital Corporation’s common stock beneficially owned by the director, (2) the net asset value per share of Owl Rock Capital Corporation II’s common stock as of December 31, 2021, multiplied by the number of shares of Owl Rock Capital Corporation II’s common stock beneficially owned by the director, (3) the net asset value per share of Owl Rock Capital Corporation III’s common stock as of December 31, 2021, multiplied by the number of shares of Owl Rock Capital Corporation III’s common stock beneficially owned by the director, (4) the current net offering price per share of Owl Rock Core Income Corp.’s common stock beneficially owned by director, (5) the net asset value per share of Owl Rock Technology Finance Corp.’s common stock as of December 31, 2021, multiplied by the number of shares of Owl Rock Technology Finance Corp.’s common beneficially owned by the director, (6) the net asset value per share of Owl Rock Technology Finance Corp. II’s common stock as of December 31, 2022, multiplied by the number of shares of Owl Rock Technology Finance Corp.’s common stock II beneficially owned by the director, and (g) the total dollar range of equity securities in the Company beneficially owned by the director.
(5)
Reflects 100 shares held by ORTA, an affiliate of the Adviser and 15,000 shares held by Feeder FIC ORTIC. The Interested Directors disclaim beneficial ownership of these securities except to the extent of their pecuniary interests therein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

We have entered into both the Investment Advisory Agreement and the Administration Agreement with the Adviser. Pursuant to the Investment Advisory Agreement, we will pay the Adviser a base management fee and an incentive fee. See “ITEM 1. BUSINESS —Investment Advisory Agreement” for a description of how the fees payable to the Adviser will be determined. Pursuant to the Administration Agreement, we will reimburse the Adviser for expenses necessary to perform services related to our administration and operations. In addition, the Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees.

Our executive officers, certain of our directors and certain other finance professionals of Blue Owl also serve as executives of the Owl Rock Advisers and officers and directors of the Company and certain professionals of Blue Owl and the Adviser are officers of Blue Owl Securities LLC (formerly, Owl Rock Capital Securities LLC). In addition, our executive officers and directors and the members of the Adviser and members of its investment committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Owl Rock Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objective similar to our investment objective. At time we may compete with these other entities managed by the other Owl Rock Advisers, including the Owl Rock Clients, for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Owl Rock Clients. This can create a potential conflict when allocating investment opportunities among us and such other Owl Rock Clients. An investment opportunity that is suitable for multiple clients of the Owl Rock Advisers may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, in order for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Owl Rock Advisers have put in place an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act.

Allocation of Investment Opportunities

The Owl Rock Advisers intend to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with its allocation policy, so that no client of the Adviser or its affiliates is disadvantaged in relation to any other client of the Adviser or its affiliates, taking into account such factors as the relative amounts of capital available for new investments, cash on hand, existing commitments and reserves, the investment programs and portfolio positions of the participating investment accounts, the clients for which participation is appropriate, targeted leverage level, targeted asset mix and any other factors deemed appropriate. The Owl Rock Advisers intend to allocate common expenses among us and other clients of the Adviser and its affiliates in a manner that is fair and equitable over time or in such other manner as may be required by applicable law or the Investment Advisory Agreement. Fees and expenses generated in connection with potential portfolio investments that are not consummated will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Owl Rock Advisers and the Investment Advisory Agreement.

The Owl Rock Advisers have put in place an investment allocation policy that seeks to ensure the equitable allocation of investment opportunities and addresses the co-investment restrictions set forth under the 1940 Act. When we engage in co-investments as permitted by the exemptive relief described below, we will do so in a manner consistent with the Owl Rock Advisers’ allocation policy.

In situations where co-investment with other entities managed by the Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, a committee comprised of certain executive officers of the Owl Rock Advisers (including executive officers of the Adviser) along with other officers and employees, will need to decide whether we or such other entity or entities will proceed with the investment. The allocation committee will make these determinations based on the Owl Rock Advisers’ allocation policy, which generally requires that such opportunities be offered to eligible accounts in a manner that will be fair and equitable over time.

The Owl Rock Advisers’ allocation policy is designed to manage the potential conflicts of interest between the Adviser’s fiduciary obligations to us and its or its affiliates’ similar fiduciary obligations to other clients, including the Owl Rock Clients; however, there can be no assurance that the Owl Rock Advisers’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.

The allocation of investment opportunities among us and any of the other investment funds sponsored or accounts managed by the Adviser or its affiliates may not always, and often will not, be proportional. In general, pursuant to the Owl Rock Advisers’ allocation policy, the process for making an allocation determination includes an assessment as to whether a particular investment opportunity (including any follow-on investment in, or disposition from, an existing portfolio company held by us or another investment fund or account) is suitable for us or another investment fund or account including the Owl Rock Clients. In making this assessment, the Owl Rock Advisers may consider a variety of factors, including, without limitation: the investment objectives, guidelines and strategies applicable to the investment fund or account; the nature of the investment, including its risk-return profile and expected holding period; portfolio diversification and concentration concerns; the liquidity needs of the investment fund or account; the ability of the investment fund or account to accommodate structural, timing and other aspects of the investment process; the life cycle of the investment fund or account; legal, tax and regulatory requirements and restrictions, including, as applicable, compliance with the 1940 Act (including requirements and restrictions pertaining to co-investment opportunities discussed below); compliance with existing agreements of the investment fund or account; the available capital of the investment fund or account; diversification requirements for BDCs or RICs; the gross asset value and net asset value of the investment fund or account; the current and targeted leverage levels for the investment fund or account; and portfolio construction considerations. The relevance of each of these criteria will vary from investment opportunity to investment opportunity. In circumstances where the investment objectives of multiple investment funds or accounts regularly overlap, while the specific facts and circumstances of each allocation decision will be determinative, the Owl Rock Advisers may afford prior decisions precedential value.

Pursuant to the Owl Rock Advisers’ allocation policy, if, through the foregoing analysis, it is determined that an investment opportunity is appropriate for multiple investment funds or accounts, the Owl Rock Advisers generally will determine the appropriate size of the opportunity for each such investment fund or account. If an investment opportunity falls within the mandate of two or more investment funds or accounts, and there are no restrictions on such funds or accounts investing with each other, then each investment fund or account will receive the amount of the investment that it is seeking, as determined based on the criteria set forth above.

Certain allocations may be more advantageous to us relative to one or all of the other investment funds, or vice versa. While the Owl Rock Advisers will seek to allocate investment opportunities in a way that it believes in good faith is fair and equitable over time, there can be no assurance that our actual allocation of an investment opportunity, if any, or terms on which the allocation is made, will be as favorable as they would be if the conflicts of interest to which the Adviser may be subject did not exist.

Exemptive Relief

We rely on exemptive relief that has been granted by the SEC to ORCA and certain of its affiliates to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.. The Owl Rock Advisers' investment allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio other Owl Rock BDCs and/or other funds established by the Owl Rock Advisers that could avail themselves of the exemptive relief and that have an investment objective similar to ours.

Review, Approval or Ratification of Transactions with Related Persons

The Audit Committee is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).

License Agreement

We have entered into a license agreement (the “License Agreement”), pursuant to which an affiliate of Blue Owl has granted us a non‑exclusive license to use the name “Owl Rock.” Under the License Agreement, we have a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Owl Rock” name or logo.

Material Non‑Public Information

Our senior management, members of the Adviser’s investment committee and other investment professionals from the Adviser may serve as directors of, or in a similar capacity with, companies in which we invest or in which we are considering making an investment. Through these and other relationships with a company, these individuals may obtain material non‑public information that might restrict our ability to buy or sell the securities of such company under the policies of the company or applicable law.

Director Independence

Pursuant to our certificate of incorporation, a majority of the Board will at all times consist of directors who are not “interested persons” of us, of the Adviser, or of any of our or its respective affiliates, as defined in the 1940 Act. We refer to these directors as our “Independent Directors.”

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that each of Messrs. Kaye, Temple, D'Alelio and Woolridge and Ms. Weiler are independent, has no material relationship with the Company, and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Packer and Kirshenbaum are considered "interested persons" (as defined in the 1940 Act) of the Company since they are employed by the Adviser.

Item 14. Principal Accounting Fees and Services.

KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2022. A representative of KPMG LLP will be available to answer questions during the Annual Meeting and will have an opportunity to make a statement if he or she desires to do so.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2021:

For the Period from June 22 (inception) to December 31, 2021
Audit Fees	$86,500
Audit-Related Fees(1)	—
Tax Fees	—
All Other Fees(2)	—
Total Fees	$86,500

________________

(1)
“Audit‑Related Fees” are those fees billed to the Company by KPMG LLP for services provided by KPMG LLP.
(2)
“All Other Fees” are those fees, if any, billed to the Company by KPMG LLP in connection with permitted non‑audit services.

Pre‑Approval Policies and Procedures

The Audit Committee has established a pre‑approval policy that describes the permitted audit, audit‑related, tax and other services to be provided by KPMG LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre‑approve the audit and non‑audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit‑related, tax and other services that have not received general pre‑approval must be submitted to the Audit Committee for specific pre‑approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre‑approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee does not delegate its responsibilities to pre‑approve services performed by the independent registered public accounting firm to management.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this annual report:

(1)
Financial Statements – Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this annual report on Form 10-K.
(2)
Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements included in this annual report on Form 10-K.
(3)
Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit (a)(1) to the Company’s Registration Statement on Form N-2, filed on October 6, 2021).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit (b) to the Company’s Registration Statement on Form N-2, filed on October 6, 2021).

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Company’s Prospectus, filed on February 18, 2022).

4.2*	Description of Securities

10.1	Investment Advisory Agreement by and between the Company and ORTA (incorporated by reference to Exhibit (g)(1) to the Company’s Registration Statement on Form N-2, filed on October 6, 2021).

10.2

Investment Advisory Agreement by and between the Company and ORTA II (incorporated by reference to Exhibit (g)(2) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2, filed on January 7, 2022).

10.3	Administration Agreement by and between the Company and ORTA (incorporated by reference to Exhibit (k)(1) to the Company’s Registration Statement on Form N-2, filed on October 6, 2021).

10.4

Administration Agreement by and between the Company and ORTA II (incorporated by reference to Exhibit (k)(10) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2, filed on January 7, 2022).

10.6	Form of Custodian Agreement (incorporated by reference to Exhibit (j) to the Company’s Registration Statement on Form N-2, filed on October 6, 2021).

10.7	Dealer Manager Agreement (incorporated by reference to Exhibit (h)(1) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2, filed on January 7, 2022).

10.8	License Agreement (incorporated by reference to Exhibit (k)(2) to the Company’s Registration Statement on Form N-2, filed on October 6, 2021).

10.9	Escrow Agreement (incorporated by reference to Exhibit (k)(3) to the Company’s Registration Statement on Form N-2, filed on February 9, 2022).

10.10	Form of Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to the Company’s Registration Statement on Form N-2, filed on February 9, 2022).

10.11

Form of Expense Support and Conditional Reimbursement Agreement by and among the Registrant and ORTA (incorporated by reference to Exhibit (k)(4) to the Company’s Registration Statement on Form N-2, filed on October 6, 2021).

10.12	Loan Agreement, by and among the Company and Owl Rock Feeder FIC LLC (incorporated by reference to Exhibit (k)(5) to the Company’s Registration Statement on Form N-2, filed on October 6, 2021).

10.13	Waiver Agreement, dated October 1, 2021, between the Company and ORTA (incorporated by reference to Exhibit (k)(6) to the Company’s Registration Statement on Form N-2, filed on October 6, 2021).

10.14

Facility Agreement, dated as of November 23, 2021, by and between Cliffwater Corporate Lending Fund, as Seller, and Owl Rock Technology Income Corp., as Purchaser (incorporated by reference to Exhibit (k)(7) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2, filed on January 7, 2022).

10.15

Termination Agreement by and between the Company and ORTA regarding the Administration Agreement by and between the Company and ORTA (incorporated by reference to Exhibit (k)(8) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2, filed on January 7, 2022).

10.16

Termination Agreement by and between the Company and ORTA regarding the Investment Advisory Agreement by and between the Company and ORTA (incorporated by reference to Exhibit (k)(9) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2, filed on January 7, 2022).

10.17

Waiver Agreement, dated November 30, 2021, between the Company and ORTA II (incorporated by reference to Exhibit (k)(11) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2, filed on January 7, 2022).

10.18

Form of Expense Support and Conditional Reimbursement Agreement by and among the Company and ORTA II (incorporated by reference to Exhibit (k)(12) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2, filed on January 7, 2022).

10.19*	Amendment No. 1 to the Loan Agreement between Owl Rock Technology Income Corp. and Owl Rock Feeder FIC LLC, dated March 23, 2022.

10.20*	Waiver Agreement, dated March 23, 2022, between the Company and ORTA II.

10.21*	Expense Deferral Agreement, dated March 23, 2022, between the Company and ORTA II.

14.1*	Code of Ethics of Owl Rock Technology Income Corp.

21.1*	Subsidiaries

24	Power of Attorney (included on the signature page hereto)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Technology Income Corp.

Date: March 25, 2022	By:	/s/ Bryan Cole
Bryan Cole Chief Financial Officer and Chief Operating Officer

Each person whose signature appears below constitutes and appoints Craig W. Packer and Alan Kirshenbaum, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2021, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 25, 2022.

/s/ Craig W. Packer	Chief Executive Officer and Director
Craig W. Packer

/s/ Alan Kirshenbaum	Executive Vice President and Director
Alan Kirshenbaum

/s/ Edward D’Alelio	Director and Chairman of the Board of Directors
Edward D’Alelio

/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple

/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance Committee
Eric Kaye

/s/ Melissa Weiler	Director
Melissa Weiler

/s/ Victor Woolridge	Director
Victor Woolridge

/s/ Bryan Cole	Chief Operating Officer and Chief Financial Officer
Bryan Cole

/s/ Matthew Swatt	Chief Accounting Officer
Matthew Swatt

/s/ Shari Withem	Chief Accounting Officer
Shari Withem