Form 10-Q
period 2022-03-31
Owl Rock Technology Income Corp.
filed 2022-05-10
CIK 1869453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended March 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 801-113628
OWL ROCK TECHNOLOGY INCOME CORP.
(Exact Name of Registrant as Specified in its Charter)

Maryland	87-1346173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Park Avenue New York, New York	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 419-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
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

As of May 10, 2022, the registrant had 53.4 million shares of Class I common stock, $0.01, par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Owl Rock Technology Income Corp. (the “Company,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
•an economic downturn could also impact availability and pricing of our financing and our ability to access the debt and equity capital markets;
•a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•the impact of the “COVID-19” pandemic, and related changes in base interest rates and significant market volatility on our business, our portfolio companies, our industry and the global economy, including as a result of recent supply chain disruptions;
•interest rate volatility, including the decommissioning of LIBOR, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
•currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
•the impact of interest and inflation rates on our business prospects and the prospects of our portfolio companies;
•our contractual arrangements and relationships with third parties;
•the ability of our portfolio companies to achieve their objectives;
•competition with other entities and our affiliates for investment opportunities;
•the speculative and illiquid nature of our investments;
•the use of borrowed money to finance a portion of our investments as well as any estimates regarding potential use of leverage;
•the adequacy of our financing sources and working capital;
•the loss of key personnel;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of Owl Rock Technology Advisors II LLC (“the Adviser” or “our Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•the ability of the Adviser to attract and retain highly talented professionals;
•our ability to qualify for and maintain our tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);
•the effect of legal, tax and regulatory changes, including the Coronavirus Aid, Relief and Economic Security Act signed into law in December 2020 and the American Rescue Plan Act of 2021, signed into law in March 2021;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

Owl Rock Technology Income Corp.
Consolidated Statements of Assets and Liabilities

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Cash	$85,706	$85,706
Due from affiliate	65,294	65,294
Total Assets	$151,000	$151,000
Commitments and contingencies (Note 5)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 0 shares issued	$—	$—
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 0 shares issued	—	—
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 15,100 shares issued and outstanding	151	151
Additional paid-in-capital	150,849	150,849
Total Net Assets(1)	151,000	151,000
Total Liabilities and Net Assets	$151,000	$151,000
Net Asset Value Per Class I Share	$10.00	$10.00
_______________
(1)Total net assets presented relates to the net assets of Class I common stock as Class I is the only share class outstanding as of March 31, 2022 and December 31, 2021.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Income Corp.
Consolidated Statement of Changes in Net Assets (Unaudited)

For the Three Months Ended March 31, 2022(1)
Capital Share Transactions
Net Increase in Net Assets Resulting from Capital Share Transactions	$—
Total Increase (Decrease) in Net Assets	—
Net Assets, at beginning of period	151,000
Net Assets, at end of period	$151,000

(1)As of March 31, 2022, the Company has not commenced operations and has not made any investments. Subsequent to March 31, 2022, the Company broke escrow and commenced operations. See "Note 8. Subsequent Events."
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Income Corp.
Consolidated Statement of Cash Flows
(Unaudited)

Three Months Ended March 31, 2022(1)
Cash Flows from Operating Activities
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net cash used in operating activities	$—
Cash Flows from Financing Activities
Net cash provided by financing activities	—
Net increase (decrease) in cash	—
Cash, beginning of period	85,706
Cash, end of period	$85,706

(1)As of March 31, 2022, the Company has not commenced operations and has not made any investments. Subsequent to March 31, 2022, the Company broke escrow and commenced operations. See "Note 8. Subsequent Events."
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

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
The Company is an externally managed closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (a “RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).
From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business.
Owl Rock Technology Advisors II LLC (“the Adviser” or “ORTA II”) serves as the Company’s investment adviser. The Adviser is an indirect subsidiary of Blue Owl Capital Inc. (“’Blue Owl”) (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Subject to the overall supervision of the Company`s Board of Directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to the Company. As of April 1, 2022, the Owl Rock division of Blue Owl also includes a CLO business (“Wellfleet”), which was acquired from affiliates of Littlejohn & Co., LLC.
The Company relies on an exemptive order issued to an affiliate of the Adviser that permits it to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. The Company intends to offer on a best efforts, continuous basis up to $5,000,000,000 in any combination of amount of shares of Class S, Class D, and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager” or “Blue Owl Securities”). No upfront selling commission, dealer manager fees, or other similar placement fees will be paid to the Company or Dealer Manager with respect to the Class S and Class D shares, however, if Class S shares or Class D shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charge to 3.5% of the net offering price per share for each Class S share and 1.5% of the net offering price per share of each Class D share. Class I shares are not subject to upfront selling commissions. In addition, the Class S and Class D share classes have different ongoing servicing fees. Class I shares are not subject to ongoing servicing fees. Class S, Class D and Class I shares will be offered at initial purchase prices per shares of $10.00. Thereafter, the purchase price per share for each class of common stock will vary and will not be sold at a price below the Company`s net asset value per share of such class, as determined in accordance with the Company`s share pricing policy, plus applicable upfront selling commissions.
On September 30, 2021, an affiliate of the Adviser (the “Initial Shareholder”), purchased 100 shares of the Company`s Class I common stock at $10.00 per share, which represents the initial public offering price. The Initial Shareholder will not tender these shares for repurchase as long as the Adviser remains the Company's investment adviser. There is no current intention for the Adviser to discontinue its role.
On October 6, 2021, the Company received a subscription agreement, totaling $50.0 million for the purchase of Class I common shares of our common stock from Owl Rock Feeder FIC ORTIC LLC (“Feeder FIC ORTIC”) and Blue Owl Capital Holdings LP (“Blue Owl Holdings”), entities affiliated with the Adviser. The Company called $0.2 million under the subscription agreement as of March 31, 2022.
As of March 31, 2022, the Company was still devoting substantially all of its efforts to establishing the business and its planned principal operations and investing activities had not commenced.
As of March 31, 2022, there were no shares of Class S or Class D common stock outstanding.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements, have been included. The Company was initially capitalized on September 30, 2021. The Company’s fiscal year ends on December 31.
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
The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•With respect to investments for which market quotations are not readily available, the valuation process begins with the independent valuation firm(s) providing a preliminary valuation of each investment to the Adviser’s valuation committee;
•Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee. Agreed upon valuation recommendations are presented to the Audit Committee;
•The Audit Committee reviews the valuation recommendations and recommends values for each investment to the Board; and
•The Board reviews the recommended valuations and determines the fair value of each investment.
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

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
•Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
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
Other Income
From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are normally paid at the closing of the investments, are generally non-

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
recurring, and are recognized as revenue when earned upon closing of the investment. The services that the Adviser provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to the Company's portfolio companies.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax provisions through December 31, 2021.
Income and Expense Allocations
Income and realized and unrealized capital gains and losses are allocated to each class of shares of the Company on the basis of the aggregate net asset value of that class in relation to the aggregate net asset value of the Company.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
Note 3. Agreements and Related Party Transactions
Administration Agreement
The Company has entered into an Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. On May 3, 2022, the Board approved the continuation of the Administration Agreement.
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

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective, and will remain in effect and from year to year thereafter if approved annually (1) the vote of the Board, or by the vote of a majority of its outstanding voting securities and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (as defined in the 1940 Act), or by the vote of a majority of the Board or by the Adviser.
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
Investment Advisory Agreement
The Company has entered into an Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals. On May 3, 2022, the Board approved the continuation of the Investment Advisory Agreement.
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
The incentive fee on income for each calendar quarter will be calculated as follows:
•No incentive fee on income will be payable in any calendar quarter in which the pre-incentive fee net investment income does not exceed a quarterly return to investors of 1.25% of the Company’s net asset value at the beginning of the quarter. The Company refers to this as the quarterly preferred return.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
•All of the Company’s pre-incentive fee net investment income, if any, that exceeds the quarterly preferred return, but is less than or equal to 1.43%, which the Company refers to as the upper level breakpoint, of the Company’s net asset value at the beginning of the quarter, will be payable to the Company’s Adviser. The Company refers to this portion of the incentive fee on income as the “catch-up.” It is intended to provide an incentive fee of 12.50% on all of the Company’s pre-incentive fee net investment income when the pre-incentive fee net investment income reaches 1.43% of the Company’s net asset value at the beginning of the quarter, measured as of the end of the immediately preceding calendar quarter. The quarterly preferred return of 1.25% and upper level breakpoint of 1.43% are also adjusted for the actual number of days each calendar quarter.
•For any quarter in which the Company’s pre-incentive fee net investment income exceeds the upper level break point of 1.43% of the Company’s net asset value at the beginning of the quarter, the incentive fee on income will equal 12.50% of the amount of the Company’s pre-incentive fee net investment income, because the quarterly preferred return and catch up will have been achieved.
•Pre-incentive fee net investment income is defined as investment income and any other income, accrued during the calendar quarter, minus operating expenses for the quarter, including the base management fee, expenses payable under the Investment Advisory Agreement and the Administration Agreement, any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income does not include any expense support payments or any reimbursement by the Company of expense support payments, or any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
There were no performance based incentive fees on net investment income for the three months ended March 31, 2022.
There were no capital gains based incentive fees for the three months ended March 31, 2022.
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
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Company to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing, and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
The Adviser is affiliated with Owl Rock Capital Advisors LLC ("ORCA"), ORTA, Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA” and together with ORCA, ORTA, ORPFA and the Adviser, the “Owl Rock Advisers”), which are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise part of “Owl Rock”, a division of Blue Owl focused on direct lending. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, and other funds managed by the Adviser, or its affiliates. As a

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have a similar investment objective to the Company's.
Dealer Manager Agreement
The Company has entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Blue Owl Securities, an affiliate of the Adviser, and participating broker-dealer agreements with certain broker-dealers. Under the terms of the Dealer Manager Agreement and the participating broker-dealer agreements, Blue Owl Securities serves as the dealer manager, and certain participating broker- dealers solicit capital, for the Company`s public offering of shares of Class S, Class D, and Class I common stock. Blue Owl Securities will not receive upfront selling commissions with respect to purchases of Class S, Class D and Class I shares or shares of any class of shares issued pursuant to the Company`s distribution reinvestment plan.
Subject to FINRA limitations on underwriting compensation, the Company will pay Blue Owl Securities selling commissions over time as servicing fees for ongoing services rendered to shareholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers:
•With respect to the Company`s outstanding Class S shares equal to 0.85% per annum of the aggregate net asset value of the Company`s outstanding Class S shares; and
•With respect to the Company`s outstanding Class D shares equal to 0.25% per annum of the aggregate net asset value of the Company`s outstanding Class D shares.
The Company will not pay an ongoing servicing fee with respect to the Company`s outstanding Class I shares.
The servicing fees will be paid monthly in arrears. Blue Owl Securities will reallow (pay) all or a portion of the ongoing servicing fees to participating broker-dealers and servicing broker-dealers for ongoing services performed by such broker-dealers, and will waive ongoing servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services. Because the ongoing servicing fees are calculated based on the Company`s net asset values for the Company`s Class S and Class D shares, they will reduce the net asset values or, alternatively, the distributions payable, with respect to the shares of each such class, including shares issued under it's distribution reinvestment plan. The Company will cease paying ongoing servicing fees at the date at which total underwriting compensation from any source in connection with this offering equals 10% of the gross proceeds from it's offering (excluding proceeds from issuances pursuant to it`s distribution reinvestment plan). This limitation is intended to ensure that the Company satisfies the requirements of FINRA Rule 2310, which provides that the maximum aggregate underwriting compensation from any source, including compensation paid from offering proceeds and in the form of “trail commissions,” payable to underwriters, broker-dealers, or affiliates thereof participating in an offering may not exceed 10% of gross offering proceeds, excluding proceeds received in connection with the issuance of shares through a distribution reinvestment plan.
Upfront selling commissions for sales of Class S and Class D shares may be reduced or waived in connection with volume or other discounts, other fee arrangements or for sales to certain categories of purchasers.
Expense Support and Conditional Reimbursement Agreement
The Company has entered into the Expense Support Agreement with the Adviser, the purpose of which is to ensure that no portion of the Company’s distributions to shareholders will represent a return of capital for U.S. federal income tax purposes. The Expense Support Agreement will become effective as of the date that the Company meets the minimum offering requirement. On a quarterly basis, the Adviser shall reimburse the Company for “Operating Expenses” (as defined below) in an amount equal to the excess of the Company’s cumulative distributions paid to the Company’s shareholders in each quarter over “Available Operating Funds” (as defined below) received by the Company on account of the Company’s investment portfolio during such quarter. Any payments required to be made by the Adviser pursuant to the preceding sentence are referred to herein as an “Expense Payment".
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

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
There was no expense support recorded for the three months ended March 31, 2022.
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

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
Debt obligations consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Promissory Note	$100,000	—	$100,000	—
Total Debt	$100,000	$—	$100,000	$—

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Promissory Note	$100,000	—	$100,000	—
Total Debt	$100,000	$—	$100,000	$—

Promissory Note
On October 4, 2021, the Board authorized the Company, as borrower, to enter into a revolving Promissory Note with Owl Rock Feeder FIC LLC, (“Feeder FIC”), an affiliate of the Adviser, as lender, to borrow up to an aggregate of $100 million from Feeder FIC. The borrower may re-borrow any amount repaid; however, there is no funding commitment between Feeder FIC and the Company.
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

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 5. Commitments and Contingencies
Organizational and Offering Costs
The Adviser and its affiliates have incurred organization and offering costs on behalf of the Company in the amount of $3.1 million for the period from June 22, 2021 (Inception) to March 31, 2022, and $1.8 million for the period from June 22, 2021 (Inception) to December 31, 2021. Under the Investment Advisory Agreement, there will be no liability on the Company`s part for the offering or organization costs funded by the Adviser or its affiliates until the Investment Advisory Agreement is effective and the Company has satisfied the minimum offering requirement. At such time, the Adviser will be entitled to receive up to 1.5% of gross offering proceeds raised in the Company`s continuous public offering until all organization and offering costs funded by the Adviser or its affiliates have been recovered. As the minimum offering requirement has not been satisfied as of the date of issuance of the financial statements, no such costs have been recorded by the Company.
Expense Deferral Agreement
The Adviser has agreed to incur and pay certain expenses pursuant to the Expense Deferral Agreement prior to the Company receiving and accepting, in cash, $1.75 billion in aggregate subscriptions from the sale of its shares of common stock in the offering (the "First Subscription Condition"). The Company will be obligated to reimburse one-third of the aggregate amount of expenses paid by the Adviser upon meeting the First Subscription Condition. See Note 3 “Agreements and Related Party Transactions.”
The total directors' fees, other general and administrative expenses, and professional fees incurred by the Adviser on behalf of the Company for the period from June 22, 2021 (Inception) to March 31, 2022, were $0.9 million, and for the period from June 22, 2021 (Inception) to December 31, 2021, $0.3 million.
Warehousing Transaction with Cliffwater
On November 23, 2021, the Company entered into a warehouse agreement with Cliffwater Corporate Lending Fund (“Cliffwater”) to warehouse $200.0 million of investments. The Company and Cliffwater have agreed to increase the size of the warehouse to $500.0 million to fund additional investments as needed. The warehouse agreement creates a forward obligation for Cliffwater to sell and a forward obligation for the Company to purchase certain investments owned and held by Cliffwater at the Company's request. The Company has no obligation to purchase the investments under the warehouse agreement until the Company receives aggregate subscriptions for the Company's shares of least $450.0 million.
As of March 31, 2022, there were 31 investments that Cliffwater purchased having an aggregate cost of $277.1 million inclusive of $83.5 million of unfunded commitments.
As of December 31, 2021, there were 8 investments that Cliffwater purchased having an aggregate cost of $71.5 million inclusive of $8.7 million of unfunded commitments.
Warehouse Facility with Macquarie
On March 21, 2022, the Board approved that the Company may enter into multiple purchase agreements with Macquarie US Trading LLC (“Macquarie”) and certain of its affiliates (each, a “Financing Provider” and collectively, the “Financing Providers”).
Under the purchase agreements, the Company will have forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Providers, each of whom is obligated to settle the sale of such investments subject to the following conditions: (a) that the Company has received a minimum of $450.0 million of subscriptions; and (b) that the Board has approved the purchase of the specific Warehouse Investments (collectively, the "Warehouse Conditions").
Prior to such time as the Company satisfies the Warehouse Conditions, its obligations under the purchase agreements will be guaranteed by an affiliate of the Adviser. After the Company meets the Warehouse Conditions, it will be obligated to purchase the Warehouse Investments from the Financing Providers at the prices determined under the purchase agreements. As a general matter, the price the Company pays to purchase any Warehouse Investment will be the cash amount paid by the relevant Financing Provider, subject to a reduction for income actually received by such Financing Provider during the warehousing period and an increase for a financing fee to be paid by the Company to the Financing Provider.
The Company will purchase Warehouse Investments from the Financing Providers only to the extent that it has sufficient assets to purchase all of the Warehouse Investments whole (i.e., not on a pro rata basis); the Company will impose on itself a requirement, not an option, to purchase Warehouse Investments from the Financing Providers at such time as the Company raises sufficient assets to purchase all of the Warehouse Investments whole; and it will treat its forward obligation to purchase Warehouse Investments from the Financing Providers once the requirement to purchase Warehouse Investments is triggered as subject to the asset coverage requirements set forth in Sections 18 and 61 of the 1940 Act. Additionally, the Company notes that it may not rely on the exemptive order from the SEC to co-invest with certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates with respect to Warehouse Investments that we purchase from the Financing Providers under the purchase agreements.
As of March 31, 2022, there was 1 loan that the Financing Providers purchased having a cost of $29.6 million.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2022, management was not aware of any pending or threatened litigation.
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
For the three months ended March 31, 2022, no additional shares have been issued.
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
As the Company has not commenced operations, no distributions have been declared as of the date of these financial statements. Subsequent to the date of these financial statements, the Company broke escrow and commenced operations. See "Note 8. Subsequent Events."
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

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
Note 8. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of these financial statements. There have been no subsequent events to disclose except for the following:
Release and Utilization of Escrow Proceeds
On May 2, 2022, the Company broke escrow and issued 53.4 million of Class I shares for approximately $534.4 million in net equity proceeds, including $49.8 million from Blue Owl entities. Concurrently, the Company utilized the net equity proceeds to purchase $376.1 million of funded principal with an aggregate cost of $371.0 million from Cliffwater, under a warehouse agreement, inclusive of $55.2 million of unfunded commitments.
As of May 10, 2022, conditions under the purchase agreements with Macquarie were met and the Company is obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. See "Note 5. Commitments and Contingencies — Warehousing Facility with Macquarie."
Revolving Credit Facility
On May 2, 2022, the Company entered into a Senior Secured Revolving Credit Agreement (the “Facility”). The parties to Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Sumitomo Mitsui Banking Corporation as Administrative Agent, Sumitomo Mitsui Banking Corporation, as Sole Bookrunner and a Joint Lead Arranger, Truist Securities, Inc. a Joint Lead Arranger and Truist Bank as Documentation Agent.
The Facility is guaranteed by each of OR Tech Lending IC LLC, ORTIC BC 1 LLC and ORTIC BC 2 LLC, each a subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments.
The initial maximum principal amount of the Facility is $400.0 million, subject to availability under the borrowing base, which is based on the Company's portfolio investments and other outstanding indebtedness. Maximum capacity under the Facility may be increased to approximately $1.8 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $200.0 million limit for swingline loans.
The availability period under the Facility will terminate on May 1, 2026 (“Commitment Termination Date”) and the Revolver will mature on April 30, 2027 (“Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Facility in U.S. dollars will bear interest at either the Secured Overnight Financing Rate ("SOFR") plus a margin, or the prime rate plus a margin. The Company may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company's option, subject to certain conditions. Amounts drawn under the Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Company will also pay a fee of 0.375% on average daily undrawn amounts under the Facility.
The Facility includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company's ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock,

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default.
SPV Asset Facility I
On April 27, 2022, Tech Income Funding I LLC (the “Tech Income Funding I”), a Delaware limited liability company, and a newly formed subsidiary of the Company, entered into a Credit Agreement (the “Secured Credit Facility”), with Tech Income Funding I, as Borrower, the lenders from time to time parties thereto (the “Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian.
On May 6, 2022 (the “Closing Date”), Tech Income Funding I and Goldman Sachs Bank USA, as Administrative Agent, also entered into a Margining Agreement relating to the Secured Credit Facility (the “Margining Agreement”).
Following the Closing Date, from time to time, the Company expects to sell and contribute certain investments to Tech Income Funding I pursuant to a Sale and Contribution Agreement by and between the Company and Tech Income Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the Secured Credit Facility will be used to finance the origination and acquisition of eligible assets by Tech Income Funding I, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Tech Income Funding I through its ownership of Tech Income Funding I. The maximum principal amount which may be borrowed under the Credit Facility is $1.0 billion; the availability of this amount is subject to a borrowing base test, which is based on the value of Tech Income Funding I’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.
The Secured Credit Facility provides for the ability to draw and redraw revolving loans under the Secured Credit Facility for a period of up to three years after the Closing Date. Unless otherwise terminated, the Secured Credit Facility will mature on May 6, 2027 (the “Stated Maturity”). Prior to the Stated Maturity, proceeds received by Tech Income Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the Stated Maturity, Tech Income Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The Credit facility may be permanently reduced, in whole or in part, at the option of the Borrower subject to payment of a premium for a period of time.
Amounts drawn bear interest at a reference rate (initially Term SOFR) plus a spread of 2.75% and the spread is payable on the amount by which the undrawn amount exceeds a minimum threshold, initially zero and ramping to 70% of the commitment amount. The undrawn amount of the commitment not subject to such spread payment is subject to an undrawn fee of 0.50% per annum. Certain additional fees are payable on each Payment date to Goldman Sachs as Administrative Agent. In addition, under the Margining Agreement and Credit Agreement, Tech Income Funding I is required to post cash margin (or in certain cases, additional eligible assets) to the Administrative Agent if a borrowing base deficiency occurs or if the weighted average price gap (as will be defined in the Margining Agreement), which is a measure of the excess of the aggregate value assigned to Tech Income Funding I’s assets for purposes of the borrowing base test over the total amount drawn under the Secured Credit Facility, falls below 20%.
The Secured Credit Facility contains customary covenants, including certain maintenance covenants, and events of default. The Secured Credit Facility will be secured by a perfected first priority security interest in the assets of Tech Income Funding I and on any payments received by Tech Income Funding I in respect of those assets. Assets pledged to the Lenders will not be available to pay the debts of the Company.
Borrowings of Tech Income Funding I are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Technology Income Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year December 31, 2021, filed on March 25, 2022, and in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
Overview
Owl Rock Technology Income Corp. (the “Company”, “we”, “us”, or “our”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. Formed as a Maryland corporation on June 22, 2021, we were advised by Owl Rock Technology Advisers LLC from October 1, 2021 to November 30, 2021. As of November 30, 2021, we are advised by Owl Rock Technology Advisers II LLC (the “Adviser” or "ORTA II") which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Adviser is registered as an investment adviser with the Securities and Exchange Commission (“SEC”). We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to qualify for the tax treatment applicable to RICs. On December 9, 2021, we formed a wholly-owned subsidiary, OR Tech Lending IC LLC, a Delaware limited liability company. On March 21, 2022, we formed a wholly-owned subsidiary, Tech Income Funding I LLC, a Delaware limited liability company. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business.
We are managed by our Adviser. Our Adviser is an indirect subsidiary of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Our Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our Board, our Adviser manages the day-to-day operations of, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain organizational activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of management professionals.
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
On September 30, 2021, an affiliate of the Adviser ("the Initial Shareholder") purchased 100 shares of our Class I common stock at $10.00 per share, which represents the initial public offering price of such shares. The Initial Shareholder will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue its role. On October 6, 2021, we received a subscription agreement, totaling $50.0 million for the purchase of Class I common shares of our common stock from Owl Rock Feeder FIC ORTIC LLC (“Feeder FIC ORTIC”) and Blue Owl Capital Holdings LP, ("Blue Owl Holdings"), entities affiliated with the Adviser. The Company called $0.2 million under the subscription agreement as of March 31, 2022.
Our Adviser also serves as investment adviser to Owl Rock Technology Finance Corporation II.
Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. As of March 31, 2022, the Adviser and its affiliates had $44.8 billion of assets under management across the Owl Rock division of Blue Owl. Owl Rock is comprised of the Adviser, Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Diversified Advisors LLC (“ORDA”), Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“ORPFA” and together with the Adviser, ORCA, ORDA, ORTA, and ORTA II the (“Owl Rock Advisers”), which are also investment advisers. As of April 1, 2022, the Owl Rock division of Blue Owl also includes a CLO business (“Wellfleet’), which was acquired from affiliates of Littlejohn & Co. LLC.

The management of our investment portfolio is the responsibility of the Adviser and the Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team, is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the Investment Committee. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Erik Bissonnette, Pravin Vazirani and Jon ten Oever. The Investment Team, including members of Wellfleet, under the Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be bought and sold), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Investment Committee. Follow-on investments in existing portfolio companies may require the Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Investment Committee. The compensation packages of certain Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
In addition, we and the Adviser have entered into a dealer manager agreement with Blue Owl Securities and certain participating broker-dealers to solicit capital (the "Dealer Manager Agreement").
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on exemptive relief, that has been granted by the SEC to ORCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates, including the other Owl Rock BDCs, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. The Owl Rock Advisers' investment allocations policy seeks to ensure equitable allocation of investment opportunities over time between us and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and investment portfolios of the other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and have an investment objective similar to ours.
We have elected to be regulated as a BDC under the 1940 Act and intend to elect to be taxed as a regulated investment company (“RIC”) for tax purposes under the Code. As a result, we are required to comply with various statutory and regulatory requirements, such as:
•the requirement to invest at least 70% of our assets in “qualifying assets”, as such term is defined in the 1940 Act;
•source of income limitations;
•asset diversification requirements; and
•the requirement to distribute (or be treated as distributing) in each taxable year at least 90% of our investment company taxable income and tax-exempt interest for that taxable year.
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
We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and may in the future cause, business shutdowns and cancellations of events and travel. In addition, while economic activity remains healthy and well improved from the beginning of the

COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of geopolitical economic and financial market instability both globally and in the United States.
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
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity related opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than the middle-market characteristics described above. In addition, our portfolio composition may fluctuate from time to time based on market conditions and interest rates. We intend to classify our debt investments as “traditional financing” or “growth capital” based on a number of factors.
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
•expenses deemed to be “organization and offering expenses” for purposes of Conduct Rule 2310(a)(12) of Financial Industry Regulatory Authority (exclusive of commissions, the dealer manager fee, any discounts and other similar expenses paid by investors at the time of sale of our stock);
•the cost of corporate and organizational expenses relating to offerings of shares of our common stock;
•the cost of calculating our net asset value, including the cost of any third-party valuation services;
•the cost of effecting any sales and repurchases of our common stock and other securities;
•fees and expenses payable under any dealer manager agreements, if any;
•debt service and other costs of borrowings or other financing arrangements;
•costs of hedging;
•expenses, including travel expense, incurred by the Adviser, or members of the investment team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights;
•escrow agent, transfer agent and custodial fees and expenses;
•fees and expenses associated with marketing efforts;
•federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies;
•federal, state and local taxes;
•independent directors’ fees and expenses, including certain travel expenses;
•costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration fees, listing fees and licenses, and the compensation of professionals responsible for the preparation of the foregoing;
•the costs of any reports, proxy statements or other notices to our shareholders (including printing and mailing costs);
•the costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters;
•commissions and other compensation payable to brokers or dealers;
•research and market data;
•fidelity bond, directors’ and officers’ errors and omissions liability insurance and other insurance premiums;
•direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;
•fees and expenses associated with independent audits, outside legal and consulting costs;
•costs of winding up;
•costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;
•extraordinary expenses (such as litigation or indemnification); and
•costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws.
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
High Yield Market – Many technology companies generally are not issuing debt in an amount large enough to be an attractively sized bond. High yield bonds are generally purchased by institutional investors who, among other things, are highly focused on the liquidity characteristics of the bond being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds. However, mutual funds and ETFs generally require the ability to liquidate their investments quickly in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Because there is typically little or no active secondary market for the debt of technology companies, mutual funds and ETFs generally do not provide debt capital to U.S. middle market companies. We believe this is likely to be a persistent problem and creates an advantage for those like us who have a more stable capital base and have the ability to invest in illiquid assets.
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
Portfolio and Investment Activity
On November 23, 2021, the Company entered into a warehouse agreement with Cliffwater Corporate Lending Fund ("Cliffwater") to warehouse $200.0 million of loans. The Company and Cliffwater have agreed to increase the size of the warehouse to fund additional investments as needed. The warehouse agreement creates a forward obligation for Cliffwater to sell and a forward obligation for the Company to purchase certain investments owned and held by Cliffwater at the Company's request. The Company has no obligation to purchase the investments under the warehouse agreement until the Company receives aggregate subscriptions for the Company's shares of least $450.0 million.
On March 21, 2022, the Board approved that we may enter into multiple purchase agreements with Macquarie US Trading LLC (“Macquarie”) and certain of its affiliates (each, a “Financing Provider” and collectively, the “Financing Providers”). Under the purchase agreements, the Company will have forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Providers, each of whom is obligated to settle the sale of such investments subject to the following conditions: (a) that the Company has received a minimum of $450.0 million of subscriptions; and (b) that the Board has approved the purchase of the specific Warehouse Investments. See "Off-Balance Sheet Arrangements — Warehouse Facility with Macquarie."
As of March 31, 2022, there were 31 investments that Cliffwater purchased having an aggregate cost of $277.1 million inclusive of $83.5 million of unfunded commitments and 1 funded commitment that Financing Providers purchased having a cost and fair value of $29.6 million.
The following is a list of each portfolio investment held by Cliffwater as of March 31, 2022:

($ in thousands except share amounts)
Company	Investment	Interest	Maturity Date	Par / Units	Amortized Cost	Fair Value	Percentage of Total Fair Value of Warehouse
Debt Investments
Application Software
Certify, Inc.	First lien senior secured loan	L + 5.50%	2/28/2024	5,704	5,599	5,690	2.1%
Certify, Inc.	First lien senior secured delayed draw term loan	L + 5.50%	1/24/2024	—	(57)	(14)	—%
Community Brands ParentCo, LLC	First lien senior secured loan	S + 5.75%	2/24/2028	6,375	6,249	6,248	2.3%
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	S + 5.75%	2/24/2024	—	(8)	(8)	—%
Community Brands ParentCo, LLC	First lien senior secured revolving loan	S + 5.75%	2/24/2028	—	(8)	(8)	—%
Motus Group, LLC	Second lien senior secured loan	L + 6.50%	12/10/2029	16,557	16,392	16,350	5.9%
				28,636	28,167	28,258	10.3%
Beverages
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)	First lien senior secured loan	S + 6.00%	3/11/2027	30,000	29,554	29,550	10.7%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)	First lien senior secured delayed draw term loan	S + 6.00%	5/14/2022	—	—	—	—%
				30,000	29,554	29,550	10.7%
Buildings & Real Estate
Associations, Inc.	First lien senior secured loan	L + 6.50% (incl. 2.50% PIK)	7/2/2027	20,000	19,728	19,750	7.1%
Construction & Engineering
Dodge Construction Network LLC	First lien senior secured loan	S + 4.75%	5/31/2026	12,500	12,313	12,313	4.4%
Diversified Consumer Services
Litera Bidco LLC	First lien senior secured loan	L + 6.00%	5/31/2026	20,624	20,366	20,624	7.4%
Diversified Financial Services
Ministry Brands Holdings, LLC	First lien senior secured loan	L + 5.50%	12/30/2028	17,655	17,312	17,214	6.2%
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	L + 5.50%	12/27/2027	—	(56)	(85)	—%
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	L + 5.50%	12/27/2023	—	(34)	(42)	—%
Smarsh Inc.	First lien senior secured loan	S + 6.50%	2/19/2029	26,667	26,400	26,400	9.5%

($ in thousands except share amounts)
Company	Investment	Interest	Maturity Date	Par / Units	Amortized Cost	Fair Value	Percentage of Total Fair Value of Warehouse
Smarsh Inc.	First lien senior secured delayed draw term loan	S + 6.50%	2/19/2024	—	(33)	(33)	—%
Smarsh Inc.	First lien senior secured revolving loan	S + 6.50%	2/19/2029	—	(17)	(17)	—%
				44,322	43,572	43,437	15.7%
Food & Staples Retailing
CFS Brands, LLC	First lien senior secured loan	L + 3.00%	3/20/2025	7,731	7,467	7,461	2.7%
CFS Brands, LLC	First lien senior secured delayed draw term loan	L + 3.00%	12/2/2022	—	—	—	—%
				7,731	7,467	7,461	2.7%
Health Care Technology
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	S + 6.00%	2/16/2029	—	(100)	(225)	(0.1)%
Inovalon Holdings, Inc.	First lien senior secured loan	L + 5.75%	11/24/2028	12,633	12,329	12,285	4.4%
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	—	(17)	(20)	—%
Inovalon Holdings, Inc.	Second lien senior secured loan	L + 10.50% PIK	11/24/2033	6,191	6,070	6,051	2.2%
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured loan	L + 6.25%	12/24/2026	23,913	23,763	23,762	8.6%
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	L + 6.25%	1/28/2023	4,783	4,744	4,752	1.7%
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	L + 6.25%	12/26/2024	—	(8)	(8)	—%
				47,520	46,781	46,597	16.8%
Insurance
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	S + 6.00%	11/1/2028	3,693	3,318	3,318	1.2%
Road & Rail
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)	First lien senior secured delayed draw term loan	L + 5.50%	12/9/2025	—	(35)	(35)	—%
Technology Infrastructure
Help/Systems Holdings, Inc.	Second lien senior secured loan	S + 6.75%	11/19/2027	17,941	17,762	17,762	6.4%
Total Debt Investments				$232,967	$228,993	$229,035	82.7%
Equity Investments
Health Care Technology
Minerva Holdco, Inc.	Series A Preferred Stock	10.75% PIK	N/A	40,000	39,204	39,204	14.1%
Technology Infrastructure
Halo Parent Newco, LLC	Class H PIK Preferred Equity	11.00% PIK	N/A	9,051	8,870	8,892	3.2%
Total Equity Investments					$48,074	$48,096	17.3%
Total Investments					$277,067	$277,131	100.0%

Our Adviser intends to monitor our portfolio companies on an ongoing basis. It intends to monitor the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. Our Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:
•assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•comparisons to other companies in the portfolio company’s industry; and
•review of monthly or quarterly financial statements and financial projections for portfolio companies.
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
Results of Operations
Although we were initially capitalized on September 30, 2021, as of March 31, 2022, we had not commenced operations. As a result, comparisons may not be meaningful. Subsequent to March 31, 2022, we broke escrow and commenced operations. See "Recent Developments."
Investment Income
As of March 31, 2022, we had not commenced operations and had not made any investments. Subsequent to March 31, 2022, we broke escrow and commenced operations. See "Recent Developments."
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
For the period from inception to March 31, 2022, we did not accrue U.S. federal excise tax.
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
The following table summarizes transactions with respect to shares of our common stock during the quarter ended March 31, 2022:

	Period From June 22, 2021 (Inception) to March 31, 2022(1)
	Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	—	—	—	15,100	$151,000	15,100	$151,000
Total shares/net proceeds	—	—	—	—	15,100	$151,000	15,100	$151,000
________________
(1)As of March 31, 2022, the Company had not commenced operations. Subsequent to March 31, 2022, we broke escrow and commenced operations. See "Recent Developments."

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
As we had not commenced operations as of March 31, 2022, no distributions had been declared.
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
Our debt obligations consisted of the following as of March 31, 2022:

	March 31, 2022
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

Off-Balance Sheet Arrangements
Warehousing Transaction with Cliffwater
On November 23, 2021, the Company entered into a warehouse agreement with Cliffwater to warehouse $200.0 million of loans. The Company and Cliffwater have agreed to increase the size of the warehouse to $500.0 million to fund additional investments as needed. The warehouse agreement creates a forward obligation for Cliffwater to sell and a forward obligation for the Company to purchase certain investments owned and held by Cliffwater at the Company's request. The Company has no obligation to purchase the investments under the warehouse agreement until the Company receives aggregate subscriptions for the Company's shares of least $450.0 million.
As of March 31, 2022, there were 31 investments that Cliffwater purchased having an aggregate cost of $277.1 million inclusive of $83.5 million of unfunded commitments.
As of December 31, 2021, there were 8 investments that Cliffwater purchased having an aggregate cost of $71.5 million inclusive of $8.7 million of unfunded commitments.
Warehouse Facility with Macquarie
On March 21, 2022, the Board approved that we may enter into multiple purchase agreements with Macquarie US Trading LLC and certain of its affiliates (each, a “Financing Provider” and collectively, the “Financing Providers”). Under the purchase agreements, we will have forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Providers, each of whom is obligated to settle the sale of such investments subject to the following conditions: (a) that we have received a minimum of $450.0 million of subscriptions; and (b) that the Board has approved the purchase of the specific Warehouse Investments (collectively, the “Warehouse Conditions”). The Warehouse Investments, are expected to primarily consist of newly originated, privately negotiated senior secured term loans to middle market companies consistent with our investment strategy.
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
We will purchase Warehouse Investments from the Financing Providers only to the extent that we have sufficient assets to purchase all of the Warehouse Investments whole (i.e., not on a pro rata basis); we will impose on ourselves a requirement, not an option, to purchase Warehouse Investments from the Financing Providers at such time as we raise sufficient assets to purchase all of the Warehouse Investments whole; and we will treat our forward obligation to purchase Warehouse Investments from the Financing Providers once the requirement to purchase Warehouse Investments is triggered as subject to the asset coverage requirements set forth in Sections 18 and 61 of the 1940 Act. Additionally, we note that we may not rely on the exemptive order from the SEC to co-invest with certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates with respect to Warehouse Investments that we purchase from the Financing Providers under the purchase agreements.
As of March 31, 2022, there was 1 loan that the Financing Providers purchased having a cost of $29.6 million.

Organizational and Offering Costs
The Adviser and its affiliates have incurred organization and offering costs on behalf of the Company in the amount of $3.1 million for the period from June 22, 2021 (Inception) to March 31, 2022, and $1.8 million for the period from June 22, 2021 (Inception) to December 31, 2021. Under the Investment Advisory Agreement, there will be no liability on the Company`s part for the offering or organization costs funded by the Adviser or its affiliates until the Investment Advisory Agreement is effective and the Company has satisfied the minimum offering requirement. At such time, the Adviser will be entitled to receive up to 1.5% of gross offering proceeds raised in the Company`s continuous public offering until all organization and offering costs funded by the Adviser or its affiliates have been recovered. As the minimum offering requirement has not been satisfied as of the date of issuance of the financial statements, no such costs have been recorded by the Company.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2022, management was not aware of any pending or threatened litigation.
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
The total directors' fees, other general and administrative expenses, and professional fees incurred by the Adviser on behalf of the Company for the period from June 22, 2021 (Inception) to March 31, 2022, were $0.9 million and for the period from June 22, 2021 (Inception) to December 31, 2021, $0.3 million.
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Expense Support Agreement;
•the Expense Deferral Agreement;
•the Dealer Manager Agreement; and
•the License Agreement.
In addition to the aforementioned agreements, we, rely on exemptive relief that has been granted to ORCA and certain of its affiliates to permit us to co-invest with other funds managed by the Adviser and its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
Our Board has authorized us to enter into a series of Promissory Notes with Owl Rock Feeder FIC LLC, an affiliate of the Adviser, to borrow up to $100.0 million. See “ITEM 1. – Notes to Consolidated Financial Statements – Note. 4 Debt” for further details.

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
The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•With respect to investments for which market quotations are not readily available, the valuation process begins with the independent valuation firm(s) providing a preliminary valuation of each investment to the Adviser’s valuation committee;
•Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee. Agreed upon valuation recommendations are presented to the Audit Committee;
•The Audit Committee reviews the valuations recommendations and recommends values for each investment to the Board; and
•The Board reviews the recommended valuations and determines the fair value of each investment.
We will conduct this valuation process on a quarterly basis.
We apply Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
•Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.
•Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
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
Distributions
We intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually, thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distributions for tax purposes equal to at least 90 percent of the sum of our:
•investment company taxable income (which is generally our ordinary income plus the excess of realized short-term capital gains over realized net long-term capital losses), determined without regard to the deduction for dividends paid, for such taxable year; and
•net tax-exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for such taxable year.
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
Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) during each calendar year an amount at least equal to the sum of:

•98% of our net ordinary income excluding certain ordinary gains or losses for that calendar year;
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of that calendar year; and
•100% of any income or gains recognized, but not distributed, in preceding years.
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
Recent Developments
Release and Utilization of Escrow Proceeds
On May 2, 2022, we broke escrow and issued 53.4 million of Class I shares for approximately $534.4 million in net equity proceeds, including $49.8 million from Blue Owl entities. Concurrently, we utilized the net equity proceeds to purchase $323.5 million of funded principal with an aggregate cost of $319.4 million from Cliffwater, under a warehouse agreement, inclusive of $55.2 million of unfunded commitments.
As of May 10, 2022, conditions under the purchase agreements with Macquarie were met and we are obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. See "Off-Balance Sheet Arrangements — Warehouse Facility with Macquarie."

Revolving Credit Facility
On May 2, 2022, we entered into a Senior Secured Revolving Credit Agreement (the “Facility”). The parties to Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Sumitomo Mitsui Banking Corporation as Administrative Agent, Sumitomo Mitsui Banking Corporation, as Sole Bookrunner and a Joint Lead Arranger, Truist Securities, Inc. a Joint Lead Arranger and Truist Bank as Documentation Agent.
The Facility is guaranteed by each of OR Tech Lending IC LLC, ORTIC BC 1 LLC and ORTIC BC 2 LLC, each a subsidiary of ours, and will be guaranteed by certain domestic subsidiaries of ours that are formed or acquired by us in the future (collectively, the “Guarantors”). Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments.
The initial maximum principal amount of the Facility is $400.0 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the Facility may be increased to approximately $1.8 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions, and includes a $200.0 million limit for swingline loans.
The availability period under the Facility will terminate on May 1, 2026 (“Commitment Termination Date”) and the Revolver will mature on April 30, 2027 (“Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, we will be obligated to make mandatory prepayments under the Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Facility in U.S. dollars will bear interest at either the Secured Overnight Financing Rate ("SOFR") plus a margin, or the prime rate plus a margin. We may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn under the Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. We will also pay a fee of 0.375% on average daily undrawn amounts under the Facility.
The Facility includes customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default.
SPV Asset Facility I
On April 27, 2022, Tech Income Funding I LLC (the “Tech Income Funding I”), a Delaware limited liability company, entered into a Credit Agreement (the “Secured Credit Facility”), with Tech Income Funding I, as Borrower, the lenders from time to time parties thereto (the “Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian.
On May 6, 2022 (the “Closing Date”), Tech Income Funding I and Goldman Sachs Bank USA, as Administrative Agent, will also enter into a Margining Agreement relating to the Secured Credit Facility (the “Margining Agreement”).
Following the Closing Date, from time to time, we expect to sell and contribute certain investments to Tech Income Funding I pursuant to a Sale and Contribution Agreement by and between us and Tech Income Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the Secured Credit Facility will be used to finance the origination and acquisition of eligible assets by Tech Income Funding I, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Tech Income Funding I through its ownership of Tech Income Funding I. The maximum principal amount which may be borrowed under the Credit Facility is $1.0 billion; the availability of this amount is subject to a borrowing base test, which is based on the value of Tech Income Funding I’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.
The Secured Credit Facility provides for the ability to draw and redraw revolving loans under the Secured Credit Facility for a period of up to three years after the Closing Date. Unless otherwise terminated, the Secured Credit Facility will mature on May 6, 2027 (the “Stated Maturity”). Prior to the Stated Maturity, proceeds received by Tech Income Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the Stated Maturity, Tech Income Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us. The Credit facility may be permanently reduced, in whole or in part, at the option of the Borrower subject to payment of a premium for a period of time.
Amounts drawn bear interest at a reference rate (initially Term SOFR) plus a spread of 2.75% and the spread is payable on the amount by which the undrawn amount exceeds a minimum threshold, initially zero and ramping to 70% of the commitment amount. The undrawn amount of the commitment not subject to such spread payment is subject to an undrawn fee of 0.50% per annum. Certain additional fees are payable on each Payment date to Goldman Sachs as Administrative Agent. In addition, under the Margining

Agreement and Credit Agreement, Tech Income Funding I is required to post cash margin (or in certain cases, additional eligible assets) to the Administrative Agent if a borrowing base deficiency occurs or if the weighted average price gap (as will be defined in the Margining Agreement), which is a measure of the excess of the aggregate value assigned to Tech Income Funding I’s assets for purposes of the borrowing base test over the total amount drawn under the Secured Credit Facility, falls below 20%.
The Secured Credit Facility contains customary covenants, including certain maintenance covenants, and events of default. The Secured Credit Facility will be secured by a perfected first priority security interest in the assets of Tech Income Funding I and on any payments received by Tech Income Funding I in respect of those assets. Assets pledged to the Lenders will not be available to pay our debts.
Borrowings of Tech Income Funding I are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
Interest Rate Risk
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income.
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
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
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

Item 1A. Risk Factors.
In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "ITEM 1A. RISK FACTORS" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition, and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long -term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide.
For example, the COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets.
In addition, the rising conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. The ongoing conflict and the rapidly evolving measures in response could be expected to have a negative impact on the economy and business activity globally and could have a material adverse effect on our portfolio companies and our business, financial condition, cash flows and results of operations. The severity and duration of the conflict and its impact on global economic and market conditions are impossible to predict. In addition, sanctions could also result in Russia taking counter measures or retaliatory actions which could adversely impact our business or the business of our portfolio companies, including, but not limited to, cyberattacks targeting private companies, individuals or other infrastructure upon which our business and the business of our portfolio companies rely.
Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None, other than those already disclosed in certain 8-Ks filed with the SEC.
Item 3. Defaults Upon Senior Disclosures.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Executive Officers
On May 3, 2022, the Board, appointed Jennifer McMillon to serve as the Company's Co-Treasurer and Co-Controller.
Ms. McMillon is a Managing Director of Blue Owl and also serves as the Co-Chief Accounting officer of the Company, ORCC II, ORCC III and ORCIC and as the Co-Treasurer and Co-Controller of each of the Owl Rock BDCs. Before joining Blue Owl, Ms. McMillon led the accounting department of Tiptree Inc. (TIPT), a national capital holding company, as the Vice President of Technical Accounting and External Reporting from 2017-2022. She was responsible for financial reporting, valuation/purchase accounting, and numerous internal control functions. From 2013-2017, Ms. McMillon served as the Regional Accounting & Reporting Director, Americas of Koch Industries/Georgia Pacific, from 2009-2013 she served as an Accounting Manager at Oaktree Capital and Centerbridge Partners, and prior to that Ms. McMillon worked in public accounting for nearly ten years, spending most of this tenure at PricewaterhouseCoopers. Ms. McMillon earned her B.S. in Accounting from Florida State University and is a licensed Certified Public Accountant in New York.

Item 6. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibits

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit (a)(1) to the Company’s Registration Statement on Form N-2, filed on October 6, 2021).

3.2	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 2, 2022).

3.3	Bylaws of the Registrant (incorporated by reference to Exhibit (b) to the Company’s Registration Statement on Form N-2, filed on October 6, 2021).

10.1
Senior Secured Credit Agreement, dated as of May 2, 2022, between Owl Rock Technology Income Corp., the Lenders and Issuing Banks party thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 4, 2022).

10.2*
Secured Credit Facility, dated as of April 27, 2022, among Tech Income Funding I LLC, as Borrower, the Lenders from time to time parties thereto, Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian.

10.3*	Sale and Contribution Agreement between Owl Rock Technology Income Corp., as Seller, and Tech Income Funding I LLC, as Purchaser, dated as of May 6, 2022.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Technology Income Corp.

Date: May 10, 2022	By:	/s/ Craig W. Packer
Craig W. Packer Chief Executive Officer

Owl Rock Technology Income Corp.

Date: May 10, 2022	By:	/s/ Bryan Cole
Bryan Cole Chief Financial Officer and Chief Operating Officer