Form 10-Q
period 2022-06-30
Owl Rock Technology Income Corp.
filed 2022-08-10
CIK 1869453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 2022
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

As of August 10, 2022, the registrant had 65.7 and 1.3 million shares of Class I and Class S common stock, $0.01, par value per share, outstanding, respectively.

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
•the impact of the “COVID-19” pandemic, changes in base interest rates and significant market volatility on our business, and our portfolio companies (including our business prospects and the prospects of our portfolio companies including the ability to achieve our and their business objectives), our industry and the global economy, including as a result of supply chain disruptions;
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
•the effect of legal, tax and regulatory changes;
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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Owl Rock Technology Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2022 (Unaudited)		December 31, 2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $995,684 and none, respectively)	$983,655		$—
Cash	5,323		86
Interest receivable	3,878		—
Due from Adviser	239		65
Investments funded in advance	96,855		—
Prepaid expenses and other assets	478	—	—
Total Assets	$1,090,428		$151
Liabilities
Debt (net of unamortized debt issuance costs of $12,357 and none, respectively)	$490,433		$—
Distribution payable	3,439		—
Payable for investments purchased	12,985		—
Accrued expenses and other liabilities	2,963		—
Total Liabilities	509,820		—
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 75,301 shares issued and outstanding	1		—
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 0 shares issued	—		—
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 59,110,575 and 15,100 shares issued and outstanding, respectively(1)	591		—
Additional paid-in-capital	591,037		151
Accumulated undistributed (overdistributed) earnings	(11,021)		—
Total Net Assets	580,608		151
Total Liabilities and Net Assets	$1,090,428		$151
Net Asset Value Per Class S Share(2)	$9.81		$—
Net Asset Value Per Class D Share(3)	$—		$—
Net Asset Value Per Class I Share	$9.81		$10.00
____________________________________________________________________________________________________________
(1)As December 31, 2021, Class I shares of common stock's par value was insignificant.
(2)There were no Class S shares of common stock outstanding as of December 31, 2021.
(3)There were no Class D shares of common stock outstanding as of June 30, 2022 and December 31, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30, 2022(1)	For the Six Months Ended June 30, 2022(1)
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$7,270	$7,270
Payment-in-kind interest income	1,215	1,215
Payment-in-kind dividend income	1,052	1,052
Other income	639	639
Total investment income from non-controlled, non-affiliated investments	10,176	10,176
Total Investment Income
Operating Expenses
Interest expense	3,353	3,353
Management fees	278	278
Performance based incentive fees	853	853
Shareholder servicing fees	1	1
Total Operating Expenses	4,485	4,485
Management fees waived (Note 3)	(278)	(278)
Performance based incentive fees waived (Note 3)	(853)	(853)
Expense support (Note 3)	(174)	(174)
Net Operating Expenses	3,180	3,180
Net Investment Income (Loss) Before Taxes	6,996	6,996
Net Investment Income (Loss) After Taxes	$6,996	$6,996
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(11,399)	$(11,399)
Translation of assets and liabilities in foreign currencies	(204)	(204)
Total Net Change in Unrealized Gain (Loss)	(11,603)	(11,603)
Net realized gain (loss):
Non-controlled, non-affiliated investments	17	17
Foreign currency transactions	(543)	(543)
Total Net Realized Gain (Loss)	(526)	(526)
Total Net Realized and Change in Unrealized Gain (Loss)	(12,129)	(12,129)
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$(5,133)	$(5,133)
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	(7)	(7)
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock(2)	N/A	N/A
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	(5,126)	(5,126)
Earnings Per Share - Basic and Diluted of Class S Common Stock(2)	(0.17)	(0.17)
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	37,651	37,651
Earnings Per Share - Basic and Diluted of Class D Common Stock(3)	N/A	N/A
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted(3)	N/A	N/A
Earnings Per Share - Basic and Diluted of Class I Common Stock	(0.09)	(0.09)
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	56,276,752	56,276,752
(1)The Company was initially capitalized on September 30, 2021 and commenced operations on May 2, 2022.
(2)The computation of EPS based on amounts presented differs slightly from actuals due to rounding.
(3)There were no Class D shares of common stock outstanding as of June 30, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Income Corp.
Consolidated Schedule of Investments
(Amounts in thousands)
(Unaudited)

Company(1)(2)(4)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Application Software
Anaplan INC(9)	First lien senior secured loan	S + 6.50%	6/21/2029	$90,055	$89,155	$89,153	15.4%
Anaplan INC(15)(16)	First lien senior secured revolving loan	S + 6.50%	6/21/2028	—	(65)	(65)	—%
Armstrong Bidco Limited(12)(20)	First lien senior secured loan	SA + 5.75%	6/28/2029	32,268	31,874	31,462	5.4%
Armstrong Bidco Limited(12)(15)(17)(20)	First lien senior secured delayed draw term loan	SA + 5.75%	6/30/2025	—	—	—	—%
Certify, Inc.(6)	First lien senior secured loan	L + 5.50%	2/28/2024	5,704	5,612	5,647	1.0%
Certify, Inc.(6)(15)	First lien senior secured delayed draw term loan	L + 5.50%	2/28/2024	1,141	1,077	1,084	0.2%
Community Brands ParentCo, LLC(9)	First lien senior secured loan	S + 5.75%	2/24/2028	6,359	6,238	6,152	1.1%
Community Brands ParentCo, LLC(15)(16)(17)	First lien senior secured delayed draw term loan	S + 5.75%	2/24/2024	—	(7)	(17)	—%
Community Brands ParentCo, LLC(15)(16)	First lien senior secured revolving loan	S + 5.75%	2/24/2028	—	(7)	(12)	—%
Fullsteam Operations, LLC(7)(15)(17)	First lien senior secured multi-draw term loan	L + 3.00% (incl. 4.00% PIK)	5/13/2024	10,356	9,619	9,602	1.7%
Motus Group, LLC(6)	Second lien senior secured loan	L + 6.50%	12/10/2029	16,557	16,400	16,061	2.8%
Perforce Software, Inc.(9)	First lien senior secured loan	S + 4.50%	7/1/2026	14,963	14,588	14,588	2.5%
				177,403	174,484	173,655	30.1%
Beverages
Innovation Ventures HoldCo, LLC(9)	First lien senior secured loan	S + 6.25%	3/11/2027	30,000	29,573	29,175	5.0%
Innovation Ventures HoldCo, LLC(9)	First lien senior secured delayed draw term loan	S + 6.25%	3/11/2027	10,000	9,758	9,725	1.7%
Innovation Ventures HoldCo, LLC(9)	First lien senior secured delayed draw term loan	S + 6.25%	3/11/2027	10,000	9,758	9,725	1.7%
				50,000	49,089	48,625	8.4%
Buildings and real estate
Associations, Inc.(10)	First lien senior secured loan	S + 6.50% (incl. 2.50% PIK)	7/2/2027	20,254	19,992	20,051	3.5%
Commercial Services & Supplies
Denali BuyerCo, LLC (dba Summit Companies)(7)	First lien senior secured loan	L + 6.00%	9/15/2028	42,458	41,520	41,503	7.1%
SimpliSafe Holding Corporation(9)	First lien senior secured loan	S + 6.25%	5/2/2028	61,728	60,509	60,494	10.4%
SimpliSafe Holding Corporation(15)(16)(17)	First lien senior secured delayed draw term loan	S + 6.25%	5/2/2024	—	(76)	(77)	—%
				104,186	101,953	101,920	17.5%

Owl Rock Technology Income Corp.
Consolidated Schedule of Investments
(Amounts in thousands)
(Unaudited)

Company(1)(2)(4)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Construction & Engineering
Dodge Data & Analytics LLC(8)	First lien senior secured loan	L + 4.75%	9/15/2028	12,500	12,317	12,188	2.1%
Containers and packaging
Five Star Lower Holding LLC(9)	First lien senior secured loan	S + 4.25%	5/5/2029	21,875	21,552	21,547	3.7%
Diversified Consumer Services
Litera Bidco LLC(6)	First lien senior secured loan	L + 6.00%	5/29/2026	20,572	20,333	20,520	3.5%
Sophia, L.P.(9)	First lien senior secured loan	S + 4.25%	10/7/2027	10,000	9,903	9,900	1.7%
				30,572	30,236	30,420	5.2%
Diversified Financial Services
Ministry Brands Holdings, LLC(7)	First lien senior secured loan	L + 5.50%	12/28/2028	17,611	17,279	16,951	2.9%
Ministry Brands Holdings, LLC(15)(16)(17)	First lien senior secured delayed draw term loan	L + 5.50%	12/27/2023	—	(52)	(155)	—%
Ministry Brands Holdings, LLC(15)(16)	First lien senior secured revolving loan	L + 5.50%	12/27/2027	—	(31)	(64)	—%
Smarsh Inc.(11)	First lien senior secured loan	S + 6.50%	2/16/2029	26,667	26,411	26,067	4.5%
Smarsh Inc.(15)(16)(17)	First lien senior secured delayed draw term loan	S + 6.50%	2/18/2024	—	(32)	(83)	—%
Smarsh Inc.(15)(16)	First lien senior secured revolving loan	S + 6.50%	2/16/2029	—	(16)	(38)	—%
				44,278	43,559	42,678	7.4%
Food & Staples Retailing
CFS Brands LLC(6)	First lien senior secured loan	L + 3.00%	3/20/2025	7,712	7,469	7,288	1.2%
CFS Brands LLC(15)(17)	First lien senior secured delayed draw term loan	L + 3.00%	12/2/2022	—	—	(45)	—%
				7,712	7,469	7,243	1.2%
Health Care Technology
Athenahealth Group Inc.(9)(13)	First lien senior secured loan	S + 3.50%	2/15/2029	6,841	6,473	6,280	1.1%
Athenahealth Group Inc.(13)(15)(16)(17)	First lien senior secured delayed draw term loan	S + 3.50%	8/15/2023	—	(62)	(89)	—%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(15)(16)(17)	First lien senior secured delayed draw term loan	S + 6.00%	10/29/2023	—	(95)	(225)	—%
Hyland Software, Inc.(6)	Second lien senior secured loan	L + 6.25%	7/7/2025	7,187	7,098	7,025	1.2%
Iconic IMO Merger Sub, Inc.(10)	First lien senior secured loan	S + 6.00%	5/11/2029	20,846	20,436	20,429	3.5%
Iconic IMO Merger Sub, Inc.(15)(16)(17)	First lien senior secured delayed draw term loan	S + 6.00%	5/13/2024	—	(49)	(50)	—%
Iconic IMO Merger Sub, Inc.(9)(15)	First lien senior secured revolving loan	S + 6.00%	5/11/2028	248	200	199	—%
Imprivata, Inc.(9)	First lien senior secured loan	S + 4.25%	12/1/2027	5,420	5,283	5,263	0.9%

Owl Rock Technology Income Corp.
Consolidated Schedule of Investments
(Amounts in thousands)
(Unaudited)

Company(1)(2)(4)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Imprivata, Inc.(9)	Second lien senior secured loan	S + 6.25%	12/1/2028	17,648	17,475	17,472	3.0%
Inovalon Holdings, Inc.(6)	First lien senior secured loan	L + 6.25% (incl. 2.75% PIK)	11/24/2028	12,838	12,544	12,325	2.1%
Inovalon Holdings, Inc.(15)(16)(17)	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	—	(15)	(37)	—%
Inovalon Holdings, Inc.(6)	Second lien senior secured loan	L + 10.50% PIK	11/25/2033	37,565	37,000	36,532	6.3%
Interoperability Bidco, Inc. (dba Lyniate)(10)	First lien senior secured loan	S + 7.00%	12/28/2026	23,853	23,715	23,436	4.0%
Interoperability Bidco, Inc. (dba Lyniate)(10)(17)	First lien senior secured delayed draw term loan	S + 7.00%	1/28/2023	4,771	4,735	4,687	0.8%
Interoperability Bidco, Inc. (dba Lyniate)(15)(16)	First lien senior secured revolving loan	S + 7.00%	12/26/2024	—	(7)	(23)	—%
				137,217	134,731	133,224	22.9%
Health Care Equipment & Supplies
Medline Borrower, LP(6)(13)	First lien senior secured loan	L + 3.25%	10/23/2028	4,364	4,154	4,040	0.7%
Health Care Providers & Services
Plasma Buyer LLC(10)	First lien senior secured loan	S + 5.75%	5/12/2029	17,017	16,681	16,676	2.9%
Plasma Buyer LLC(15)(16)(17)	First lien senior secured delayed draw term loan	S + 5.75%	5/12/2024	—	(43)	(44)	—%
Plasma Buyer LLC(15)(16)	First lien senior secured revolving loan	S + 5.75%	5/12/2028	—	(37)	(38)	—%
TC Holdings, LLC (dba TrialCard)(10)	First lien senior secured loan	S + 5.00%	4/14/2027	8,929	8,843	8,839	1.5%
TC Holdings, LLC (dba TrialCard)(15)(16)	First lien senior secured revolving loan	S + 5.00%	4/14/2027	—	(10)	(11)	—%
				25,946	25,434	25,422	4.4%
Insurance
Asurion, LLC(6)(13)	Second lien senior secured loan	L + 5.25%	1/22/2029	29,332	27,270	24,785	4.3%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(9)(15)(17)	First lien senior secured delayed draw term loan	L + 6.00%	8/16/2023	21,000	20,676	20,792	3.6%
				50,332	47,946	45,577	7.9%
IT Services
BCPE Nucleon (DE) SPV, LP(8)	First lien senior secured loan	L + 7.00%	9/24/2026	22,679	22,458	22,395	3.9%
Kaseya Inc.(10)	First lien senior secured loan	S + 5.75%	6/25/2029	66,900	65,566	65,562	11.3%
Kaseya Inc.(15)(16)(17)	First lien senior secured delayed draw term loan	S + 5.75%	6/24/2024	—	(40)	(41)	—%
Kaseya Inc.(15)(16)	First lien senior secured revolving loan	S + 5.75%	6/25/2029	—	(81)	(81)	—%
				89,579	87,903	87,835	15.2%

Owl Rock Technology Income Corp.
Consolidated Schedule of Investments
(Amounts in thousands)
(Unaudited)

Company(1)(2)(4)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Life Sciences Tools & Services
Parexel International, Inc.(6)	Second lien senior secured loan	L + 6.50%	11/15/2029	5,000	4,901	4,824	0.8%
Professional Services
Sovos Compliance, LLC(6)(13)	First lien senior secured loan	L + 4.50%	8/11/2028	7,120	6,955	6,689	1.2%
Sovos Compliance, LLC(6)(13)(17)	First lien senior secured delayed draw term loan	L + 4.50%	8/12/2023	1,236	1,204	1,161	0.2%
				8,356	8,159	7,850	1.4%
Real Estate Management & Development
Realpage, Inc.(6)(13)	Second lien senior secured loan	L + 6.50%	4/23/2029	25,000	24,659	23,688	4.1%
Road & Rail
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)(15)(16)(17)	First lien senior secured delayed draw term loan	L + 5.50%	8/18/2023	—	(32)	—	—%

Systems Software
Appfire Technologies, LLC(15)(16)(17)	First lien senior secured delayed draw term loan	S + 5.50%	6/14/2024	—	(136)	(138)	—%
Appfire Technologies, LLC(10)(15)	First lien senior secured revolving loan	S + 5.50%	3/9/2027	93	69	69	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(8)(13)	First lien senior secured loan	L + 3.75%	12/1/2027	10,000	9,457	9,031	1.6%
Rubrik, Inc.(6)	First lien senior secured loan	S + 6.50%	6/10/2027	28,269	27,709	27,761	4.8%
Rubrik, Inc.(15)(16)	First lien senior secured delayed draw term loan	S + 6.50%	6/10/2027	—	—	(58)	—%
Securonix, Inc.(10)	First lien senior secured loan	S + 6.50%	4/5/2028	19,774	19,579	19,576	3.4%
Securonix, Inc.(15)(16)	First lien senior secured revolving loan	S + 6.50%	4/5/2028	—	(35)	(36)	—%
				58,136	56,643	56,205	9.8%
Technology Infrastructure
Help/Systems Holdings, Inc.(9)(13)	First lien senior secured loan	S + 4.00%	11/19/2026	14,962	14,288	13,982	2.4%
Help/Systems Holdings, Inc.(10)	Second lien senior secured loan	S + 6.75%	11/19/2027	20,000	19,810	19,050	3.3%
				34,962	34,098	33,032	5.7%
Total non-controlled/non-affiliated portfolio company debt investments				907,670	889,247	880,024	151.6%
Equity Investments
Application Software
Alpine-22(18)(21)	LP Interest	N/A	N/A	6,667	6,670	6,667	1.1%
Health Care Technology
Minerva Holdco, Inc.(14)(21)	Senior A Preferred Stock	10.75% PIK	N/A	41,634	40,882	38,303	6.6%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya) (14)(21)	Perpetual Preferred Stock	11.75% PIK	N/A	50,000	48,753	48,750	8.4%

Owl Rock Technology Income Corp.
Consolidated Schedule of Investments
(Amounts in thousands)
(Unaudited)

Company(1)(2)(4)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Technology Infrastructure
Halo Parent Newco, LLC(14)(21)	Class H PIK Preferred Equity	11.00% PIK	N/A	10,324	10,132	9,911	1.7%
Total non-controlled/non-affiliated portfolio company equity investments					$106,437	$103,631	17.8%
Total Investments					$995,684	$983,655	169.4%

(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Unless otherwise indicated, all investments are considered Level 3 investments.
(3)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(4)As of June 30, 2022, the net estimated unrealized loss for U.S. federal income tax purposes was $10.9 million based on a tax cost basis of $994.6 million. As of June 30, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $11.4 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $0.5 million.
(5)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, three-, six-, or twelve-month LIBOR), Secured Overnight Financing Rate ("SOFR" or "S") (which can include one-, three-, or six- SOFR), or an Sterling Overnight Interbank Average Rate ("SONIA" or "SA") at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2022 was 1.79%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2022 was 2.29%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2022 was 2.94%.
(9)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2022 was 1.69%.
(10)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2022 was 2.12%.
(11)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2022 was 2.63%.
(12)The interest rate on these loans is subject to SONIA, which as of June 30, 2022 was 1.19%.
(13)Level 2 investment.
(14)Contains a fixed rate structure.
(15)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(16)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(17)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(18)Investment is non-income producing.
(19)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility. See Note 6 "Debt".
(20)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2022, non-qualifying assets represented 2.9% of total assets as calculated in accordance with the regulatory requirements.
(21)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2022, the aggregate fair value of these securities is $103.6 million or 17.8% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Halo Parent Newco, LLC	Class H PIK Preferred Equity	May 4, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	June 23, 2022
Minerva Holdco, Inc.	Senior A Preferred Stock	May 2, 2022
Project Alpine Co-Invest Fund, LP	LP Interest	June 10, 2022

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Income Corp.
Consolidated Statement of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended June 30, 2022(1)	For the Six Months Ended June 30, 2022(1)
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$6,996	$6,996
Net change in unrealized gain (loss)	(11,603)	(11,603)
Net realized gain (loss) on investments	(526)	(526)
Net Increase (Decrease) in Net Assets Resulting from Operations	(5,133)	(5,133)
Distributions
Class S	(4)	(4)
Class I	(5,884)	(5,884)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(5,888)	(5,888)
Capital share Transactions
Class S:
Issuance of shares of common stock	750	750
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	750	750
Class I:
Issuance of shares of common stock	589,741	589,741
Reinvestment of shareholders' distributions	987	987
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	590,728	590,728
Total Increase (Decrease) in Net Assets	580,457	580,457
Net Assets, at beginning of period	151	151
Net Assets, at end of period	$580,608	$580,608
(1)The Company was initially capitalized on September 30, 2021 and commenced operations on May 2, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Income Corp. Consolidated Statement of Cash Flows
(Amounts s in thousands, except share amounts)
(Unaudited)

Six Months Ended June 30, 2022(1)
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$(5,133)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,024,029)
Proceeds from investments and investment repayments, net	30,761
Net accretion/amortization of discount/premium on investments	(291)
Payment-in-kind interest	(1,203)
Payment-in-kind dividends	(905)
Net change in unrealized (gain) loss on investments	11,399
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	204
Net realized (gain) loss on investments	(17)
Amortization of debt issuance costs	362
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(3,878)
(Increase) decrease in prepaid expenses and other assets	(478)
(Increase) decrease in investments funded in advance	(96,855)
(Increase) decrease in due from advisor	(174)
Increase (decrease) in payable for investments purchased	12,985
Increase (decrease) in accrued expenses and other liabilities	2,963
Net cash provided by (used in) operating activities	(1,074,289)
Cash Flows from Financing Activities
Borrowings on debt	503,216
Debt issuance costs	(12,719)
Proceeds from issuance of common shares	590,491
Cash distributions paid to shareholders	(1,462)
Net cash provided by (used in) financing activities	1,079,526
Net increase (decrease) in cash	5,237
Cash, beginning of period	86
Cash, end of period	$5,323

Supplemental and Non-Cash Information
Interest paid during the period	$369
Distributions declared during the period	$5,888
Reinvestment of distributions during the period	$987
Distribution payable	$3,439
(1)The Company was initially capitalized on September 30, 2021 and commenced operations on May 2, 2022.
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
On December 9, 2021, the Company formed a wholly-owned subsidiary, OR Tech Lending IC LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Tech Lending IC LLC makes loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business.
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
On October 6, 2021, the Company received a subscription agreement, totaling $50.0 million for the purchase of Class I common shares of its common stock from Owl Rock Feeder FIC ORTIC LLC (“Feeder FIC ORTIC”) and Blue Owl Capital Holdings LP (“Blue Owl Holdings”), entities affiliated with the Adviser. The Company called $0.2 million and $50.0 million under the subscription agreement as of December 31, 2021 and June 30, 2022, respectively.
The Company is currently publicly offering on a continuous basis up to $5.0 billion in shares. Since meeting the minimum offering requirement and commencing its continuous public offering through June 30, 2022, the Company has issued 75,301 shares of Class S common stock, and 5,000,100 shares of Class I common stock, for gross proceeds of $0.7 million, and $50.0 million,

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
respectively, including $1,000 of seed capital contributed by its Initial Shareholder. The Company has issued 54,011,353 shares of its Class I common stock in the private offering and raised gross proceeds of approximately $539.9 million.
As of June 30, 2022, there were no shares of Class D common stock outstanding.
Note 2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements, have been included. The Company was initially capitalized on September 30, 2021. The Company commenced operations on May 2, 2022, and therefore comparative financial statements are not presented. The Company’s fiscal year ends on December 31.
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
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We intend to comply with the new rule`s mandatory requirements on or before the compliance date in September 2022.
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes accretion or amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three and six months ended June 30, 2022, PIK interest and PIK dividend income earned was $1.2 million and $1.1 million, representing 11.9% and 10.3% of investment income, respectively.
Discounts to par value on securities purchased are accreted into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the accretion or amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
Expenses that are common to all share classes are borne by each class of shares based on the net assets of the Company attributable to each class. Expenses that are specific to a class of shares are allocated to such class either directly or through the servicing fees paid pursuant to the Company’s distribution plan. See Note 3. "Agreements and Related Party Transactions – Shareholder Servicing Plan.”
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
For the three and six months ended June 30, 2022, management fees were $0.3 million and $0.3 million, respectively, of which $0.3 million and $0.3 million was waived for each respective period.
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
For the three and six months ended June 30, 2022, performance-based incentive fees were $0.9 million and $0.9 million, respectively, of which $0.9 million and $0.9 million was waived for each respective period.
The Adviser and its affiliates have agreed to waive the performance-based incentive fee and capital gains based incentive fee through October 31, 2022. Any portion of the incentive fees waived shall not be subject to recoupment.
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
For the three and six months ended June 30, 2022, subject to the 1.5% organization and offering cost cap, the Company did not accrue any organization and offering expenses that are reimbursable to the Adviser.
From October 1, 2021 to November 30, 2021, the Company was advised by ORTA, an affiliate of the Adviser, which also served as the Company's administrator. On November 30, 2021, the Company entered into the Investment Advisory Agreement and the Administration Agreement, under which the Adviser serves as the Company's Adviser and administrator, respectively.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, and certain of its affiliates rely on an order for exemptive relief (the "Order") that has been granted to Owl Rock Capital Advisors LLC to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing, and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
The Adviser is affiliated with Owl Rock Capital Advisors LLC ("ORCA"), ORTA, Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA” and together with ORCA, ORTA, ORPFA and the Adviser, the “Owl Rock Advisers”), which are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise part of “Owl Rock”, a division of Blue Owl focused on direct lending. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, and other funds managed by the Adviser, or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of the the Order and that have a similar investment objective to the Company's.
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
There was $0.2 million of expense support recorded for the three and six months ended June 30, 2022.

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)(3)
($ in thousands)
June 30, 2022	$(174)	$—	$(174)	6.3%	June 30, 2025	—%
Total	$(174)	$—	$(174)
(1) The effective rate of distribution per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular monthly cash distributions per share as of such date without compounding), divided by the Company’s net asset value per share as of such date.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
(2) The operating expense ratio is calculated by dividing operating expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by the Company’s net assets.
(3) The operating expense ratio for the period presented rounds to less than 0.01%.

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
Promissory Note
On October 4, 2021, the Board authorized the Company, as Borrower, to enter into a revolving promissory note (the “Promissory Note”) with an entity affiliated with the Adviser. On June 22, 2022, the Company and Feeder FIC, as lender, entered into a termination agreement pursuant to which the Promissory Note was terminated. Upon execution of the Termination Agreement there were no amounts outstanding pursuant to the Promissory Notes. See Note 6 “Debt”.
Note 4. Investments
Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, "non-affiliated investments" are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Investments at fair value and amortized cost consisted of the following as of June 30, 2022:

	June 30, 2022
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$734,634	$730,587
Second-lien senior secured debt investments	154,613	149,437
Preferred equity investments	99,767	96,964
Common equity investments	6,670	6,667
Total Investments	$995,684	$983,655
The Company uses Global Industry Classification Standards ("GICS") for classifying the industry groupings of its portfolio companies. The industry composition of investments based on fair value as of June 30, 2022 was as follows:

June 30, 2022
Application Software	18.4%
Beverages	4.9%
Buildings and real estate	2.1%
Commercial Services & Supplies	10.4%
Construction & Engineering	1.2%
Containers and packaging	2.2%
Diversified Consumer Services	3.1%
Diversified Financial Services	4.3%
Food & Staples Retailing	0.7%
Health Care Technology	17.4%
Health Care equipment & supplies	0.4%
Health Care providers & services	2.6%
Insurance	4.6%
IT Services	13.9%
Life Sciences Tools & Services	0.5%
Professional Services	0.8%
Real Estate Management & Development	2.4%
Systems Software	5.7%
Technology Infrastructure	4.4%
Total	100.0%

The geographic composition of investments based on fair value as of June 30, 2022 was as follows:

June 30, 2022
United States:
Midwest	20.3%
Northeast	20.7%
South	37.6%
West	18.2%
International	3.2%
Total	100.0%

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 5. Fair Value of Investments
The following table presents the fair value hierarchy of investments as of June 30, 2022:

	Fair Value Hierarchy as of June 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$41,094	$689,493	$730,587
Second-lien senior secured debt investments	—	48,473	100,964	149,437
Preferred equity investments	—	—	96,964	96,964
Common equity investments	—	—	6,667	6,667
Total Investments	$—	$89,567	$894,088	$983,655
The following table presents changes in fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months and six months ended June 30, 2022:

	As of and for the Three Months Ended June 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$—	$—	$—	$—	$—
Purchases of investments, net	722,416	101,664	98,845	6,671	929,596
Payment-in-kind	201	1,002	905	—	2,108
Proceeds from investments, net	(30,694)	—	—	—	(30,694)
Net change in unrealized gain (loss)	(2,672)	(1,719)	(2,802)	(4)	(7,197)
Net realized gains (losses)	17	—	—	—	17
Net accretion/amortization of discount/premium on investments	225	17	16	—	258
Transfers into (out of) Level 3(1)	—	—	—	—	—
Fair value, end of period	$689,493	$100,964	$96,964	$6,667	$894,088

(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

	As of and for the Six Months Ended June 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$—	$—	$—	$—	$—
Purchases of investments, net	722,416	101,664	98,845	6,671	929,596
Payment-in-kind	201	1,002	905	—	2,108
Proceeds from investments, net	(30,694)	—	—	—	(30,694)
Net change in unrealized gain (loss)	(2,672)	(1,719)	(2,802)	(4)	(7,197)
Net realized gains (losses)	17	—	—	—	17
Net accretion/amortization of discount/premium on investments	225	17	16	—	258
Transfers into (out of) Level 3(1)	—	—	—	—	—
Fair value, end of period	$689,493	$100,964	$96,964	$6,667	$894,088

(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following tables present information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and six months ended June 30, 2022:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2022 on Investments Held at June 30, 2022	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2022 on Investments Held at June 30, 2022
First-lien senior secured debt investments	(2,672)	(2,672)
Second-lien senior secured debt investments	(1,719)	(1,719)
Preferred equity investments	(2,802)	(2,802)
Common equity investments	(4)	(4)
Total Investments	$(7,197)	$(7,197)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2022. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$235,980	Yield Analysis	Market Yield	8.5% - 11.6% (10.7%)	Decrease
	453,513	Recent Transaction	Transaction Price	73.8% - 99.0% (98.4%)	Increase
Second-lien senior secured debt investments	$83,492	Yield Analysis	Market Yield	11.7% - 15.7% (13.7%)	Decrease
	17,472	Recent Transaction	Transaction Price	99.0% - 99.0% (99.0%)	Increase
Preferred equity investments	$48,214	Yield Analysis	Market Yield	14.8% - 15.5% (14.9%)	Decrease
	48,750	Recent Transaction	Transaction Price	97.5% - 97.5% (97.5%)	Increase
Common equity investments	$6,667	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase

The Company typically determines the fair value of its performing Level 3 debt investments utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to its total enterprise value, and the rights and remedies of the Company’s investment within the portfolio company’s capital structure.

Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 debt investments primarily include current market yields, including relevant market indices, but may also include quotes from brokers, dealers, and pricing services as indicated by comparable investments. For the Company’s Level 3 equity investments, a market approach, based on comparable publicly-traded company and comparable market transaction multiples of revenues, EBITDA, or some combination thereof and comparable market transactions typically would be used.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following tables present the carrying and fair values of the Company’s debt obligations as of June 30, 2022.

	June 30, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value
Revolving Credit Facility	$490,433	$490,433
SPV Asset Facility I	—	—
Total Debt	$490,433	$490,433
(1) The carrying value of the Company's Revolving Credit Facility is presented net of unamortized debt issuance costs of $12.4 million.
Financial Instruments Not Carried at Fair Value
As of June 30, 2022 and December 31, 2021, the carrying amounts of the Company's assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short term maturities.

Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2022, the Company’s asset coverage was 212.0%.
Debt obligations consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$1,000,000	$—	$—	$—
Revolving Credit Facility	725,000	502,790	222,210	490,433
Total Debt	$1,725,000	$502,790	$222,210	$490,433
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of our Revolving Credit Facility is presented net unamortized debt issuance costs of $12.4 million.

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Promissory Note	$100,000	—	$100,000	—
Total Debt	$100,000	$—	$100,000	$—

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

For the three and six months ended June 30, 2022, the components of interest expense were as follows:

($ in thousands)	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Interest Expense(1)	$2,440	$2,440
Amortization of debt issuance costs	362	362
Total Interest Expense	$2,802	$2,802
Average interest rate(2)(3)	14.1%	14.1%
Average daily borrowings(2)(3)	$105,886	$105,886

(1) Interest expense excludes approximately $0.6 million of financing fees incurred in connection with the Macquarie warehouse agreements prior to the commencement of operations on May 2, 2022.
(2) Averages reflect the period from May 2, 2022, the date of the agreement, through June 30, 2022.
(3) Averages are calculated based on annualized amounts.

Promissory Note
On October 6, 2021, the Company, as borrower, entered into a Loan Agreement (the "FIC Agreement") with Owl Rock Feeder FIC LLC, (“Feeder FIC”), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the "Promissory Notes") to borrow up to an aggregate of $100.0 million from Feeder FIC. Under the FIC Agreement, the Company could re-borrow any amount repaid; however, there was no funding commitment between Feeder FIC and the Company.
On March 23, 2022, the Company entered into an amendment to the FIC Agreement to change the manner in which interest is calculated.
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
The interest rate on amounts borrowed pursuant to the Promissory Notes after March 23, 2022 was based on the lesser of the rate of interest for a SOFR Loan or an ABR Loan under the Credit Agreement dated as of December 7, 2021, as amended or supplemented from time to time, by and among Blue Owl Finance LLC, as Borrower, Blue Owl Capital Holdings LP and Blue Owl Capital Carry LP as Parent Guarantors, the Subsidiary Guarantors party thereto, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and Sumitomo Mitsui Banking Corporation, as Co-Documentation Agents and MUFG Bank, Ltd., as Administrative Agent.
The unpaid principal balance of any Promissory Notes and accrued interest thereon was payable by the Company from time to time at the discretion of the Company but immediately due and payable upon 120 days written notice by Feeder FIC, and in any event due and payable in full no later than February 28, 2023. The Company intends to use the borrowed funds to leverage its current investment portfolio and to make investments in portfolio companies consistent with its investment strategies.
On June 22, 2022, the Company and Feeder FIC, entered into a termination agreement (the "Termination Agreement") pursuant to which the FIC Agreement was terminated. Upon execution of the Termination Agreement, there were no amounts outstanding under the Loan Agreement or the Promissory Notes.
Revolving Credit Facility
On May 2, 2022, the Company entered into a Senior Secured Credit Agreement (the “Facility”). The parties to the Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Sumitomo Mitsui Banking Corporation as Administrative Agent, Sumitomo Mitsui Banking Corporation, as Sole Bookrunner and a Joint Lead Arranger, Truist Securities, Inc., as a Joint Lead Arranger, and Truist Bank as Documentation Agent.
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

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The maximum principal amount of the Facility is $725 million (increased from $400 million to $725 million on June 22, 2022), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Facility may be increased to $1.75 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $200 million limit for swingline loans, with the aggregate principal amount of outstanding swingline loans of any swingline lender being limited to up to $50 million, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
The availability period under the Facility will terminate on May 1, 2026 (“Commitment Termination Date”) and the Facility will mature on April 30, 2027 (“Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Facility in U.S. dollars will bear interest at either term SOFR plus a margin, or the prime rate plus a margin. The Company may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Company will also pay a fee of 0.375% on average daily undrawn amounts under the Facility.
The Facility includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and other maintenance covenants, as well as customary events of default. The Facility requires a minimum asset coverage ratio with respect to the consolidated assets of the Company and its subsidiaries to senior securities that constitute indebtedness of no less than 1.50 to 1.00, measured at the last day of any fiscal quarter.
SPV Asset Facility I
On May 6, 2022 (the “SPV Asset Facility I Closing Date”), Tech Income Funding I LLC (the “Tech Income Funding I”), a Delaware limited liability company and a newly formed subsidiary of the Company entered into a Margining Agreement (the “Margining Agreement”), with Goldman Sachs Bank USA, as Administrative Agent, in connection with the Credit Agreement among Tech Income Funding I, as Borrower, the lenders from time to time parties thereto (the “SPV Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian executed on April 27, 2022 (the “SPV Asset Facility I”).
Following the SPV Asset Facility I Closing Date, from time to time, the Company expects to sell and contribute certain investments to Tech Income Funding I pursuant to a Sale and Contribution Agreement by and between the Company and Tech Income Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Tech Income Funding I, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Tech Income Funding I through its ownership of Tech Income Funding I. The maximum principal amount which may be borrowed under the Credit Facility is $1 billion; the availability of this amount is subject to a borrowing base test, which is based on the value of Tech Income Funding I’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits and other portfolio tests.
The SPV Asset Facility I provides for the ability to draw and redraw revolving loans under the SPV Asset Facility I for a period of up to three years after the SPV Asset Facility I Closing Date. Unless otherwise terminated, the SPV Asset Facility I will mature on May 6, 2027 (the “SPV Asset Facility I Stated Maturity”). Prior to the PV Asset Facility I Stated Maturity, proceeds received by Tech Income Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, applied to reinvest in additional eligible assets (for a period of up to three years after the SPV Asset Facility I Closing Date, subject to certain conditions) and the excess interest may be returned to the Company, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, Tech Income Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The SPV Asset Facility I may be permanently reduced, in whole or in part, at the option of Tech Income Funding I subject to payment of a premium for a period of time.
Amounts drawn bear interest at a reference rate (initially term SOFR) plus a spread of 2.75% and the spread is payable on the amount by which the undrawn amount exceeds a minimum threshold, initially zero and ramping to 70% of the commitment amount. The undrawn amount of the commitment not subject to such spread payment is subject to an undrawn fee of 0.50% per annum. Certain additional fees are payable on each payment date to Goldman Sachs as Administrative Agent. In addition, under the Margining Agreement and Credit Agreement, Tech Income Funding I is required to post cash margin (or in certain cases, additional eligible assets) to the Administrative Agent if a borrowing base deficiency occurs or if the weighted average price gap (as defined in

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
the Margining Agreement), which is a measure of the excess of the aggregate market value assigned by the Administrative Agent to Tech Income Funding I’s assets over the total amount drawn under the SPV Asset Facility I, falls below a threshold level.
The SPV Asset Facility I contains customary covenants, including certain maintenance covenants, and events of default. The SPV Asset Facility I will be secured by a perfected first priority security interest in the assets of Tech Income Funding I and on any payments received by Tech Income Funding I in respect of those assets. Assets pledged to the SPV Lenders will not be available to pay the debts of the Company.
Borrowings of Tech Income Funding I LLC are considered the Company's borrowing for purposes of complying with the asset coverage requirements under the 1940 Act.
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of June 30, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2022
($ in thousands)
Anaplan Inc.	First lien senior secured revolving loan	$6,481
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	18,367
Appfire Technologies, LLC	First lien senior secured revolving loan	1,539
Armstrong Bidco Limited	First lien senior secured delayed draw term loan	16,836
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	1,159
Certify, Inc.	First lien senior secured delayed draw term loan	4,563
CFS Brands LLC	First lien senior secured delayed draw term loan	2,269
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	375
Fullsteam Operations, LLC	First lien senior secured multi-draw term loan	39,644
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	10,000
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	4,963
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,234
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	1,350
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,304
Kaseya Inc.	First lien senior secured delayed draw term loan	4,050
Kaseya Inc.	First lien senior secured revolving loan	4,050
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)	First lien senior secured delayed draw term loan	4,723
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	5,650
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	1,695
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	4,000
Plasma Buyer LLC	First lien senior secured delayed draw term loan	4,412
Plasma Buyer LLC	First lien senior secured revolving loan	1,891
Rubrik, Inc.	First lien senior secured delayed draw term loan	3,231
Securonix, Inc.	First lien senior secured revolving loan	3,559
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	7,716
Smarsh Inc.	First lien senior secured delayed draw term loan	6,667
Smarsh Inc.	First lien senior secured revolving loan	1,667
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071
Total Unfunded Portfolio Company Commitments		$166,216

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
As of June 30, 2022, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser and its affiliates have incurred organization and offering costs on behalf of the Company in the amount of $3.3 million for the period from June 22, 2021 (Inception) to June 30, 2022, and $1.8 million for the period from June 22, 2021 (Inception) to December 31, 2021, of which, no organization and offering costs have been charged to the Company as of June 30, 2022 and December 31, 2021. Under the Investment Advisory Agreement, there will be no liability on the Company`s part for the offering or organization costs funded by the Adviser or its affiliates until the Company has satisfied the minimum offering requirement. At such time, the Adviser will be entitled to receive up to 1.5% of gross offering proceeds raised in the Company`s continuous public offering until all organization and offering costs funded by the Adviser or its affiliates have been recovered
Expense Deferral Agreement
The Adviser has agreed to incur and pay certain expenses pursuant to the Expense Deferral Agreement prior to the Company receiving and accepting, in cash, $1.75 billion in aggregate subscriptions from the sale of its shares of common stock in the offering (the "First Subscription Condition"). The Company will be obligated to reimburse one-third of the aggregate amount of expenses paid by the Adviser upon meeting the First Subscription Condition. See Note 3 “Agreements and Related Party Transactions.”
The total directors' fees, other general and administrative expenses, and professional fees incurred by the Adviser on behalf of the Company for the period from June 22, 2021 (Inception) to June 30, 2022, were $1.5 million, and for the period from June 22, 2021 (Inception) to December 31, 2021, $0.3 million.
Warehousing Transaction with Cliffwater
On November 23, 2021, the Company entered into a warehouse agreement with Cliffwater Corporate Lending Fund (“Cliffwater”) to warehouse $200.0 million of investments. The Company and Cliffwater agreed to increase the size of the warehouse to $500.0 million to fund additional investments as needed. The warehouse agreement created a forward obligation for Cliffwater to sell and a forward obligation for the Company to purchase certain investments owned and held by Cliffwater at the Company's request. The Company had no obligation to purchase the investments under the warehouse agreement before aggregate subscriptions for the Company's shares reached $450.0 million.
In May 2022, the Company purchased $376.1 million of funded principal with an aggregate cost of $371.0 million from Cliffwater, under a warehouse agreement, inclusive of $55.2 million of unfunded commitments. The warehouse agreement terminated upon the Company purchasing the last investment from Cliffwater in May 2022.
Warehouse Facility with Macquarie
On March 21, 2022, the Board approved that the Company may enter into multiple purchase agreements with Macquarie US Trading LLC (“Macquarie”) and certain of its affiliates (each, a “Financing Provider” and collectively, the “Financing Providers”).
Under the purchase agreements, the Company had forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Providers, each of whom was obligated to settle the sale of such investments subject to the following conditions: (a) that the Company has received a minimum of $450.0 million of subscriptions; and (b) that the Board has approved the purchase of the specific Warehouse Investments (collectively, the "Warehouse Conditions").
Prior to such time as the Company satisfied the Warehouse Conditions, its obligations under the purchase agreements were guaranteed by an affiliate of the Adviser. On May 10, 2022, conditions under the purchase agreement with Macquarie were met and the Company was obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of June 30, 2022, the Company settled the 4 warehouse investments that the Financing Providers purchased having an aggregate funded principal of $129.2 million and aggregate cost of $127.0 million. As of June 30, 2022, there were no purchase agreements outstanding with the Financing Providers.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2022, management was not aware of any pending or threatened litigation.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 8. Net Assets
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
The following table summarizes transactions with respect to shares of the Company's common stock during the three and six months ended June 30, 2022:

	For the Three Months Ended June 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	75,301	$755	—	$—	4,985,000	$49,850	5,060,301	$50,605
Shares/gross proceeds from the private placements	—	—	—	—	54,011,353	539,891	54,011,353	539,891
Reinvestment of distributions	—	—	—	—	99,122	987	99,122	987
Repurchased shares	—	—	—	—	—	—	—	—
Total shares/gross proceeds	75,301	$755	—	$—	59,095,475	$590,728	59,170,776	$591,483
Sales load	—	(5)	—	—	—	—	—	(5)
Total shares/net proceeds	75,301	$750	—	—	59,095,475	$590,728	59,170,776	$591,478

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	For the Six Months Ended June 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	75,301	$755	—	$—	4,985,000	$49,850	5,060,301	$50,605
Shares/gross proceeds from the private placements	—	—	—	—	54,011,353	539,891	54,011,353	539,891
Reinvestment of distributions	—	—	—	—	99,122	987	99,122	987
Repurchased shares	—	—	—	—	—	—	—	—
Total shares/gross proceeds	75,301	$755	—	$—	59,095,475	$590,728	59,170,776	$591,483
Sales load	—	(5)	—	—	—	—	—	(5)
Total shares/net proceeds	75,301	$750	—	$—	59,095,475	$590,728	59,170,776	$591,478
In accordance with the Company’s share pricing policy, the Company will modify its public offering prices to the extent necessary to comply with the requirements of the 1940 Act, including the requirement that it not sell shares at a net offering price below the net asset value per share unless the Company obtains the requisite approval from its shareholders.
The changes to the Company's offering price per share since the commencement of the Company's initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)
June 1, 2022	$9.96	$—	$9.96
(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)
June 1, 2022	$9.96	$—	$9.96
(1) Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial offering price	$10.00	$—	$10.00
June 1, 2022	$9.96	$—	$9.96
Distributions
The Board intends to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.
The following table presents cash distributions per share that were declared during the six months ended June 30, 2022:

	Class S common stock distributions		Class D common stock distributions		Class I common stock distributions
($ in thousands, except per share amounts)	Per Share(1)(2)	Amount	Per Share	Amount	Per Share(2)	Amount
2022
May 31, 2022	$—	$—	N/A	N/A	$0.04	$2,449
June 30, 2022	0.06	4	N/A	N/A	0.06	3,435
Total	$0.06	$4	N/A	N/A	$0.10	$5,884
(1) Distributions per share are gross of shareholder servicing fees.
(2) Amounts presented differs slightly from actuals due to rounding.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
On May 3, 2022, the Company's board of directors declared a distribution of $0.04583 per share, payable on or before June 30, 2022 to shareholders of record as of May 31, 2022.
On June 24, 2022, the Company's board of directors declared a distribution of $0.05810 per share, payable on or before July 29, 2022 to shareholders of record as of June 30, 2022.
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
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. the following table reflects the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2022:

	For the Six Months Ended June 30, 2022
Source of Distribution(3)	Per Share(1)(4)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.12	$6,996	118.8%
Net realized gain (loss) on investments(2)	—	17	0.3
Distributions in excess of (undistributed) net investment income	(0.02)	$(1,125)	(19.1)%
Total	$0.10	$5,888	100.0%
(1) Distributions per share are gross of shareholder servicing fees.
(2) The net realized gain (loss) on investments per share for the six months ended June 30, 2022, rounds to less than $0.01 per share.
(3) Data in this table is presented on a consolidated basis. Refer to Note 11 "Financial Highlights" for amounts by share class.
(4) Differ slightly from actuals due to rounding.

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
The Company had not commenced its periodic share repurchase program as of June 30, 2022.
Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2022:

	For the Three Months Ended June 30, 2022(1)			For the Six Months Ended June 30, 2022(1)
($ in thousands, except per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Increase (decrease) in net assets resulting from operations	$(7)	N/A	$(5,126)	$(7)	N/A	$(5,126)
Weighted average shares of common stock outstanding—basic and diluted	37,651	N/A	56,276,752	37,651	N/A	56,276,752
Earnings (loss) per common share—basic and diluted(2)	$(0.17)	NA	(0.09)	$(0.17)	NA	$(0.09)
(1)The Company commenced operations on May 2, 2022.
(2)The computation of EPS based on amounts presented differs slightly from actuals due to rounding.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 10. Income Taxes
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
For the three and six months ended June 30, 2022, the Company did not record an expense for U.S. federal excise tax.
Note 11. Financial Highlights
The following are the financial highlights for a common share outstanding during the six months ended June 30, 2022:

	For the Six Months Ended June 30, 2022
($ in thousands, except share and per share amounts)(1)(10)	Class S common stock(8)	Class I common stock
Per share data:
Net asset value, at beginning of period	$10.00	$10.00
Results of operations:
Net investment income(2)	0.24	0.12
Net realized and unrealized gain (loss)(3)	(0.37)	(0.21)
Net increase (decrease) in net assets resulting from operations	$(0.13)	$(0.09)
Shareholder distributions:
Distributions from net investment income(4)	(0.06)	(0.10)
Distributions from net realized gains(9)	—	—
Net increase (decrease) in net assets from shareholders' distributions	$(0.06)	$(0.10)
Total increase (decrease) in net assets	(0.19)	(0.19)
Net asset value, at end of period	$9.81	$9.81

Total Return(5)	(0.7)%	(0.9)%

Ratios
Ratio of net expenses to average net assets(6)(7)	1.1%	1.1%
Ratio of net investment income to average net assets(7)	2.4%	2.4%
Portfolio turnover rate	N.M	N.M

Supplemental Data
Weighted-average shares outstanding	37,651	56,276,752
Shares outstanding, end of period	75,301	59,110,575
Net assets, end of period	$739	$579,869
(1)The Company commenced operations on May 2, 2022.
(2)The per share data was derived using the weighted average shares outstanding during the period.
(3)The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(4)The per share data was derived using actual shares outstanding at the date of the relevant transaction.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
(5)Total return is not annualized. An investment in the Company is subject to maximum upfront sales load of 3.5% and 1.5% for Class S and Class D common stock, respectively, of the offering price, which will reduce the amount of capital available for investment. Class I common stock is not subject to upfront sales load. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses. Total return is calculated as the change in net asset value (“NAV”) per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share (which for the purposes of this calculation is equal to the net offering price in effect at that time).
(6)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. From May 2, 2022 (commencement of operations) through June 30, 2022, the total operating expenses to average net assets were 1.5% and 1.5%, for Class S and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any.
(7)The ratio reflects an annualized amount from May 2, 2022 (commencement of operations) through June 30, 2022, except in the case of non-recurring expenses (e.g., initial organization expenses) and offering expenses.
(8)Class S common stock shares were first issued on June 1, 2022.
(9)The distributions from net realized gain (loss) on investments per share for the six months ended June 30, 2022, rounds to less than $0.01 per share.
(10)There are no Class D shares outstanding as of June 30, 2022
Note 12. Subsequent Events
The Company's management evaluated subsequent events through the date of these financial statements. There have been no subsequent events to disclose except for the following:
Subsequent to June 30, 2022, our Board declared a distribution of $0.06131 per share, payable on or before August 31, 2022 to shareholders of record as of July 31, 2022.
As of August 10, 2022, the Company has issued approximately 1.3 million shares of its Class S common stock, approximately 65.7 million shares of its Class I common stock and has raised total gross proceeds of approximately $12.9 million and $655.7 million, respectively, including seed capital of $1,000 contributed by its Adviser in September 2021 and approximately $50.0 million in gross proceeds raised from Feeder FIC ORTIC and Blue Owl Holdings, entities affiliated with the Adviser. In addition, the Company has received $52.0 million in subscription payments which the Company accepted on August 2, 2022 and which is pending the Company’s determination of the net asset value per share applicable to such purchase.

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
On September 30, 2021, an affiliate of the Adviser ("the Initial Shareholder") purchased 100 shares of our Class I common stock at $10.00 per share, which represents the initial public offering price of such shares. The Initial Shareholder will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue its role. On October 6, 2021, we received a subscription agreement, totaling $50.0 million for the purchase of Class I common shares of our common stock from Owl Rock Feeder FIC ORTIC LLC (“Feeder FIC ORTIC”) and Blue Owl Capital Holdings LP, ("Blue Owl Holdings"), entities affiliated with the Adviser. The Company had called all of the $50.0 million under the subscription agreement as of June 30, 2022.
Our Adviser also serves as investment adviser to Owl Rock Technology Finance Corporation II.
Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. As of June 30, 2022 , the Adviser and its affiliates had $56.8 billion of assets under management across the Owl Rock division of Blue Owl. Owl Rock is comprised of the Adviser, Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Diversified Advisors LLC (“ORDA”), Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“ORPFA” and together with the Adviser, ORCA, ORDA, ORTA, and ORTA II the (“Owl Rock Advisers”), which are also investment advisers.
The management of our investment portfolio is the responsibility of the Adviser and the Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team, is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is

supported by certain members of the Adviser's senior executive team and the Investment Committee. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Erik Bissonnette, Pravin Vazirani and Jon ten Oever. The Investment Team, under the Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be bought and sold), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Investment Committee. Follow-on investments in existing portfolio companies may require the Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Investment Committee. The compensation packages of certain Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
In addition, we and the Adviser have entered into a dealer manager agreement with Blue Owl Securities and certain participating broker-dealers to solicit capital (the "Dealer Manager Agreement").
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the "Order"), that has been granted by the SEC to ORCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates, including the other Owl Rock BDCs, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the “Temporary Relief), the Company was permitted, subject to the satisfaction of certain conditions, to co-invest in reliance on the Order in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company completed in reliance on the Order. Although the Temporary Relief expired on December 31, 2020, the SEC's Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, the Company has filed an application to amend its existing Order to permit the Company to continue to co-invest in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. There can be no assurance if and when the Company will receive the amended exemptive order. The Owl Rock Advisers' investment allocations policy seeks to ensure equitable allocation of investment opportunities over time between us and/or other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and investment portfolios of the other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and have an investment objective similar to ours.
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
COVID-19 and Economic Developments
In March 2020, the outbreak of COVID -19 was recognized as a pandemic by the World Health Organization. We have and continue to assess the impact of COVID-19 on our portfolio companies and our operations. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and may in the future cause, business shutdowns and cancellations of events and travel. In addition, while economic activity had improved from the beginning of the COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of geopolitical economic and financial market instability both globally and in the United States. In the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle-market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our portfolio company results at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
The Adviser has implemented a policy that encourages a return to in-office work but allows for flexibility to work from home based on current conditions and we have built out our portfolio management team to include workout experts and continue to closely monitor our portfolio companies; however, we are unable to predict the duration of any business and supply-chain disruptions or labor difficulties, whether COVID-19 or economic conditions will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, technology-related companies based primarily in the United States. Our investment objective is to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity-related investments. Since our Adviser and its affiliates began investment activities in April 2016 through June 30, 2022, our Adviser and its affiliates have originated $63.7 billion of aggregate principal amount of investments, of which $60.1 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
We invest in a broad range of established and high growth technology related companies that capitalize on the large and growing demand for technology products and services. These companies use technology extensively to improve their business processes, applications and opportunities or seek to grow through technological developments and innovations. These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet and digital media. Within each industry or sector, we intend to invest in companies that are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes, to solve problems. We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our total assets in such businesses.
We leverage Blue Owl's relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $50 million and that are backed by venture capital firms or private equity firms that are active investors in and have an expertise in technology companies and technology-related industries. We expect that our target investments typically will range in size between $20 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, with a lesser allocation to equity related opportunities. We anticipate that generally any equity related securities we hold will be minority positions. We expect that our investment size will vary with the size of our capital base and we anticipate that our average investment size will be 1-2% of our entire portfolio with no investment size greater than 5%.
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity related opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than the middle-market characteristics described above. In addition, our portfolio composition may fluctuate from time to time based on market conditions and interest rates. We classify our debt investments as “traditional financing” or “growth capital” based on a number of factors.
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
We classify our debt investments as “traditional financing” or “growth capital” based on a number of factors. Traditional financings are typically senior secured loans primarily in the form of first lien loans (including "unitranche" loans, which are loans that combine both senior and subordinated debt, generally in a first lien position) and second lien loans. In connection with our senior secured loans, we generally receive a security interest in certain of the assets of the borrower and consequently such assets serve as collateral in support of the repayment of such senior secured loans.

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
We target portfolio companies where we can structure larger transactions. As of June 30, 2022, our average investment size in each of our portfolio companies was approximately $24.0 million based on fair value. As of June 30, 2022, investments we classify as traditional financing, excluding certain investments that fall outside of our typical borrower profile, represented 89.5% of our total portfolio based on fair value and these portfolio companies had a weighted average annual revenue of $833.4 million, weighted average annual EBITDA of $222.1 million and a weighted average enterprise value of $5.2 billion. As of June 30, 2022, investments we classify as growth capital represented 10.5% of our total portfolio based on fair value and these portfolio companies had a weighted average annual revenue of $998.4 million and weighted average enterprise value of $9.5 billion.
The companies in which we invest use our capital primarily to support their growth, acquisitions, market or product expansion, refinancings and/or recapitalizations. The debt in which we primarily invest typically is not rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3), which is often referred to as “high yield” or “junk”.
A majority of our new investments are indexed to SOFR; however we have material contracts that are indexed to USD-LIBOR and are monitoring this activity, evaluating the related risks and our exposure, and adding alternative language to contracts, where necessary. Certain contracts have an orderly market transition already in process. However, it is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.
Key Components of Our Results of Operations
Investments
We focus primarily on originating and making debt and equity investments in technology-related companies based primarily in the United States.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2022, 100.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts under U.S. generally accepted accounting principles (“U.S. GAAP”) as interest income using the effective yield method for term instruments and the straight-line method for revolving or delayed draw instruments. Repayments of our debt investments can reduce interest income from period to period. The frequency or volume of these repayments may fluctuate significantly. We record prepayment premiums on loans as interest income. We may also generate revenue in the form of commitment, loan origination, structuring, or due diligence fees, fees for providing managerial assistance to our portfolio companies and possibly consulting fees.

Dividend income on equity investments is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded companies.
Our portfolio activity may also reflect the proceeds from sales of investments. We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized gains (losses) on investments in the Consolidated Statements of Operations.
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
On June 22, 2022, the Adviser agreed to waive 100% of the performance based incentive fee and capital gains based incentive fee through October 31, 2022. Any portion of the incentive fees waived will not be subject to recoupment.
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
Portfolio and Investment Activity
On November 23, 2021, the Company entered into a warehouse agreement with Cliffwater Corporate Lending Fund ("Cliffwater") to warehouse $200.0 million of loans. The Company and Cliffwater agreed to increase the size of the warehouse to fund additional investments as needed. The warehouse agreement created a forward obligation for Cliffwater to sell and a forward obligation for the Company to purchase certain investments owned and held by Cliffwater at the Company's request. The Company had no obligation to purchase the investments under the warehouse agreement before aggregate subscriptions for the Company's shares reached $450.0 million. On May 2, 2022, the Company broke escrow and utilized net equity proceeds to purchase $376.1 million of funded principal with an aggregate cost of $371.0 million from Cliffwater, inclusive of $55.2 million of unfunded commitments. The warehouse agreement terminated upon the Company purchasing the last investment from Cliffwater in May 2022.
On March 21, 2022, the Board approved multiple purchase agreements with Macquarie US Trading LLC (“Macquarie”) and certain of its affiliates (each, a “Financing Provider” and collectively, the “Financing Providers”). Under the purchase agreements, the Company had forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Providers, each of whom was obligated to settle the sale of such investments subject to the following conditions: (a) the Company received a minimum of $450.0 million of subscriptions; and (b) the Board approved the purchase of the specific Warehouse Investments. As of May 10, 2022, conditions under the purchase agreement were met and we became obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of June 30, 2022, the Company settled its required obligations under the purchase agreements. See "Off-Balance Sheet Arrangements — Warehouse Facility with Macquarie."
As of June 30, 2022, based on fair value, our portfolio consisted of 74.3% first lien senior debt investments (of which 45% we consider to be unitranche debt investments (including "last out" portions of such loans)), 15.1% second lien senior secured debt investments, 9.9% preferred equity investments, and 0.7% common equity investments.
As of June 30, 2022, our weighted average total yield of the portfolio at fair value and amortized cost was 8.6% and 8.5%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 8.7% and 8.6%, respectively. As of June 30, 2022, the weighted average spread of total debt investments was 6.13%.
As of June 30, 2022, we had investments in 41 portfolio companies with an aggregate fair value of $983.7 million. As of June 30, 2022, we had net leverage of 0.86x debt-to-equity.
We expect the pace of our originations to vary with the pace of repayments and the pace at which we raise funds in our public and private offerings. Currently, rapidly rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions and other public market activity which in turn has led to decreased repayments over the quarter; however, because we have continued to raise funds in our public and private offerings, the pace of our originations is strong. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service oriented sectors such as software and healthcare, and the credit quality of our portfolio remains consistent. In addition, Owl Rock continues to have the opportunity to invest in large unitranche transactions in excess of $1 billion in size which gives us the ability to structure the terms and spreads of such deals.
We are continuing to monitor the effect that market volatility, including as a result of a rising interest rate environment may have on our portfolio companies and our investment activities. We believe that the rapid rise in interest rates will meaningfully benefit our net investment income in the third quarter as we begin to see the impact of interest rates exceeding our interest rate floors.

Our investment activity for the three months ended June 30, 2022, is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	For the Three Months Ended June 30, 2022
New investment commitments
Gross originations	$1,211,657
Less: Sell downs	(31,814)
Total new investment commitments	$1,179,843
Principal amount of investments funded:
First-lien senior secured debt investments	$729,165
Second-lien senior secured debt investments	156,915
Preferred equity investments	100,000
Common equity investments	6,667
Total principal amount of investments funded	$992,747
Number of new investment commitments in new portfolio companies(1)	41
Average new investment commitment amount	$28,777
Weighted average term for new debt investment commitments (in years)	6.3
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	—%
Weighted average interest rate of new debt investment commitments(2)	8.4%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	6.1%
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 2.29% as of June 30, 2022.

As of June 30, 2022, our investments consisted of the following:

	June 30, 2022
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$734,634	$730,587
Second-lien senior secured debt investments	154,613	149,437
Preferred equity investments	99,767	96,964
Common equity investments	6,670	6,667
Total Investments	$995,684	$983,655
(1) 45% of which we consider unitranche loans as of June 30, 2022.

We use GICs for classifying the industry groupings of our portfolio companies. The industry composition of investments based on fair value as of June 30, 2022 was as follows:

June 30, 2022
Application Software	18.4%
Beverages	4.9%
Buildings and real estate	2.1%
Commercial Services & Supplies	10.4%
Construction & Engineering	1.2%
Containers and packaging	2.2%
Diversified Consumer Services	3.1%
Diversified Financial Services	4.3%
Food & Staples Retailing	0.7%
Health Care Technology	17.4%
Health Care equipment & supplies	0.4%
Health Care providers & services	2.6%
Insurance	4.6%
IT Services	13.9%
Life Sciences Tools & Services	0.5%
Professional Services	0.8%
Real Estate Management & Development	2.4%
Systems Software	5.7%
Technology Infrastructure	4.4%
Total	100.0%

We classify the industries of our portfolio companies be end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.
The table below describes investments by geographic composition based on fair value as of June 30, 2022:

June 30, 2022
United States:
Midwest	20.3%
Northeast	20.7%
South	37.6%
West	18.2%
International	3.2%
Total	100.0%
The weighted average yields and interest rates of our investments at fair value as of June 30, 2022, were as follows:

June 30, 2022
Weighted average total yield of portfolio	8.6%
Weighted average total yield of debt and income producing securities	8.7%
Weighted average interest rate of debt securities	6.1%
Weighted average spread over LIBOR of all floating rate investments	6.1%
The weighted average yield of our accruing debt and income producing securities is not the same as a return on investment for our shareholders but, rather, relates to our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

Our Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. Our Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:
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
As part of the monitoring process, our Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Adviser will rate the credit risk of all investments on a scale of 1 to 5.
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
Our Adviser rates the investments in our portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3, 4 or 5, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company.
The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2022:

	June 30, 2022
Investment Rating	Fair Value	Percentage
($ in thousands)
1	$20,520	2.1%
2	963,135	97.9%
3	—	—%
4	—	—%
5	—	—%
Total	$983,655	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2022:

($ in thousands)	Amortized Cost	Percentage
Performing	$995,684	100.0%
Non-accrual	—	—%
Total	$995,684	100.0%
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
Results of Operations
For the three and six months ended June 30, 2022
The following table represents the operating results for the three and six months ended June 30, 2022:

($ in thousands)	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Total Investment Income	$10,176	$10,176
Less: Net Operating Expenses	(3,180)	(3,180)
Net Investment Income (Loss) Before Taxes	6,996	6,996
Net Investment Income (Loss) After Taxes	6,996	6,996
Net realized gain (loss)	(526)	(526)
Net change in unrealized gain (loss)	(11,603)	(11,603)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(5,133)	$(5,133)
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Additionally, although we were initially capitalized on September 30, 2021, we commenced operations and began investing activities in May 2022. As a result, comparisons may not be meaningful.
Investment Income
Investment income for the three and six months ended June 30, 2022 was as follows:

($ in thousands)	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Interest income	$7,270	$7,270
Payment-in-kind interest income	1,215	1,215
Payment-in-kind dividend income	1,052	1,052
Other income	639	639
Total investment income	$10,176	$10,176
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interest obtained in connection with originated loans, such as options, warrants, or conversion rights. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Additionally, although we were initially capitalized on September 30, 2021, we commenced operations and began investing activities in May 2022. As a result, comparisons may not be meaningful.

Expenses
Expenses for the three and six months ended June 30, 2022 were as follows:

($ in thousands)	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Interest expense	$3,353	$3,353
Management fees	278	278
Performance based incentive fees	853	853
Shareholder servicing fees	1	1
Total operating expenses	4,485	4,485
Management fees waived	(278)	(278)
Incentive fees waived	(853)	(853)
Expense Support	(174)	(174)
Net operating expenses	$3,180	$3,180
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
We were initially capitalized on September 30, 2021, we commenced operations and began investing activities in May 2022. As a result, comparisons may not be meaningful.

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
For the period from inception to June 30, 2022, we did not accrue U.S. federal excise tax.
Net Change in Unrealized Gains (Loss) on Investments
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2022, net change in unrealized gains (losses) was comprised of the following:

($ in thousands)	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Net change in unrealized gain (loss) on investments	$(11,399)	$(11,399)
Net change in translation of assets and liabilities in foreign currencies	(204)	(204)
Net change in unrealized gain (loss)	$(11,603)	$(11,603)
We were initially capitalized on September 30, 2021, we commenced operations and began investing activities in May 2022. As a result, comparisons may not be meaningful.

The primary driver of our portfolio's unrealized loss was primarily driven by a decrease in the fair value of our debt investments due to current market conditions, including public market volatility, and credit spreads widening. The ten largest contributors to the change in net unrealized gain (loss) on investments during the three and six months ended June 30, 2022 consisted of the following:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Minerva Holdco Inc	$(2,578)
Asurion LLC	(2,484)
Help/Systems Holdings, Inc	(1,067)
RealPage, Inc	(972)
Inovalon Holdings, Inc.	(709)
Innovation Ventures LLC	(465)
Ministry Brands Purchaser,LLC	(464)
Delta TopCo, Inc.	(426)
Smarsh, Inc.	(418)
Interoperability Bidco, Inc	(342)
Remaining Portfolio Companies	(1,474)
Total	$(11,399)
Net Realized Gains (Losses) on Investments
The realized gains and losses on sold investment portfolio companies during the three and six months ended June 30, 2022 were comprised of the following:

($ in thousands)	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Net realized gain (loss) on investments	$17	$17
Net realized gain (loss) on foreign currency transactions	(543)	(543)
Net realized gain (loss)	$(526)	$(526)

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
We may from time to time enter into debt facilities or issue debt securities. Additional financings could include additional SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2022, our asset coverage ratio was 212.0%%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitment we are required to fund.
Cash as of June 30, 2022, taken together with our available debt capacity of $222.2 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash need will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future. As of June 30, 2022, we had $222.2 million available under our credit facilities.

As of June 30, 2022, we had $5.3 million in cash. During the period ended June 30, 2022, we used $1.1 billion in cash for operating activities, primarily as a result of funding portfolio investments of $1.0 billion and other operating activities of $0.1 billion. Lastly, cash provided by financing activities was $1.1 billion during the period, which was the result of proceeds from net borrowing on our credit facilities of $503.2 million and $590.5 million of proceeds from issuance of common shares.
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
The following table summarizes transactions with respect to shares of our common stock during the three and six months ended June 30, 2022:

	For the Three Months Ended June 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	75,301	$755	—	$—	4,985,000	$49,850	5,060,301	$50,605
Shares/gross proceeds from the private placements	—	—	—	—	54,011,353	539,891	54,011,353	539,891
Reinvestment of distributions	—	—	—	—	99,122	987	99,122	987
Repurchased shares	—	—	—	—	—	—	—	—
Total shares/gross proceeds	75,301	$755	—	$—	59,095,475	$590,728	59,170,776	$591,483
Sales load	—	(5)	—	—	—	—	—	(5)
Total shares/net proceeds	75,301	$750	—	—	59,095,475	$590,728	59,170,776	$591,478

	For the Six Months Ended June 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	75,301	$755	—	$—	4,985,000	$49,850	5,060,301	$50,605
Shares/gross proceeds from the private placements	—	—	—	—	54,011,353	539,891	54,011,353	539,891
Reinvestment of distributions	—	—	—	—	99,122	987	99,122	987
Repurchased shares	—	—	—	—	—	—	—	—
Total shares/gross proceeds	75,301	$755	—	$—	59,095,475	$590,728	59,170,776	$591,483
Sales load	—	(5)	—	—	—	—	—	(5)
Total shares/net proceeds	75,301	$750	—	$—	59,095,475	$590,728	59,170,776	$591,478
In accordance with the Company’s share pricing policy, we will modify our public offering prices to the extent necessary to comply with the requirements of the 1940 Act, including the requirement that we will not sell shares at a net offering price below the net asset value per share unless we obtain the requisite approval from our shareholders.
The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)
June 1, 2022	$9.96	$—	$9.96
(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)
June 1, 2022	$9.96	$—	$9.96
(1) Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial offering price	$10.00	$—	$10.00
June 1, 2022	$9.96	$—	$9.96
Distributions
The Board intends to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the six months ended June 30, 2022:

	Class S common stock distributions		Class D common stock distributions		Class I common stock distributions
($ in thousands, except per share amounts)	Per Share(1)(2)	Amount	Per Share	Amount	Per Share(2)	Amount
2022
May 31, 2022	$—	$—	N/A	N/A	$0.04	$2,449
June 30, 2022	0.06	4	N/A	N/A	0.06	3,435
Total	$0.06	$4	$—	$—	$0.10	$5,884
(1) Distributions per share are gross of shareholder servicing fees.
(2) Amounts presented differs slightly from actuals due to rounding.

On May 3, 2022, the Company's board of directors declared a distribution of $0.04583 per share, payable on or before June 30, 2022 to shareholders of record as of May 31, 2022.
On June 24, 2022, the Company's board of directors declared a distribution of $0.05810 per share, payable on or before July 29, 2022 to shareholders of record as of June 30, 2022.
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
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. the following table reflects the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2022:

	For the Six Months Ended June 30, 2022
Source of Distribution(3)	Per Share(1)(4)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.12	$6,996	118.8%
Net realized gain (loss) on investments(2)	—	17	0.3%
Distributions in excess of (undistributed) net investment income	(0.02)	$(1,125)	(19.1)%
Total	$0.10	$5,888	100.0%
(1) Distributions per share are gross of shareholder servicing fees.
(2) The net realized gain (loss) on investments per share for the six months ended June 30, 2022, rounds to less than $0.01 per share.
(3) Data in this table is presented on a consolidated basis. Refer to Note 11 "Financial Highlights" for amounts by share class.
(4) Differs slightly from actuals due to rounding.
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

Debt
Aggregate Borrowings
Our debt obligations consisted of the following as of June 30, 2022:

	June 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$1,000,000	$—	$—	$—
Revolving Credit Facility	725,000	502,790	222,210	490,433
Total Debt	$1,725,000	$502,790	$222,210	$490,433
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of our Revolving Credit Facility is presented net unamortized debt issuance costs of $12.4 million.

For the three and six months ended June 30, 2022, the components of interest expense were as follows:

($ in thousands)	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Interest Expense(1)	$2,440	$2,440
Amortization of debt issuance costs	362	362
Total Interest Expense	$2,802	$2,802
Average interest rate(2)(3)	14.1%	14.1%
Average daily borrowings(2)(3)	105,886	105,886
(1) Interest expense excludes approximately $0.6 million of financing fees incurred in connection with the Macquarie warehouse agreements prior to the commencement of operations on May 2, 2022.
(2) Averages reflect the period from May 2, 2022, the date of the agreement, through June 30, 2022.
(3) Averages are calculated based on annualized amounts.

Promissory Note
On October 6, 2021, the Company as borrower, entered into a Loan Agreement (the “FIC Agreement”) with Owl Rock Feeder FIC LLC (“Feeder FIC”), an affiliate of the Company’s investment adviser, as lender, to enter into revolving promissory notes (the “Promissory Note”) to borrow up to an aggregate of $100.0 million from Feeder FIC. Under the FIC Agreement, the Company could re-borrow any amount repaid; however, there is no funding commitment between Feeder FIC and the Company.
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
The interest rate on amounts borrowed pursuant to the Promissory Notes after March 23, 2022 was based on the lesser of the rate of interest for a SOFR Loan or an ABR Loan under the Credit Agreement dated as of December 7, 2021, as amended or supplemented from time to time, by and among Blue Owl Finance LLC, as Borrower, Blue Owl Capital Holdings LP and Blue Owl Capital Carry LP as Parent Guarantors, the Subsidiary Guarantors party thereto, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and Sumitomo Mitsui Banking Corporation, as Co-Documentation Agents and MUFG Bank, Ltd., as Administrative Agent.
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

On June 22, 2022, we and Feeder FIC, as lender, entered into a Termination Agreement (the "Termination Agreement") pursuant to which the FIC Agreement was terminated. Upon execution of the termination agreement, there were no amounts outstanding under the FIC Agreement or the Promissory Notes
Revolving Credit Facility
On May 2, 2022, we entered into a Senior Secured Credit Agreement (the “Facility”). The parties to the Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Sumitomo Mitsui Banking Corporation as Administrative Agent, Sumitomo Mitsui Banking Corporation, as Sole Bookrunner and a Joint Lead Arranger, Truist Securities, Inc., as a Joint Lead Arranger, and Truist Bank as Documentation Agent.
The Facility is guaranteed by each of OR Tech Lending IC LLC, ORTIC BC 1 LLC and ORTIC BC 2 LLC, each a subsidiary of ours, and will be guaranteed by certain domestic subsidiaries of ours that are formed or acquired by us in the future (collectively, the “Guarantors”). Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments.
The maximum principal amount of the Facility is $725 million (increased from $400.0 million to $725.0 million on June 22, 2022), subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the Facility may be increased to $1.8 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $200 million limit for swingline loans, with the aggregate principal amount of outstanding swingline loans of any swingline lender being limited to up to $50.0 million, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
The availability period under the Facility will terminate on May 1, 2026 (“Commitment Termination Date”) and the Facility will mature on April 30, 2027 (“Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Facility in U.S. dollars will bear interest at either term SOFR plus a margin, or the prime rate plus a margin. We may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn under the Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. We will also pay a fee of 0.375% on average daily undrawn amounts under the Facility.
The Facility includes customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and other maintenance covenants, as well as customary events of default. The Facility requires a minimum asset coverage ratio with respect to the consolidated assets of us and our subsidiaries to senior securities that constitute indebtedness of no less than 1.50 to 1.00, measured at the last day of any fiscal quarter.
SPV Asset Facility I
On May 6, 2022 (the “SPV Asset Facility I Closing Date”), Tech Income Funding I LLC (the “Tech Income Funding I”), a Delaware limited liability company and a newly formed subsidiary of ours entered into a Margining Agreement (the “Margining Agreement”), with Goldman Sachs Bank USA, as Administrative Agent, in connection with the Credit Agreement among Tech Income Funding I, as Borrower, the lenders from time to time parties thereto (the “Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian executed on April 27, 2022 (the “SPV Asset Facility I”).
Following the SPV Asset Facility I Closing Date, from time to time, we expect to sell and contribute certain investments to Tech Income Funding I pursuant to a Sale and Contribution Agreement by and between us and Tech Income Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Tech Income Funding I, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Tech Income Funding I through its ownership of Tech Income Funding I. The maximum principal amount which may be borrowed under the Credit Facility is $1.0 billion; the availability of this amount is subject to a borrowing base test, which is based on the value of Tech Income Funding I’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits and other portfolio tests.
The SPV Asset Facility I provides for the ability to draw and redraw revolving loans under the SPV Asset Facility I for a period of up to three years after the SPV Asset Facility I Closing Date. Unless otherwise terminated, the SPV Asset Facility I will mature on May 6, 2027 (the “SPV Asset Facility I Stated Maturity”). Prior to the PV Asset Facility I Stated Maturity, proceeds received by Tech Income Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, applied to reinvest in additional eligible assets (for a period of up to three years after the SPV Asset Facility I Closing Date, subject to certain conditions) and the excess interest may be returned to the Company, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, Tech Income Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us. The SPV Asset Facility I may be permanently reduced, in whole or in part, at the option of Tech Income Funding I subject to payment of a premium for a period of time.
Amounts drawn bear interest at a reference rate (initially term SOFR) plus a spread of 2.75% and the spread is payable on the amount by which the undrawn amount exceeds a minimum threshold, initially zero and ramping to 70% of the commitment amount. The undrawn amount of the commitment not subject to such spread payment is subject to an undrawn fee of 0.50% per annum. Certain additional fees are payable on each payment date to Goldman Sachs as Administrative Agent. In addition, under the Margining Agreement and Credit Agreement, Tech Income Funding I is required to post cash margin (or in certain cases, additional eligible assets) to the Administrative Agent if a borrowing base deficiency occurs or if the weighted average price gap (as defined in the Margining Agreement), which is a measure of the excess of the aggregate market value assigned by the Administrative Agent to Tech Income Funding I’s assets over the total amount drawn under the SPV Asset Facility I, falls below a threshold level.
The SPV Asset Facility I contains customary covenants, including certain maintenance covenants, and events of default. The SPV Asset Facility I will be secured by a perfected first priority security interest in the assets of Tech Income Funding I and on any payments received by Tech Income Funding I in respect of those assets. Assets pledged to the SPV Lenders will not be available to pay our debts.
Borrowings of Tech Income Funding I LLC are considered the Company's borrowing for purposes of complying with the asset coverage requirements under the 1940 Act.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of June 30, 2022, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2022
($ in thousands)
Anaplan Inc.	First lien senior secured revolving loan	$6,481
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	18,367
Appfire Technologies, LLC	First lien senior secured revolving loan	1,539
Armstrong Bidco Limited	First lien senior secured delayed draw term loan	16,836
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	1,159
Certify, Inc.	First lien senior secured delayed draw term loan	4,563
CFS Brands LLC	First lien senior secured delayed draw term loan	2,269
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	375
Fullsteam Operations, LLC	First lien senior secured multi-draw term loan	39,644
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	10,000
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	4,963
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,234
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	1,350
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,304
Kaseya Inc.	First lien senior secured delayed draw term loan	4,050
Kaseya Inc.	First lien senior secured revolving loan	4,050
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)	First lien senior secured delayed draw term loan	4,723
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	5,650
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	1,695
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	4,000
Plasma Buyer LLC	First lien senior secured delayed draw term loan	4,412
Plasma Buyer LLC	First lien senior secured revolving loan	1,891
Rubrik, Inc.	First lien senior secured delayed draw term loan	3,231
Securonix, Inc.	First lien senior secured revolving loan	3,559

Portfolio Company	Investment	June 30, 2022
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	7,716
Smarsh Inc.	First lien senior secured delayed draw term loan	6,667
Smarsh Inc.	First lien senior secured revolving loan	1,667
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071
Total Unfunded Portfolio Company Commitments		$166,216
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of June 30, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Warehousing Transaction with Cliffwater
On November 23, 2021, the Company entered into a warehouse agreement with Cliffwater to warehouse $200.0 million of loans. The Company and Cliffwater agreed to increase the size of the warehouse to $500.0 million to fund additional investments as needed. The warehouse agreement created a forward obligation for Cliffwater to sell and a forward obligation for the Company to purchase certain investments owned and held by Cliffwater at the Company's request. The Company had no obligation to purchase the investments under the warehouse agreement before aggregate subscriptions for the Company's shares reached $450.0 million.
As of June 30, 2022, we utilized the net equity proceeds to purchase $376.1 million of funded principal with an aggregate cost of $371.0 million from Cliffwater, under a warehouse agreement, inclusive of $55.2 million of unfunded commitments. The warehouse agreement terminated upon the Company purchasing the last investment from Cliffwater in May 2022.
Warehouse Facility with Macquarie
On March 21, 2022, the Board approved that we may enter into multiple purchase agreements with Macquarie US Trading LLC and certain of its affiliates (each, a “Financing Provider” and collectively, the “Financing Providers”). Under the purchase agreements, we had forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Providers, each of whom was obligated to settle the sale of such investments subject to the following conditions: (a) we received a minimum of $450.0 million of subscriptions; and (b) the Board approved the purchase of the specific Warehouse Investments (collectively, the “Warehouse Conditions”). The Warehouse Investments consisted of newly originated, privately negotiated senior secured term loans to middle market companies consistent with our investment strategy.
Prior to such time as we satisfied the Warehouse Conditions, our obligations under the purchase agreements were guaranteed by an affiliate of our Adviser. On May 10, 2022, conditions under the purchase agreement with Macquarie were met and we were obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment.
As of June 30, 2022, we purchased 4 loans that the Financing Providers purchased having a cost of $127.0 million. As of June 30, 2022, the Company settled its obligations under the purchase agreements.
Organizational and Offering Costs
The Adviser and its affiliates have incurred organization and offering costs on behalf of the Company in the amount of $3.3 million for the period from June 22, 2021 (Inception) to June 30, 2022, and $1.8 million for the period from June 22, 2021 (Inception) to December 31, 2021, of which, no organization and offering costs have been charged to the Company as of June 30, 2022 and December 31, 2021. Under the Investment Advisory Agreement, there will be no liability on the Company`s part for the offering or organization costs funded by the Adviser or its affiliates until the Company has satisfied the minimum offering requirement. At such time, the Adviser will be entitled to receive up to 1.5% of gross offering proceeds raised in the Company`s continuous public offering until all organization and offering costs funded by the Adviser or its affiliates have been recovered
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2022, management was not aware of any pending or threatened litigation.
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
The total directors' fees, other general and administrative expenses, and professional fees incurred by the Adviser on behalf of the Company for the period from June 22, 2021 (Inception) to June 30, 2022, were $1.5 million, and for the period from June 22, 2021 (Inception) to December 31, 2021, $0.3 million.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of June 30, 2022 is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$502,790	$—	$—	$502,790	$—
Total Contractual Obligations	$502,790	$—	$—	$502,790	$—
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
Investments at Fair Value
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.
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
We conduct this valuation process on a quarterly basis.
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

Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes accretion or amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. PIK dividends represent accrued dividends that are added to the shares held of the equity investment on the respective interest payment dates rather than being paid in cash and generally becomes due at a certain trigger date. Discounts and premiums to par value on securities purchased are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion or amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
Valuation Risk
We primarily invest in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Interest Rate Risk
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.
As of June 30, 2022, 100.0% of our debt investments based on fair value were floating rates. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 0.7% and the majority of our debt investments have a floor of 0.8%. The Revolving Credit Facility and the SPV Asset Facility I, bear interest at variable interest rates with no interest rate floor.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$27,230	$15,084	$12,146
Up 200 basis points	$18,153	$10,056	$8,097
Up 100 basis points	$9,077	$5,028	$4,049
Up 50 basis points	$4,538	$2,514	$2,024
Down 50 basis points	$(4,538)	$(2,514)	$(2,024)
Down 100 basis points	$(9,054)	$(5,028)	$(4,026)
(1) Excludes the impact of income based fees
We may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options, and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.
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
Inflation and Supply Chain Risk
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies profit margins.

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
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "ITEM 1A. RISK FACTORS" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, which could materially affect our business, financial condition, and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None, other than those already disclosed in certain 8-Ks filed with the SEC.
Item 3. Defaults Upon Senior Disclosures.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibits
3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 2, 2022).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 11, 2022).
10.1
Credit Agreement, dated as of April 27, 2022, by and among Tech Income Funding I LLC, as Borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian.

10.2
Senior Secured Credit Agreement, dated as of May 2, 2022, between Owl Rock Technology Income Corp., the Lenders and Issuing Banks party thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2022).

10.3
Termination Agreement, dated June 22, 2022, between Owl Rock Technology Income Corp. and Owl Rock Feeder FIC LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2022).

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

Owl Rock Technology Income Corp.

Date: August 10, 2022	By:	/s/ Craig W. Packer
Craig W. Packer Chief Executive Officer

Owl Rock Technology Income Corp.

Date: August 10, 2022	By:	/s/ Bryan Cole
Bryan Cole Chief Financial Officer and Chief Operating Officer