Form 10-Q
period 2022-09-30
Owl Rock Technology Income Corp.
filed 2022-11-09
CIK 1869453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended September 30, 2022
OR
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

As of November 9, 2022, the registrant had 82,691,588, 7,201,918 and 34,743 shares of Class I, Class S and Class D common stock, $0.01, par value per share, outstanding, respectively.

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
•the impact of the “COVID-19” pandemic, changes in base interest rates and significant market volatility on our business and our portfolio companies (including our business prospects and the prospects of our portfolio companies including the ability to achieve our and their business objectives), our industry and the global economy including as a result of ongoing supply chain disruptions;
•interest rate volatility, including the decommissioning of LIBOR, could adversely affect our results, particularly because we use leverage as part of our investment strategy;
•currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•our future operating results;
•the impact of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies; our contractual arrangements and relationships with third parties;
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
•the impact that environmental, social and governance matters could have on our brand and reputation and our portfolio companies;
•the effect of legal, tax and regulatory changes including the recently announced Inflation Reduction Act of 2022;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I. CONSOLIDATED FINANCIAL INFORMATION

`Item 1. Consolidated Financial Statements
Owl Rock Technology Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Investments at fair value
Non-controlled, non affiliated investments (amortized cost of $1,750,772 and $0 respectively)	$1,732,970	$—
Cash	10,244	86
Interest Receivable	13,773	—
Due from Adviser	88	65
Prepaid expenses and other assets	209	—
Total Assets	$1,757,284	$151
Liabilities
Debt (net of unamortized debt issuance costs of $11,713 and $0, respectively)	$933,562	$—
Distribution payable	5,759	—
Tender offer payable	6,703	—
Accrued expenses and other liabilities	2,211	—
Total Liabilities	948,235	—
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 5,239,722 and 0 issued and outstanding, respectively	53	—
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	—	—
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 76,259,050 and 15,100 shares issued and outstanding, respectively(1)	769	—
Additional paid-in-capital	812,800	151
Accumulated undistributed (overdistributed) earnings	(4,573)	—
Total Net Assets	809,049	151
Total Liabilities and Net Assets	$1,757,284	$151
Net Asset Value Per Class S Share(2)	$9.93	$—
Net Asset Value Per Class D Share(3)	$—	$—
Net Asset Value Per Class I Share	$9.93	$10.00
____________________________________________________________________________________________________________
(1)As December 31, 2021, Class I shares of common stock's par value was insignificant.
(2)There were no Class S shares of common stock outstanding as of December 31, 2021.
(3)There were no Class D shares of common stock outstanding as of September 30, 2022 and December 31, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30, 2022(1)	For the Nine Months Ended September 30, 2022(1)
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$28,128	$35,398
Payment-in-kind interest income	2,122	3,337
Payment-in-kind dividend income	2,874	3,926
Other income	2,572	3,211
Total investment income from non-controlled, non-affiliated investments	35,696	45,872
Total Investment Income	35,696	45,872
Operating Expenses
Interest expense	11,628	14,981
Management fees	1,964	2,242
Performance based incentive fees	3,000	3,853
Shareholder servicing fees	67	68
Total Operating Expenses	16,659	21,144
Management fees waived (Note 3)	(1,964)	(2,242)
Performance based incentive fees waived (Note 3)	(3,000)	(3,853)
Expense support (Note 3)	—	(174)
Recoupment of expense support (Note 3)	174	174
Net Operating Expenses	11,869	15,049
Net Investment Income (Loss) Before Taxes	23,827	30,823
Excise tax expense (benefit)	225	225
Net Investment Income (Loss) After Taxes	$23,602	$30,598
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(1,881)	$(13,280)
Translation of assets and liabilities in foreign currencies	(1,139)	(1,343)
Total Net Change in Unrealized Gain (Loss)	(3,020)	(14,623)
Net realized gain (loss):
Non-controlled, non-affiliated investments	—	17
Foreign currency transactions	420	(123)
Total Net Realized Gain (Loss)	420	(106)
Total Net Realized and Change in Unrealized Gain (Loss)	(2,600)	(14,729)
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$21,002	$15,869

Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$372	$365
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock(3)	$—	$—
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$20,630	$15,504

Earnings Per Share - Basic and Diluted of Class S Common Stock(2)	$0.12	$0.19
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	3,136,140	1,913,052
Earnings Per Share - Basic and Diluted of Class D Common Stock(3)	$—	$—
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted(3)	—	—
Earnings Per Share - Basic and Diluted of Class I Common Stock(2)	$0.29	$0.24
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	70,708,521	64,997,423
(1)The Company was initially capitalized on September 30, 2021 and commenced operations on May 2, 2022.
(2)The computation of Earnings Per Share based on amounts presented differs slightly from actuals due to rounding.
(3)There were no Class D shares of common stock outstanding as of or for the period ending September 30, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Income Corp.
Consolidated Schedule of Investments
(Amounts in thousands)
(Unaudited)

Company(1)(2)(4)(20)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Aerospace & Defense
ManTech International Corporation(9)	First lien senior secured loan	S + 5.75%	9/14/2029	$44,005	$43,130	$43,125	5.3%
ManTech International Corporation(16)(17)(18)	First lien senior secured delayed draw term loan	S + 5.75%	9/16/2024	—	(103)	(103)	—%
ManTech International Corporation(9)(16)	First lien senior secured revolving loan	S + 5.75%	9/14/2028	874	763	763	0.1%
				44,879	43,790	43,785	5.4%
Application Software
Anaplan, Inc.(9)	First lien senior secured loan	S + 6.50%	6/21/2029	90,055	89,179	89,829	11.1%
Anaplan, Inc.(16)(17)	First lien senior secured revolving loan	S + 6.50%	6/21/2028	—	(62)	(16)	—%
Armstrong Bidco Limited(13)(21)	First lien senior secured loan	SA + 5.75%	6/28/2029	29,661	31,895	29,216	3.6%
Armstrong Bidco Limited(13)(16)(18)(21)	First lien senior secured delayed draw term loan	SA + 5.75%	6/30/2025	5,099	5,480	5,022	0.6%
Certify, Inc.(6)	First lien senior secured loan	L + 5.50%	2/28/2024	5,704	5,626	5,675	0.7%
Certify, Inc.(6)(16)(18)	First lien senior secured delayed draw term loan	L + 5.50%	1/21/2024	2,282	2,217	2,270	0.3%
Community Brands ParentCo, LLC(9)	First lien senior secured loan	S + 5.75%	2/24/2028	6,343	6,227	6,185	0.8%
Community Brands ParentCo, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S + 5.75%	2/24/2024	—	(7)	(11)	—%
Community Brands ParentCo, LLC(16)(17)	First lien senior secured revolving loan	S + 5.75%	2/24/2028	—	(7)	(9)	—%
Fullsteam Operations, LLC(7)(16)(18)	First lien senior secured delayed draw term loan	L + 8.78% (incl. 5.78% PIK)	5/13/2024	15,709	14,941	15,262	1.9%
Grayshift, LLC(9)	First lien senior secured loan	S + 7.50%	7/6/2028	54,058	53,540	53,517	6.6%
Grayshift, LLC(16)(17)	First lien senior secured revolving loan	S + 7.50%	7/6/2028	—	(56)	(58)	—%
Motus Group, LLC(6)	Second lien senior secured loan	L + 6.50%	12/10/2029	16,557	16,404	16,185	2.0%
Perforce Software, Inc.(9)	First lien senior secured loan	S + 4.50%	7/1/2026	14,963	14,619	14,701	1.8%
				240,431	239,996	237,768	29.4%
Beverages
Innovation Ventures HoldCo, LLC(9)	First lien senior secured loan	S + 6.25%	3/11/2027	50,000	49,135	48,625	6.0%
Buildings and real estate
Associations, Inc.(10)	First lien senior secured loan	S + 6.50% (incl. 2.50% PIK)	7/2/2027	20,383	20,133	20,332	2.5%

Owl Rock Technology Income Corp.
Consolidated Schedule of Investments
(Amounts in thousands)
(Unaudited)

Company(1)(2)(4)(20)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Commercial Services & Supplies
Denali BuyerCo, LLC (dba Summit Companies)(7)	First lien senior secured loan	L + 5.75%	9/15/2028	42,352	41,442	41,822	5.2%
SimpliSafe Holding Corporation(9)	First lien senior secured loan	S + 6.25%	4/30/2027	61,574	60,400	60,804	7.5%
SimpliSafe Holding Corporation(16)(17)(18)	First lien senior secured delayed draw term loan	S + 6.25%	5/2/2024	—	(73)	(19)	—%
				103,926	101,769	102,607	12.7%
Construction & Engineering
Dodge Data & Analytics LLC(11)	First lien senior secured loan	S + 4.75%	2/23/2029	12,469	12,292	11,596	1.4%
Containers and packaging
Five Star Lower Holding LLC(11)	First lien senior secured loan	S + 4.25%	5/5/2029	21,875	21,561	20,891	2.6%
Diversified Consumer Services
Litera Bidco LLC(6)	First lien senior secured loan	L + 6.00%	5/29/2026	20,520	20,295	20,520	2.6%
Sophia, L.P.(9)	First lien senior secured loan	S + 4.25%	10/7/2027	9,975	9,882	9,950	1.2%
				30,495	30,177	30,470	3.8%
Diversified Financial Services
Ministry Brands Holdings, LLC(7)	First lien senior secured loan	L + 5.50%	12/30/2028	17,567	17,246	17,084	2.1%
Ministry Brands Holdings, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	L + 5.50%	12/27/2023	—	(50)	(99)	—%
Ministry Brands Holdings, LLC(16)(17)	First lien senior secured revolving loan	L + 5.50%	12/27/2027	—	(30)	(47)	—%
Smarsh Inc.(10)	First lien senior secured loan	S + 6.50%	2/16/2029	26,667	26,418	26,267	3.2%
Smarsh Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	S + 6.50%	2/19/2024	—	(30)	(33)	—%
Smarsh Inc.(16)(17)	First lien senior secured revolving loan	S + 6.50%	2/16/2029	—	(15)	(25)	—%
				44,234	43,539	43,147	5.3%
Electrical Equipment
BCPE Watson (DE) ORML, LP(11)(21)	First lien senior secured loan	S + 6.50%	7/1/2028	100,000	99,032	99,000	12.2%
Food & Staples Retailing
CFS Brands, LLC(8)	First lien senior secured loan	L + 3.00%	3/20/2025	7,693	7,471	7,270	0.9%
CFS Brands, LLC(16)(18)	First lien senior secured delayed draw term loan	L + 3.00%	11/4/2022	—	—	(45)	—%
The NPD Group, L.P.(9)	First lien senior secured loan	S + 6.25% (incl. 2.75% PIK)	12/1/2028	141,274	138,414	138,335	17.1%
The NPD Group, L.P.(16)(17)	First lien senior secured revolving loan	S + 5.75%	12/1/2027	—	(175)	(188)	—%
				148,967	145,710	145,372	18.0%
Health Care Technology
Athenahealth Group Inc.(9)(14)	First lien senior secured loan	S + 3.50%	2/15/2029	6,823	6,468	6,102	0.8%

Owl Rock Technology Income Corp.
Consolidated Schedule of Investments
(Amounts in thousands)
(Unaudited)

Company(1)(2)(4)(20)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Athenahealth Group Inc.(14)(16)(17)(18)	First lien senior secured delayed draw term loan	S + 3.50%	8/15/2023	—	(60)	(117)	—%
GI Ranger Intermediate, LLC (dba Rectangle Health)(16)(17)(18)	First lien senior secured delayed draw term loan	S + 6.00%	10/29/2023	—	(91)	(150)	—%
Hyland Software, Inc.(6)	Second lien senior secured loan	L + 6.25%	7/7/2025	7,187	7,105	7,043	0.9%
Iconic IMO Merger Sub, Inc.(10)	First lien senior secured loan	S + 6.00%	5/11/2029	20,846	20,447	20,583	2.5%
Iconic IMO Merger Sub, Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	S + 6.00%	5/13/2024	—	(47)	(12)	—%
Iconic IMO Merger Sub, Inc.(10)(16)	First lien senior secured revolving loan	S + 6.00%	5/11/2028	298	251	267	—%
Imprivata, Inc.(9)(14)	First lien senior secured loan	S + 4.25%	12/1/2027	5,406	5,269	5,216	0.6%
Imprivata, Inc.(9)	Second lien senior secured loan	S + 6.25%	12/1/2028	17,648	17,472	17,339	2.0%
Inovalon Holdings, Inc.(7)	First lien senior secured loan	L + 6.25% (incl. 2.75% PIK)	11/24/2028	12,898	12,614	12,511	1.6%
Inovalon Holdings, Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	L + 3.50%	5/24/2024	—	(15)	(24)	—%
Inovalon Holdings, Inc.(7)	Second lien senior secured loan	L + 10.50% PIK	11/25/2033	38,374	37,815	37,607	4.7%
Interoperability Bidco, Inc. (dba Lyniate)(10)	First lien senior secured loan	S + 7.00%	12/28/2026	28,552	28,387	28,267	3.5%
Interoperability Bidco, Inc. (dba Lyniate)(16)(17)	First lien senior secured revolving loan	S + 7.00%	12/26/2024	—	(6)	(13)	—%
				138,032	135,609	134,619	16.6%
Health Care Equipment & Supplies
Medline Borrower, LP(6)(14)	First lien senior secured loan	L + 3.25%	10/23/2028	4,353	4,150	3,995	0.5%
Health Care Providers & Services
Engage Debtco Limited(10)(21)	First lien senior secured loan	S + 5.75%	7/13/2029	12,500	12,195	12,187	1.5%
Plasma Buyer LLC (dba PathGroup)(10)	First lien senior secured loan	S + 5.75%	5/14/2029	17,017	16,691	16,804	2.1%
Plasma Buyer LLC (dba PathGroup)(16)(17)(18)	First lien senior secured delayed draw term loan	S + 5.75%	5/13/2024	—	(42)	(11)	—%
Plasma Buyer LLC (dba PathGroup)(16)(17)	First lien senior secured revolving loan	S + 5.75%	5/12/2028	—	(35)	(24)	—%
TC Holdings, LLC (dba TrialCard)(10)	First lien senior secured loan	S + 5.00%	4/14/2027	8,906	8,824	8,884	1.1%
TC Holdings, LLC (dba TrialCard)(16)(17)	First lien senior secured revolving loan	S + 5.00%	4/14/2027	—	(10)	(3)	—%
				38,423	37,623	37,837	4.7%
Insurance
Asurion, LLC(6)(14)	Second lien senior secured loan	L + 5.25%	1/22/2029	29,332	27,343	22,292	2.8%
AmeriLife Holdings LLC(10)	First lien senior secured loan	S + 5.75%	8/31/2029	18,182	17,821	17,818	2.2%

Owl Rock Technology Income Corp.
Consolidated Schedule of Investments
(Amounts in thousands)
(Unaudited)

Company(1)(2)(4)(20)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
AmeriLife Holdings LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S + 5.75%	9/2/2024	—	(45)	(45)	—%
AmeriLife Holdings LLC(16)(17)	First lien senior secured revolving loan	S + 5.75%	8/31/2028	—	(45)	(45)	—%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(9)	First lien senior secured loan	S + 6.00%	11/1/2028	24,888	24,540	24,826	3.0%
				72,402	69,614	64,846	8.0%
IT Services
BCPE Nucleon (DE) SPV, LP(8)(21)	First lien senior secured loan	L + 7.00%	9/24/2026	22,679	22,469	22,565	2.8%
Kaseya Inc.(11)	First lien senior secured loan	S + 5.75%	6/25/2029	66,900	65,602	66,064	8.2%
Kaseya Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	S + 5.75%	6/24/2024	—	(39)	(10)	—%
Kaseya Inc.(16)(17)	First lien senior secured revolving loan	S + 5.75%	6/25/2029	—	(78)	(51)	—%
				89,579	87,954	88,568	11.0%
Life Sciences Tools & Services
Parexel International, Inc.(6)	Second lien senior secured loan	L + 6.50%	11/15/2029	5,000	4,903	4,875	0.6%
Professional Services
Sovos Compliance, LLC(6)(14)	First lien senior secured loan	L + 4.50%	8/11/2028	8,335	8,145	7,931	1.0%
Pharmaceuticals
Pacific BidCo Inc.(10)(21)	First lien senior secured loan	S + 5.75%	8/13/2029	8,590	8,379	8,375	1.0%
Pacific BidCo Inc.(16)(17)(18)(21)	First lien senior secured delayed draw term loan	S + 5.75%	8/11/2025	—	(12)	(12)	—%
				8,590	8,367	8,363	1.0%
Real Estate Management & Development
Realpage, Inc.(6)(14)	Second lien senior secured loan	L + 6.50%	4/23/2029	25,000	24,669	24,078	3.0%
Road & Rail
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)(12)(16)(18)	First lien senior secured delayed draw term loan	L + 4.50%	8/18/2023	1,771	1,728	1,771	0.2%
Specialty Retail
CDK Global, Inc.(10)(14)	First lien senior secured loan	S + 4.50%	7/6/2029	40,000	38,831	38,460	4.8%
Systems Software
Appfire Technologies, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S + 5.50%	6/14/2024	—	(129)	—	—%
Appfire Technologies, LLC(10)(16)	First lien senior secured revolving loan	S + 5.50%	3/9/2027	132	109	120	—%
Barracuda Networks, Inc.(9)(14)	First lien senior secured loan	S + 4.50%	8/15/2029	45,000	43,668	42,219	5.2%
Barracuda Networks, Inc.(9)	Second lien senior secured loan	S + 7.00%	8/15/2030	55,875	54,214	52,243	6.5%
Delta TopCo, Inc. (dba Infoblox, Inc.)(7)(14)	First lien senior secured loan	L + 3.75%	12/1/2027	9,975	9,454	9,009	1.1%

Owl Rock Technology Income Corp.
Consolidated Schedule of Investments
(Amounts in thousands)
(Unaudited)

Company(1)(2)(4)(20)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Help/Systems Holdings, Inc.(9)(14)	First lien senior secured loan	S + 4.00%	11/19/2026	14,923	14,252	13,670	1.7%
Help/Systems Holdings, Inc.(9)	Second lien senior secured loan	S + 6.75%	11/19/2027	20,000	19,804	18,600	2.3%
Rubrik, Inc.(11)	First lien senior secured loan	S + 6.50%	6/10/2027	28,269	27,732	27,987	3.5%
Rubrik, Inc.(11)(16)(18)	First lien senior secured delayed draw term loan	S + 7.00%	6/10/2027	590	590	557	0.1%
SailPoint Technologies Holdings, Inc.(9)	First lien senior secured loan	S + 6.25%	8/15/2029	114,100	111,720	112,651	13.9%
SailPoint Technologies Holdings, Inc.(16)(17)	First lien senior secured revolving loan	S + 6.25%	8/15/2028	—	(213)	(138)	—%
Securonix, Inc.(10)	First lien senior secured loan	S + 6.50%	4/5/2028	19,774	19,586	19,725	2.4%
Securonix, Inc.(16)(17)	First lien senior secured revolving loan	S + 6.50%	4/5/2028	—	(33)	(9)	—%
Talon MidCo 2 Limited (dba Tufin)(10)(21)	First lien senior secured loan	S + 7.69%	8/25/2028	27,381	26,840	26,833	3.3%
Talon MidCo 2 Limited (dba Tufin)(10)(16)(18)(21)	First lien senior secured delayed draw term loan	S + 7.69%	8/26/2024	67	67	59	—%
Talon MidCo 2 Limited (dba Tufin)(16)(17)(21)	First lien senior secured revolving loan	S + 7.69%	8/25/2028	—	(27)	(27)	—%
				336,086	327,634	323,499	40.0%
Total non-controlled/non-affiliated portfolio company debt investments				$1,585,230	$1,556,361	$1,542,435	190.7%
Equity Investments
Application Software
Project Alpine Co-Invest, Fund, L.P.(19)(21)(22)	L.P. Interest	N/A	N/A	6,667	6,670	6,667	0.8%
Health Care Technology
Minerva Holdco, Inc.(15)(22)	Senior A Preferred Stock	10.75% PIK	N/A	42,753	42,017	38,157	4.7%
Orange Blossom Parent, Inc.(19)(22)	Common Units	N/A	N/A	17	1,667	1,667	0.2%
					43,684	39,824	4.9%
Insurance
Accelerate Topco Holdings, LLC(19)(22)	Common Units	N/A	N/A	12	340	340	—%
IT Services
Knockout Intermediate Holdings I, Inc. (dba Kaseya)(15)(22)	Perpetual Preferred Stock	11.75% PIK	N/A	50,000	48,782	49,250	6.1%
Systems Software
Elliott Alto Co-Investor Aggregator L.P.(19)(21)(22)	L.P. Interest	N/A	N/A	8	7,859	7,859	1.0%
Picard Holdco, Inc.(15)(22)	Senior A Preferred Stock	12.00% PIK	N/A	61,791	59,936	59,937	7.4%
Halo Parent Newco, LLC(15)(22)	Class H PIK Preferred Equity	11.00% PIK	N/A	10,610	10,423	9,947	1.2%
Project Hotel California Co-Invest Fund, L.P.(19)(21)(22)	L.P. Interest	N/A	N/A	6,712	6,717	6,711	0.8%
Securiti, Inc.(19)(21)(22)	Series C Preferred Shares	N/A	N/A	1,263	10,000	10,000	1.3%
					94,935	94,454	11.7%

Owl Rock Technology Income Corp.
Consolidated Schedule of Investments
(Amounts in thousands)
(Unaudited)

Company(1)(2)(4)(20)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Total non-controlled/non-affiliated portfolio company equity investments					$194,411	$190,535	23.5%
Total Investments					$1,750,772	$1,732,970	214.2%
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Unless otherwise indicated, all investments are considered Level 3 investments. See Note 5 "Fair Value of Investments".
(3)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(4)As of September 30, 2022, the net estimated unrealized loss for U.S. federal income tax purposes was $13.7 million based on a tax cost basis of $1,746.6 million. As of September 30, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $19.6 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $5.9 million.
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
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2022 was 3.14%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2022 was 3.75%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2022 was 4.23%.
(9)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2022 was 3.04%.
(10)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2022 was 3.59%.
(11)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2022 was 3.99%.
(12)The interest rate on these loans is subject to PRIME, which as of September 30, 2022 was 6.25%.
(13)The interest rate on these loans is subject to SONIA, which as of September 30, 2022 was 2.19%.
(14)Level 2 investment.
(15)Contains a fixed rate structure.
(16)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(17)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(18)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(19)Investment is non-income producing.
(20)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility or SPV Asset Facility I. See Note 6 "Debt".
(21)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2022, non-qualifying assets represented 13.3% of total assets as calculated in accordance with the regulatory requirements.
(22)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2022, the aggregate fair value of these securities is $190.5 million or 23.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Project Hotel California Co-Invest Fund, L.P.	L.P. Interest	August 09, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	May 4, 2022
Elliott Alto Co-Investor Aggregator L.P.	L.P. Interest	September 28, 2022
Knockout Intermediate Holdings I, Inc. (dba Kaseya)	Perpetual Preferred Stock	June 23, 2022
Minerva Holdco, Inc.	Senior A Preferred Stock	May 2, 2022
Picard Holdco, Inc.	Senior A Preferred Stock	September 30, 2022
Project Hotel California Co-Invest Fund, L.P.	L.P. Interest	June 10, 2022
Securiti, Inc.	Series C Preferred Shares	July 28.2022
Accelerate Topco Holdings, LLC	Common Units	September 01, 2022
Orange Blossom Parent, Inc.	Common Units	July 29, 2022
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Income Corp.
Consolidated Statement of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended September 30, 2022(1)	For the Nine Months Ended September 30, 2022(1)
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$23,602	$30,598
Net change in unrealized gain (loss)	(3,020)	(14,623)
Net realized gain (loss) on investments	420	(106)
Net Increase (Decrease) in Net Assets Resulting from Operations	21,002	15,869
Distributions
Class S	(575)	(579)
Class I	(13,979)	(19,863)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(14,554)	(20,442)
Capital Share Transactions
Class S:
Issuance of shares of common stock	51,377	52,127
Reinvestment of shareholders' distributions	103	103
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	51,480	52,230
Class I:
Issuance of shares of common stock	172,113	761,854
Repurchase of common shares	(6,703)	(6,703)
Reinvestment of shareholders' distributions	5,103	6,090
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	170,513	761,241
Total Increase (Decrease) in Net Assets	228,441	808,898
Net Assets, at beginning of period	$580,608	$151
Net Assets, at end of period	$809,049	$809,049
(1)The Company was initially capitalized on September 30, 2021 and commenced operations on May 2, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Income Corp. Consolidated Statement of Cash Flows
(Amounts s in thousands, except share amounts)
(Unaudited)

Nine Months Ended September 30, 2022(1)
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$15,869
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,773,427)
Proceeds from investments and investment repayments, net	28,934
Net accretion/amortization of discount/premium on investments	(1,280)
Payment-in-kind interest	(2,654)
Payment-in-kind dividends	(2,328)
Net change in unrealized (gain) loss on investments	13,280
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	1,343
Net realized (gain) loss on investments	(17)
Amortization of debt issuance costs	1,044
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(13,773)
(Increase) decrease in prepaid expenses and other assets	(209)
(Increase) decrease in due from advisor	(23)
Increase (decrease) in accrued expenses and other liabilities	2,211
Net cash provided by (used in) operating activities	(1,731,030)
Cash Flows from Financing Activities
Borrowings on debt	1,178,454
Payments on debt	(230,000)
Debt issuance costs	(12,757)
Proceeds from issuance of common shares	813,981
Cash distributions paid to shareholders	(8,490)
Net cash provided by (used in) financing activities	1,741,188
Net increase (decrease) in cash	10,158
Cash, beginning of period	$86
Cash, end of period	$10,244

Supplemental and Non-Cash Information
Interest paid during the period	$12,042
Distributions declared during the period	$20,442
Reinvestment of distributions during the period	$6,193
Tender offer payable	$6,703
Distribution payable	$5,759
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
The Company is an externally managed closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (a “RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).
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
On October 6, 2021, the Company received a subscription agreement, totaling $50.0 million for the purchase of Class I common shares of its common stock from Owl Rock Feeder FIC ORTIC LLC (“Feeder FIC ORTIC”) and Blue Owl Capital Holdings LP (“Blue Owl Holdings”), entities affiliated with the Adviser. The Company called $0.2 million and $50.0 million under the subscription agreement as of December 31, 2021 and September 30, 2022, respectively.
The Company is currently publicly offering on a continuous basis up to $5.0 billion in shares. Since meeting the minimum offering requirement and commencing its continuous public offering through September 30, 2022, the Company has issued 5,229,416 shares of Class S common stock, and 5,975,801.79 shares of Class I common stock, for gross proceeds of $52.5 million, and $59.6

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
million, respectively, including $1,000 of seed capital contributed by its Initial Shareholder. The Company has issued 70,346,774 shares of its Class I common stock in the private offering and raised gross proceeds of approximately $702.4 million.
As of September 30, 2022, there were no shares of Class D common stock outstanding.
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
Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, the Company’s audit committee, and independent third-party valuation firm(s) engaged at the direction of the Board.
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
The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the average bid price of those market quotations;
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes accretion or amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three months ended September 30, 2022, PIK interest and PIK dividend income earned was $2.1 million and $2.9 million, representing 5.9% and 8.1% of investment income, respectively. For the nine months ended September 30, 2022 PIK interest and PIK dividend income earned was $3.3 million and $3.9 million representing 7.3% and 8.6% of investment income, respectively.
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
Income Taxes
The Company has elected to be treated as a RIC under the Code beginning with the taxable year ended December 31, 2021 and intends to continue to qualify as a RIC. So long as the Company maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.
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
Expenses that are common to all share classes are borne by each class of shares based on the net assets of the Company attributable to each class. Expenses that are specific to a class of shares are allocated to such class either directly or through the servicing fees paid pursuant to the Company’s distribution plan. See Note 3. "Agreements and Related Party Transactions – Dealer Manager Agreement.”
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
New Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022.
ASU No. 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates and is currently evaluating the impact of adopting ASU No. 2020-04 and 2021-01 on the consolidated financial statements.
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. The Company is currently evaluating the impact of adopting ASU No. 2022-03 on the consolidated financial statements.

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
For the three and nine months ended September 30, 2022, management fees were $2.0 million and $2.2 million, respectively, of which $2.0 million and $2.2 million was waived for each respective period.
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
For the three and nine months ended September 30, 2022, performance-based incentive fees were $3.0 million and $3.9 million, respectively, of which $3.0 million and $3.9 million was waived for each respective period.
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

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
For the three and nine months ended September 30, 2022, the Company did not accrue any organization and offering expenses that are reimbursable to the Adviser.
From October 1, 2021 to November 30, 2021, the Company was advised by ORTA, an affiliate of the Adviser, which also served as the Company's administrator. On November 30, 2021, the Company entered into the Investment Advisory Agreement and the Administration Agreement, under which the Adviser serves as the Company's Adviser and administrator, respectively.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, and certain of its affiliates rely on an order for exemptive relief (the "Order") that has been granted to Owl Rock Capital Advisors LLC to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing, and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Company has received an amendment to its Order to permit it to co-invest in its existing portfolio companies with certain affiliates that are private funds, even if such private funds did not have an investment in such existing portfolio company.
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
Subject to FINRA limitations on underwriting compensation and pursuant to a distribution plan adopted by the Company in compliance with Rules 12b-1 and 17d-3 under the 1940 Act, as if those rules applied to the Company, the Company will pay Blue Owl Securities selling commissions over time as servicing fees for ongoing services rendered to shareholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers:
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

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)(3)
($ in thousands)
June 30, 2022	$174	$174	$—	6.3%	June 30, 2025	—%
Total	$174	$174	$—
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

Expense Deferral Agreement
On March 23, 2022, the Company and the Adviser entered into the expense deferral agreement (the “Expense Deferral Agreement”), under which the Adviser has agreed to incur and pay all of the Company’s expenses, other than amounts used to pay interest expense and shareholder servicing and/or distribution fees, until the Company receives and accepts, in cash, $1.75 billion in aggregate subscriptions from the sale of its shares in the offering (the “First Subscription Condition”).
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
Investments at fair value and amortized cost consisted of the following as of September 30, 2022:

	September 30, 2022
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,346,632	$1,342,173
Second-lien senior secured debt investments	209,729	200,262
Preferred equity investments	171,158	167,291
Common equity investments	23,253	23,244
Total Investments	$1,750,772	$1,732,970
The Company uses Global Industry Classification Standards ("GICS") for classifying the industry groupings of its portfolio companies. The industry composition of investments based on fair value as of September 30, 2022 was as follows:

September 30, 2022
Aerospace & Defense	2.5%
Application Software	14.1%
Buildings and real estate	1.2%
Beverages	2.8%
Containers and packaging	1.2%
Commercial Services & Supplies	5.9%
Construction & Engineering	0.7%
Diversified Consumer Services	1.8%
Diversified Financial Services	2.5%
Electrical Equipment	5.7%
Food & Staples Retailing	8.4%
Health Care Technology	10.1%
Health Care providers & services	2.2%
Health Care equipment & Services	0.2%
Insurance	3.7%
IT Services	7.9%
Life Sciences Tools & Services	0.3%
Pharmaceuticals	0.5%
Professional Services	0.5%
Real Estate Management & Development	1.4%
Road & Rail	0.1%
Specialty Retail	2.2%
Systems Software	24.1%
Total	100.0%

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The geographic composition of investments based on fair value as of September 30, 2022 was as follows:

September 30, 2022
United States:
Midwest	13.8%
Northeast	23.9%
South	39.6%
West	18.0%
International	4.7%
Total	100.0%

Note 5. Fair Value of Investments
The following table presents the fair value hierarchy of investments as of September 30, 2022:

	Fair Value Hierarchy as of September 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$126,485	$1,215,688	$1,342,173
Second-lien senior secured debt investments	—	46,370	153,892	200,262
Preferred equity investments	—	—	167,291	167,291
Common equity investments	—	—	23,244	23,244
Total Investments	$—	$172,855	$1,560,115	$1,732,970
The following table presents changes in fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months and nine months ended September 30, 2022:

	As of and for the Three Months Ended September 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$689,493	$100,964	$96,964	$6,667	$894,088
Purchases of investments, net	520,949	54,199	69,935	16,583	661,666
Payment-in-kind	658	809	1,405	—	2,872
Proceeds from investments, net	1,954	—	—	—	1,954
Net change in unrealized gain (loss)	1,906	(2,105)	(1,064)	(6)	(1,269)
Net accretion/amortization of discount/premium on investments	728	25	51	—	804
Transfers into (out of) Level 3(1)	—	—	—	—	—
Fair value, end of period	$1,215,688	$153,892	$167,291	$23,244	$1,560,115

(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Nine Months Ended September 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$—	$—	$—	$—	$—
Purchases of investments, net	1,243,366	155,862	168,781	23,253	1,591,262
Payment-in-kind	859	1,813	2,310	—	4,982
Proceeds from investments, net	(28,740)	—	—	—	(28,740)
Net change in unrealized gain (loss)	(766)	(3,825)	(3,867)	(9)	(8,467)
Net realized gains (losses)	17	—	—	—	17
Net accretion/amortization of discount/premium on investments	952	42	67	—	1,061
Transfers into (out of) Level 3(1)	—	—	—	—	—
Fair value, end of period	$1,215,688	$153,892	$167,291	$23,244	$1,560,115
(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

The following tables present information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and nine months ended September 30, 2022:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2022 on Investments Held at September 30, 2022	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2022 on Investments Held at September 30, 2022
First-lien senior secured debt investments	$1,906	$(766)
Second-lien senior secured debt investments	(2,105)	(3,825)
Preferred equity investments	(1,064)	(3,867)
Common equity investments	(6)	(9)
Total Investments	$(1,269)	$(8,467)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2022. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$703,642	Yield Analysis	Market Yield	8.9% - 13.4% (11.4%)	Decrease
	$512,046	Recent Transaction	Transaction Price	87.2% - 99.0% (98.3%)	Increase
Second-lien senior secured debt investments	$153,892	Yield Analysis	Market Yield	11.8% - 16.8% (14.7%)	Decrease
Preferred equity investments	$97,354	Yield Analysis	Market Yield	12.0% - 17.8% (14.5%)	Decrease
	$69,937	Recent Transaction	Transaction Price	97.0% - 100.0% (97.4%)	Increase
Common equity investments	$8,333	Yield Analysis	Market Yield	100.0% - 100.0% (100.0%)	Decrease
	$14,911	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase

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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following tables present the carrying and fair values of the Company’s debt obligations as of September 30, 2022.

	September 30, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value
Revolving Credit Facility	$635,628	$635,628
SPV Asset Facility I	297,934	297,934
Total Debt	$933,562	$933,562
(1) The carrying value of our Revolving Credit Facility and SPV Asset Facility I are presented net unamortized debt issuance costs of $4.6 million and $7.1 million, respectively.
Financial Instruments Not Carried at Fair Value
As of September 30, 2022 and December 31, 2021, the carrying amounts of the Company's assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short term maturities.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2022, the Company’s asset coverage was 185.4%.
Debt obligations consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$1,000,000	$305,000	$61,511	$297,934
Revolving Credit Facility	725,000	640,275	63,212	635,628
Total Debt	$1,725,000	$945,275	$124,723	$933,562
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of our SPV Asset Facility I and Revolving Credit Facility are presented net unamortized debt issuance costs of $7.1 million and $4.6 million, respectively.

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Promissory Note	$100,000	$—	$100,000	$—
Total Debt	$100,000	$—	$100,000	$—

For the three and nine months ended September 30, 2022, the components of interest expense were as follows:

($ in thousands)	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Interest Expense(1)	$10,946	$13,334
Amortization of debt issuance costs	682	1,044
Total Interest Expense	$11,628	$14,378
Average interest rate(2)(3)	5.9%	6.5%
Average daily borrowings(2)(3)	$736,753	$487,736

(1) Interest expense excludes approximately $0.6 million of financing fees incurred in connection with the Macquarie warehouse agreements prior to the commencement of operations on May 2, 2022.
(2) Averages reflect the period from May 2, 2022, the date of the agreement, through September 30, 2022.
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
SPV Asset Facility I
On April 27, 2022, Tech Income Funding I LLC (the “Tech Income Funding I”), a Delaware limited liability company and a newly formed subsidiary of the Company entered into a Credit Agreement (the "SPV Asset Facility I") among Tech Income Funding I, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility I Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian. On May 6, 2022 (the "SVP Asset Facility I Closing Date"), in connection with SPV Asset Facility I, Tech Income Funding I entered into a Margining Agreement (the "Margining Agreement"), with Goldman Sachs Bank USA, as Administrative Agent.

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
The SPV Asset Facility I contains customary covenants, including certain maintenance covenants, and events of default. The SPV Asset Facility I will be secured by a perfected first priority security interest in the assets of Tech Income Funding I and on any payments received by Tech Income Funding I in respect of those assets. Assets pledged to the SPV Asset Facility I Lenders will not be available to pay the debts of the Company.
Borrowings of Tech Income Funding I LLC are considered the Company's borrowing for purposes of complying with the asset coverage requirements under the 1940 Act.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of September 30, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2022
($ in thousands)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	$4,545
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273
Anaplan, Inc.	First lien senior secured revolving loan	6,481
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	18,367
Appfire Technologies, LLC	First lien senior secured revolving loan	1,501
Armstrong Bidco Limited	First lien senior secured delayed draw term loan	10,376
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	1,159
Certify, Inc.	First lien senior secured delayed draw term loan	3,422
CFS Brands, LLC	First lien senior secured delayed draw term loan	2,269
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	375
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	34,308
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	10,000
Grayshift, LLC	First lien senior secured revolving loan	5,806
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	4,963
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,184
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	1,350
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,304
Kaseya Inc.	First lien senior secured delayed draw term loan	4,050
Kaseya Inc.	First lien senior secured revolving loan	4,050
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)	First lien senior secured delayed draw term loan	2,952
ManTech International Corporation	First lien senior secured delayed draw term loan	10,400
ManTech International Corporation	First lien senior secured revolving loan	4,716
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	5,650
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	1,695
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	4,412
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	1,891
Rubrik, Inc.	First lien senior secured delayed draw term loan	2,641
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	10,896
Securonix, Inc.	First lien senior secured revolving loan	3,559
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	7,716
Smarsh Inc.	First lien senior secured delayed draw term loan	6,667
Smarsh Inc.	First lien senior secured revolving loan	1,667
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	311
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071
The NPD Group, L.P.	First lien senior secured revolving loan	9,060
Total Unfunded Portfolio Company Commitments		$197,160

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
As of September 30, 2022, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser and its affiliates have incurred organization and offering costs on behalf of the Company in the amount of $3.7 million for the period from June 22, 2021 (Inception) to September 30, 2022, and $1.8 million for the period from June 22, 2021 (Inception) to December 31, 2021, of which, no organization and offering costs have been charged to the Company as of September 30, 2022 and December 31, 2021. Under the Investment Advisory Agreement, there will be no liability on the Company`s part for the offering or organization costs funded by the Adviser or its affiliates until the Company has satisfied the minimum offering requirement. At such time, the Adviser will be entitled to receive up to 1.5% of gross offering proceeds raised in the Company`s continuous public offering until all organization and offering costs funded by the Adviser or its affiliates have been recovered.
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
The total expenses incurred by the Adviser on behalf of the Company for the period from June 22, 2021 (Inception) to September 30, 2022, were $6.5 million, including organizational and offering costs, and for the period from June 22, 2021 (Inception) to December 31, 2021, $2.1 million.
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
Prior to such time as the Company satisfied the Warehouse Conditions, its obligations under the purchase agreements were guaranteed by an affiliate of the Adviser. On May 10, 2022, conditions under the purchase agreement with Macquarie were met and the Company was obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of June 8, 2022, the Company settled the 4 warehouse investments that the Financing Providers purchased having an aggregate funded principal of $129.2 million and aggregate cost of $127.0 million. As of September 30, 2022, there were no purchase agreements outstanding with the Financing Providers.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2022, management was not aware of any pending or threatened litigation.

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
The Company`s Class S shares are not subject to upfront selling commissions; however, if Class S shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charge to 3.5% of the net offering price per share for each Class S share. Pursuant to a distribution plan adopted by the Company in compliance with Rules 12b-1 and 17d-3 under the 1940 Act, as if those rules applied to the Company, the Company`s Class S shares are subject to annual ongoing services fees of 0.85% of the current net asset value of such shares, as determined in accordance with FINRA rules.
The Company`s Class D shares are not subject to upfront selling commissions; however, if Class D shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charge to 1.5% of the net offering price per share of each Class D share. Pursuant to a distribution plan adopted by the Company in compliance with Rules 12b-1 and 17d-3 under the 1940 Act, as if those rules applied to the Company, the Company`s Class D shares are subject to annual ongoing services fees of 0.25% of the current net asset value of such shares, as determined in accordance with FINRA rules.
The Company`s Class I shares are not subject to upfront selling commissions or annual ongoing service fees.
Common Stock Activity
On September 30, 2021, the Company issued 100 Class I common shares for $1,000 to ORTA. On December 30, 2021, the Company issued 15,000 Class I common shares for $150,000 to Feeder FIC ORTIC.
The following table summarizes transactions with respect to shares of the Company's common stock during the three and nine months ended September 30, 2022:

	For the Three Months Ended September 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	5,154,115	$51,703	—	$—	975,702	$9,625	6,129,817	$61,328
Shares/gross proceeds from the private placements	—	—	—	—	16,335,421	162,488	16,335,421	162,488
Reinvestment of distributions	10,306	103	—	—	512,386	5,103	522,692	5,206
Repurchased shares	—	—	—	—	(675,034)	(6,703)	(675,034)	(6,703)
Total shares/gross proceeds	5,164,421	$51,806	—	$—	17,148,475	$170,513	22,312,896	$222,319
Sales load	—	(326)	—	—	—	—	—	(326)
Total shares/net proceeds	5,164,421	$51,480	—	$—	17,148,475	$170,513	22,312,896	$221,993

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	For the Nine Months Ended September 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	5,229,416	$52,457	—	$—	5,960,702	$59,475	11,190,118	$111,932
Shares/gross proceeds from the private placements	—	—	—	—	70,346,774	702,379	70,346,774	702,379
Reinvestment of distributions	10,306	103	—	—	611,508	6,090	621,814	6,193
Repurchased shares	—	—	—	—	(675,034)	(6,703)	(675,034)	(6,703)
Total shares/gross proceeds	5,239,722	$52,560	—	$—	76,243,950	$761,241	81,483,672	$813,801
Sales load	—	(330)	—	—	—	—	—	(330)
Total shares/net proceeds	5,239,722	$52,230	—	$—	76,243,950	$761,241	81,483,672	$813,471
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
The changes to the Company's offering price per share since the commencement of the Company's initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)
June 1, 2022	$9.96	$—	$9.96
July 1, 2022	$9.81	$—	$9.81
August 1, 2022	$10.00	$—	$10.00
September 1, 2022	$10.03	$—	$10.03
(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)
June 1, 2022	$9.96	$—	$9.96
July 1, 2022	$9.81	$—	$9.81
August 1, 2022	$10.00	$—	$10.00
September 1, 2022	$10.04	$—	$10.04
(1) Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial offering price	$10.00	$—	$10.00
June 1, 2022	$9.96	$—	$9.96
July 1, 2022	$9.81	$—	$9.81
August 1, 2022	$10.00	$—	$10.00
September 1, 2022	$10.04	$—	$10.04

Distributions
The Board intends to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following table presents cash distributions per share that were declared during the nine months ended September 30, 2022:

Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)				Class S	Class D	Class I
May 3, 2022	May 31, 2022	June 23, 2022	$0.04583	$—	$—	$2,449
June 24, 2022	June 30, 2022	July 26, 2022	0.05810	4	—	3,435
July 25, 2022	July 31, 2022	August 24, 2022	0.06131	70	—	4,044
August 23, 2022	August 31, 2022	September 26, 2022	0.06458	169	—	4,511
September 26, 2022	September 30, 2022	October 26, 2022	0.07112	336	—	5,424
		Total	$0.30094	$579	$—	$19,863
(1) Distributions per share are gross of shareholder servicing fees.
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
The following table reflects the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2022:

	For the Nine Months Ended September 30, 2022
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.45730	$30,598	149.7%
Net realized gain (loss) on investments	0.00021	17	0.1%
Distributions in excess of (undistributed) net investment income	(0.15657)	(10,173)	(49.8)%
Total	$0.30094	$20,442	100.0%
(1) Distributions per share are gross of shareholder servicing fees.
(2) Data in this table is presented on a consolidated basis. Refer to Note 11 "Financial Highlights" for amounts by share class.

Share Repurchases
The Board has complete discretion to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of our Board, the Company may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares. The Company has commenced a share repurchase program pursuant to which the Company intends to conduct quarterly repurchase offers to allow its shareholders to tender their shares at a price equal to the net offering price per share for the applicable class of shares on each date of repurchase. All shares purchased by the Company pursuant to the terms of each offer to repurchase will be retired and thereafter will be authorized and unissued shares.
The Company intends to limit the number of shares to be repurchased in each quarter to no more than 5.00% of its outstanding shares of common stock. Any periodic repurchase offers are subject in part to the Company's available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While the Company intends to continue to conduct quarterly tender offers as described above, the Company is not required to do so and may suspend or terminate the share repurchase program at any time.
The following table reflects the share repurchase activity of the Company as of September 30, 2022:

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
August 25, 2022	I	September 30, 2022	$6,703	$9.93	675,034

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2022:

	For the Three Months Ended September 30, 2022(1)			For the Nine Months Ended September 30, 2022(1)
($ in thousands, except per share amounts)	Class S	Class D	Class I	Class S	Class D	Class I
Increase (decrease) in net assets resulting from operations	$372	$—	$20,630	$365	$—	$15,504
Weighted average shares of common stock outstanding—basic and diluted	3,136,140	—	70,708,521	1,913,052	—	64,997,423
Earnings (loss) per common share—basic and diluted(2)	$0.12	$—	$0.29	$0.19	$—	$0.24
(1)The Company commenced operations on May 2, 2022.
(2)The computation of earnings per share based on amounts presented differs slightly from actuals due to rounding.
Note 10. Income Taxes
Taxable income generally differs from increase in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
The Company has elected to be treated for federal income tax purposes, and intends to qualify annual thereafter, as a RIC under Subchapter M of the Code. As a RIC, the Company generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that the Company distributes to its shareholders from its tax earnings and profits. To obtain and maintain its RIC tax treatment, it must, among other things, meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.
For the three and nine months ended September 30, 2022, the Company recorded $0.2 million for U.S. federal excise tax.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11. Financial Highlights
The following are the financial highlights for a common share outstanding during the nine months ended September 30, 2022:

	For the Nine Months Ended September 30, 2022
($ in thousands, except share and per share amounts)(1)(10)	Class S common stock(8)	Class I common stock
Per share data:
Net asset value, at beginning of period	$10.00	$10.00
Results of operations:
Net investment income(2)	0.46	0.46
Net realized and unrealized gain (loss)(3)	(0.27)	(0.23)
Net increase (decrease) in net assets resulting from operations	$0.19	$0.23
Shareholder distributions:
Distributions from net investment income(4)	(0.26)	(0.30)
Distributions from net realized gains(9)	—	—
Net increase (decrease) in net assets from shareholders' distributions	$(0.26)	$(0.30)
Total increase (decrease) in net assets	(0.07)	(0.07)
Net asset value, at end of period	$9.93	$9.93

Total Return(5)	2.0%	2.3%

Ratios
Ratio of net expenses to average net assets(6)(7)	1.6%	2.5%
Ratio of net investment income to average net assets(7)	2.3%	5.3%
Portfolio turnover rate	N.M	N.M

Supplemental Data
Weighted-average shares outstanding	1,913,052	64,997,423
Shares outstanding, end of period	5,239,722	76,259,050
Net assets, end of period	$52,016	$757,033
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
(6)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. From May 2, 2022 (commencement of operations) through September 30, 2022, the total operating expenses to average net assets were 2.4% and 3.3% for Class S and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any.
(7)The ratio reflects an annualized amount from May 2, 2022 (commencement of operations) through September 30, 2022, except in the case of non-recurring expenses (e.g., initial organization expenses) and offering expenses.
(8)Class S common stock shares were first issued on June 1, 2022.
(9)The distributions from net realized gain (loss) on investments per share for the nine months ended September 30, 2022, rounds to less than $0.01 per share.
(10)There are no Class D shares outstanding as of September 30, 2022

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 12. Subsequent Events
The Company's management evaluated subsequent events through the date of these financial statements. There have been no subsequent events to disclose except for the following:
On October 21, 2022, our Board declared a distribution of $0.07112 per share, payable on or before November 30, 2022 to shareholders of record as of October 31, 2022.
As of November 9, 2022, the Company has issued approximately 7.2 million shares of its Class S common stock, approximately 82.5 million shares of its Class I common stock and 0.03 million shares of its Class D common stock and has raised total gross proceeds of approximately $71.9 million, $823.6 million, and $0.3 million respectively, including seed capital of $1,000 contributed by its Adviser in September 2021 and approximately $50.0 million in gross proceeds raised from Feeder FIC ORTIC and Blue Owl Holdings, entities affiliated with the Adviser. In addition, the Company has received $81.4 million in subscription payments which the Company accepted on October 3, 2022 and which is pending the Company’s determination of the net asset value per share applicable to such purchase.

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
On September 30, 2021, an affiliate of the Adviser ("the Initial Shareholder") purchased 100 shares of our Class I common stock at $10.00 per share, which represents the initial public offering price of such shares. The Initial Shareholder will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue its role. On October 6, 2021, we received a subscription agreement, totaling $50.0 million for the purchase of Class I common shares of our common stock from Owl Rock Feeder FIC ORTIC LLC (“Feeder FIC ORTIC”) and Blue Owl Capital Holdings LP, ("Blue Owl Holdings"), entities affiliated with the Adviser. The Company had called all of the $50.0 million under the subscription agreement as of September 30, 2022.
Our Adviser also serves as investment adviser to Owl Rock Technology Finance Corporation II.
Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. As of September 30, 2022 , the Adviser and its affiliates had $65.7 billion of assets under management across the Owl Rock division of Blue Owl. Owl Rock is comprised of the Adviser, Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Diversified Advisors LLC (“ORDA”), Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“ORPFA” and together with the Adviser, ORCA, ORDA, ORTA and ORTA II the (“Owl Rock Advisers”)), which are also investment advisers.
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
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the "Order"), that has been granted by the SEC to ORCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates, including the other Owl Rock BDCs, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Owl Rock Advisers' investment allocations policy seeks to ensure equitable allocation of investment opportunities over time between us and/or other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and investment portfolios of the other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and have an investment objective similar to ours.
We have elected to be regulated as a BDC under the 1940 Act and as a regulated investment company (“RIC”) for tax purposes under the Code. As a result, we are required to comply with various statutory and regulatory requirements, such as:
•the requirement to invest at least 70% of our assets in “qualifying assets”, as such term is defined in the 1940 Act;
•source of income limitations;
•asset diversification requirements; and
•the requirement to distribute (or be treated as distributing) in each taxable year at least 90% of our investment company taxable income and tax-exempt interest for that taxable year.
Economic Developments and COVID-19
We have observed and continue to observe supply chain interruptions, significant labor and resource shortages, commodity inflation, rapidly rising interest rates, economic sanctions as a result of the ongoing war between Russia and Ukraine and elements of geopolitical, economic and financial market instability in the United States, the United Kingdom, the European Union and China. One or more of these factors may contribute to increased market volatility, may have long term effects in the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. Additionally, in the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle-market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
Over two years after COVID-19 was recognized as a pandemic by the World Health Organization, its continued persistence in the United States and worldwide and the magnitude of the economic impact of the outbreak continue to create an uncertain environment in which we and our portfolio companies operate. The preventative measures taken to contain or mitigate the spread of COVID-19 have caused, and may in the future cause, business shutdowns, cancellations of events and travel and other disruptions. We have built our portfolio management team to include workout experts and on a quarterly basis continue to closely monitor our portfolio companies and understand and mitigate issues. We are unable to predict the duration of any business and supply-chain disruptions or labor and resource shortages, the extent to which COVID-19 or economic conditions will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, technology-related companies based primarily in the United States. Our investment objective is to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity-related investments. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2022, our Adviser and its affiliates have originated $69.4 billion of aggregate principal amount of investments, of which $65.9 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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

We target portfolio companies where we can structure larger transactions. As of September 30, 2022, our average investment size in each of our portfolio companies was approximately $32.1 million based on fair value. As of September 30, 2022, investments we classify as traditional financing, excluding certain investments that fall outside of our typical borrower profile, represented 83.3%% of our total portfolio based on fair value and these portfolio companies had a weighted average annual revenue of $934.9 million, a weighted average annual EBITDA of $252.7 million and a weighted average enterprise value of $5.5 billion. As of September 30, 2022, investments we classify as growth capital represented 11.0% of our total portfolio based on fair value and these portfolio companies had a weighted average annual revenue of $2.2 billion and weighted average enterprise value of $15.6 billion.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2022, 100.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Expense Deferral Agreement
On March 23, 2022, the Company and the Adviser entered into the expense deferral agreement (the “Expense Deferral Agreement”), under which the Adviser has agreed to incur and pay all of the Company’s expenses, other than amounts used to pay interest expense and shareholder servicing and/or distribution fees, until the Company receives and accepts, in cash, $1.75 billion in aggregate subscriptions from the sale of its shares in the offering (the “First Subscription Condition”).
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
On March 21, 2022, the Board approved multiple purchase agreements with Macquarie US Trading LLC (“Macquarie”) and certain of its affiliates (each, a “Financing Provider” and collectively, the “Financing Providers”). Under the purchase agreements, the Company had forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Providers, each of whom was obligated to settle the sale of such investments subject to the following conditions: (a) the Company received a minimum of $450.0 million of subscriptions; and (b) the Board approved the purchase of the specific Warehouse Investments. As of May 10, 2022, conditions under the purchase agreement were met and we became obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of September 30, 2022, the Company settled its required obligations under the purchase agreements. See "Off-Balance Sheet Arrangements — Warehouse Facility with Macquarie."
As of September 30, 2022, based on fair value, our portfolio consisted of 77.4% first lien senior debt investments (of which 53% we consider to be unitranche debt investments (including "last out" portions of such loans)), 11.6% second lien senior secured debt investments, 9.7% preferred equity investments, and 1.3% common equity investments.
As of September 30, 2022, our weighted average total yield of the portfolio at fair value and amortized cost was 9.8% and 9.7%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 9.9% and 9.8%, respectively. As of September 30, 2022, the weighted average spread of total debt investments was 6.2%.
As of September 30, 2022, we had investments in 54 portfolio companies with an aggregate fair value of $1.7 billion. As of September 30, 2022, we had net leverage of 1.16x debt-to-equity.
We expect the pace of our originations to vary with the pace of repayments and the pace at which we raise funds in our public and private offerings. Currently, rapidly rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions and other public market activity which in turn has led to decreased repayments over the quarter; however, because we have continued to raise funds in our public and private offerings, the pace of our originations is strong. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service oriented sectors such as software and healthcare, and the credit quality of our portfolio remains consistent. The majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders and Owl Rock continues to have the opportunity to invest in large unitranche transactions in excess of $1 billion in size which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protection.
We are continuing to monitor the effect that market volatility, including as a result of a rising interest rate environment may have on our portfolio companies and our investment activities. We believe that the rapid rise in interest rates will meaningfully benefit our net investment income in the fourth quarter as we continue to see the impact of interest rates exceeding our interest rate floors.

Our investment activity for the three months ended September 30, 2022, is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	For the Three Months Ended September 30, 2022
New investment commitments
Gross originations	$800,383
Less: Sell downs	—
Total new investment commitments	$800,383
Principal amount of investments funded:
First-lien senior secured debt investments	$601,828
Second-lien senior secured debt investments	55,875
Preferred equity investments	71,791
Common equity investments	16,554
Total principal amount of investments funded	$746,048

Number of new investment commitments in new portfolio companies(1)	13
Average new investment commitment amount	$61,568
Weighted average term for new debt investment commitments (in years)	6.7
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	—%
Weighted average interest rate of new debt investment commitments(2)	10.0%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	6.2%
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 3.75% as of September 30, 2022.

As of September 30, 2022, our investments consisted of the following:

	September 30, 2022
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$1,346,632	$1,342,173
Second-lien senior secured debt investments	209,729	200,262
Preferred equity investments	171,158	167,291
Common equity investments	23,253	23,244
Total Investments	$1,750,772	$1,732,970
(1) 53% of which we consider unitranche loans as of September 30, 2022.

We use GICs for classifying the industry groupings of our portfolio companies. The industry composition of investments based on fair value as of September 30, 2022 was as follows:

September 30, 2022
Aerospace & Defense	2.5%
Application Software	14.1%
Buildings and real estate	1.2%
Beverages	2.8%
Containers and packaging	1.2%
Commercial Services & Supplies	5.9%
Construction & Engineering	0.7%
Diversified Consumer Services	1.8%
Diversified Financial Services	2.5%
Electrical Equipment	5.7%
Food & Staples Retailing	8.4%
Health Care Technology	10.1%
Health Care providers & services	2.2%
Health Care equipment & Services	0.2%
Insurance	3.7%
IT Services	7.9%
Life Sciences Tools & Services	0.3%
Pharmaceuticals	0.5%
Professional Services	0.5%
Real Estate Management & Development	1.4%
Road & Rail	0.1%
Specialty Retail	2.2%
Systems Software	24.1%
Total	100.0%

We classify the industries of our portfolio companies be end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.
The table below describes investments by geographic composition based on fair value as of September 30, 2022:

September 30, 2022
United States:
Midwest	13.8%
Northeast	23.9%
South	39.6%
West	18.0%
International	4.7%
Total	100.0%
The weighted average yields and interest rates of our investments at fair value as of September 30, 2022, were as follows:

September 30, 2022
Weighted average total yield of portfolio	9.8%
Weighted average total yield of debt and income producing securities	9.9%
Weighted average interest rate of debt securities	6.2%
Weighted average spread over LIBOR of all floating rate investments	6.2%

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
The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2022:

	September 30, 2022
Investment Rating	Fair Value	Percentage
($ in thousands)
1	$31,172	1.8%
2	1,701,798	98.2%
3	—	—%
4	—	—%
5	—	—%
Total	$1,732,970	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2022:

($ in thousands)	Amortized Cost	Percentage
Performing	$1,750,772	100.0%
Non-accrual	—	—%
Total	$1,750,772	100.0%
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
Results of Operations
For the three and nine months ended September 30, 2022
The following table represents the operating results for the three and nine months ended September 30, 2022:

($ in thousands)	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Total Investment Income	$35,696	$45,872
Less: Net operating expenses	(11,869)	(15,049)
Net Investment Income (Loss) Before Taxes	23,827	30,823
Less: Income taxes, including excise taxes	(225)	(225)
Net Investment Income (Loss) After Taxes	$23,602	$30,598
Net realized gain (loss)	420	(106)
Net change in unrealized gain (loss)	(3,020)	(14,623)
Net Increase (Decrease) in Net Assets Resulting from Operations	$21,002	$15,869
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
Investment Income
Investment income for the three and nine months ended September 30, 2022 was as follows:

($ in thousands)	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Interest income	$28,128	$35,398
Payment-in-kind interest income	2,122	3,337
Payment-in-kind dividend income	2,874	3,926
Other income	2,572	3,211
Total Investment Income	$35,696	$45,872
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

Expenses
Expenses for the three and nine months ended September 30, 2022 were as follows:

($ in thousands)	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Interest expense	$11,628	$14,981
Management fees	1,964	2,242
Performance based incentive fees	3,000	3,853
Shareholder servicing fees	67	68
Total Operating Expenses	16,659	21,144
Management fees waived	(1,964)	(2,242)
Incentive fees waived	(3,000)	(3,853)
Expense Support	—	(174)
Recoupment of expense support	174	174
Net Operating Expenses	$11,869	$15,049
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

Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from corporate-level U.S. federal income taxes.
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
For the three and nine months ended September 30, 2022, we recorded $0.2 million for U.S. federal excise tax.
Net Change in Unrealized Gains (Loss) on Investments
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2022, net change in unrealized gains (losses) was comprised of the following:

($ in thousands)	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Net change in unrealized gain (loss) on investments	$(1,881)	$(13,280)
Net change in translation of assets and liabilities in foreign currencies	(1,139)	(1,343)
Net change in unrealized gain (loss)	$(3,020)	$(14,623)
We were initially capitalized on September 30, 2021, we commenced operations and began investing activities in May 2022. As a result, comparisons may not be meaningful.

The primary driver of our portfolio's unrealized loss was primarily driven by a decrease in the fair value of our debt investments due to current market conditions, including public market volatility, and credit spreads widening. The ten largest contributors to the change in net unrealized gain (loss) on investments during the three and nine months ended September 30, 2022 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss) for the Three Months Ended September 30, 2022
($ in thousands)
Barracuda Networks, Inc.	$(3,420)
Asurion, LLC	(2,566)
Minerva Holdco, Inc.	(1,487)
Help/Systems Holdings, Inc.	(974)
Five Star Lower Holding LLC	(666)
Dodge Data & Analytics LLC	(566)
CDK Global, Inc.	(371)
Imprivata, Inc.	(163)
The NPD Group, L.P.	(92)
Innovation Ventures HoldCo, LLC	(45)
Remaining Portfolio Companies	8,469
Total	$(1,881)

Portfolio Company	Net Change in Unrealized Gain (Loss) for the Nine Months Ended September 30, 2022
($ in thousands)
Asurion, LLC	$(5,050)
Minerva Holdco, Inc.	(4,285)
Barracuda Networks, Inc.	(3,420)
Help/Systems Holdings, Inc.	(2,262)
Dodge Data & Analytics LLC	(696)
Five Star Lower Holding LLC	(671)
RealPage, Inc.	(591)
Innovation Ventures HoldCo, LLC	(510)
Delta TopCo, Inc. (dba Infoblox, Inc.)	(445)
CDK Global, Inc.	(371)
Remaining Portfolio Companies	5,021
Total	$(13,280)
Net Realized Gains (Losses) on Investments
The realized gains and losses on sold investment portfolio companies during the three and nine months ended September 30, 2022 were comprised of the following:

($ in thousands)	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Net realized gain (loss) on investments	$—	$17
Net realized gain (loss) on foreign currency transactions	420	(123)
Net realized gain (loss)	$420	$(106)

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
We may from time to time enter into debt facilities or issue debt securities. Additional financings could include additional SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2022, our asset coverage ratio was 185.4%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitment we are required to fund.
Cash as of September 30, 2022, taken together with our available debt capacity of $124.7 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash need will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future. As of September 30, 2022, we had $124.7 million available under our credit facilities.
As of September 30, 2022, we had $10.2 million in cash. During the period ended September 30, 2022, we used $1.7 billion in cash for operating activities, primarily as a result of funding portfolio investments of $1.8 billion. Cash provided by financing activities was $1.7 billion during the period, which was the result of proceeds from gross borrowings on our credit facilities of $1.2 million, partially offset by repayments on our credit facilities of $0.2 million, and $0.8 million of proceeds from issuance of common shares.
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

The following table summarizes transactions with respect to shares of our common stock during the three and nine months ended September 30, 2022:

	For the Three Months Ended September 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	5,154,115	$51,703	—	$—	975,702	$9,625	6,129,817	$61,328
Shares/gross proceeds from the private placements	—	—	—	—	16,335,421	162,488	16,335,421	162,488
Reinvestment of distributions	10,306	103	—	—	512,386	5,103	522,692	5,206
Repurchased shares	—	—	—	—	(675,034)	(6,703)	(675,034)	(6,703)
Total shares/gross proceeds	5,164,421	$51,806	—	$—	17,148,475	$170,513	22,312,896	$222,319
Sales load	—	(326)	—	—	—	—	—	(326)
Total shares/net proceeds	5,164,421	$51,480	—	—	17,148,475	$170,513	22,312,896	$221,993

	For the Nine Months Ended September 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	5,229,416	$52,457	—	$—	5,960,702	$59,475	11,190,118	$111,932
Shares/gross proceeds from the private placements	—	—	—	—	70,346,774	702,379	70,346,774	702,379
Reinvestment of distributions	10,306	103	—	—	611,508	6,090	621,814	6,193
Repurchased shares	—	—	—	—	(675,034)	(6,703)	(675,034)	(6,703)
Total shares/gross proceeds	5,239,722	$52,560	—	$—	76,243,950	$761,241	81,483,672	$813,801
Sales load	—	(330)	—	—	—	—	—	(330)
Total shares/net proceeds	5,239,722	$52,230	—	$—	76,243,950	$761,241	81,483,672	$813,471
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
The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)
June 1, 2022	$9.96	$—	$9.96
July 1, 2022	$9.81	$—	$9.81
August 1, 2022	$10.00	$—	$10.00
September 1, 2022	$10.03	$—	$10.03
(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)
June 1, 2022	$9.96	$—	$9.96
July 1, 2022	$9.81	$—	$9.81
August 1, 2022	$10.00	$—	$10.00
September 1, 2022	$10.04	$—	$10.04
(1) Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial offering price	$10.00	$—	$10.00
June 1, 2022	$9.96	$—	$9.96
July 1, 2022	$9.81	$—	$9.81
August 1, 2022	$10.00	$—	$10.00
September 1, 2022	$10.04	$—	$10.04
Distributions
Subject to our Board's discretion, we intend to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.
The following table presents cash distributions per share that were declared during the nine months ended September 30, 2022:

Declaration Date	Record Date	Payment Date	Distribution Per Share(1)		Distribution Amount
($ in thousands, except per share amounts)					Class S	Class D	Class I
May 3, 2022	May 31, 2022	June 23, 2022	$0.04583		$—	$—	$2,449
June 24, 2022	June 30, 2022	July 26, 2022	0.05810		4	—	3,435
July 25, 2022	July 31, 2022	August 24, 2022	0.06131		70	—	4,044
August 23, 2022	August 31, 2022	September 26, 2022	0.06458		169	—	4,511
September 26, 2022	September 30, 2022	October 26, 2022	0.07112		336	—	5,424
		Total	$0.30094	0.30094	$579	$—	$19,863
(1) Distributions per share are gross of shareholder servicing fees.

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
The following table reflects the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2022:

	For the Nine Months Ended September 30, 2022
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.45730	$30,598	149.7%
Net realized gain (loss) on investments	0.00021	17	0.1%
Distributions in excess of (undistributed) net investment income	(0.15657)	(10,173)	(49.8)%
Total	$0.30094	$20,442	100.0%
(1) Distributions per share are gross of shareholder servicing fees.
(2) Data in this table is presented on a consolidated basis. Refer to Note 11 "Financial Highlights" for amounts by share class.

Share Repurchases
The Board has complete discretion to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of our Board, the Company may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares.
The Company has commenced a share repurchase program pursuant to which the Company intends to conduct quarterly repurchase offers to allow its shareholders to tender their shares at a price equal to the net offering price per share for the applicable class of shares on each date of repurchase. All shares purchased by the Company pursuant to the terms of each offer to repurchase will be retired and thereafter will be authorized and unissued shares. The Company intends to limit the number of shares to be repurchased in each quarter to no more than 5.00% of its outstanding shares of common stock.
Any periodic repurchase offers are subject in part to our available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While we intend to continue to conduct periodic repurchase offers as described above, we are not required to do so and may suspend or terminate the share repurchase program at any time.
The following table reflects the share repurchase activity of the Company as of September 30, 2022:

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
August 25, 2022	I	September 30, 2022	$6,703	$9.93	675,034
Debt
Aggregate Borrowings
Our debt obligations consisted of the following as of September 30, 2022:

	September 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$1,000,000	$305,000	$61,511	$297,934
Revolving Credit Facility	725,000	640,275	63,212	635,628
Total Debt	$1,725,000	$945,275	$124,723	$933,562
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of our SPV Asset Facility I and Revolving Credit Facility are presented net unamortized debt issuance costs of $7.1million and $4.6 million, respectively.

For the three and nine months ended September 30, 2022, the components of interest expense were as follows:

($ in thousands)	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Interest Expense(1)	$10,946	$13,334
Amortization of debt issuance costs	682	1,044
Total Interest Expense	$11,628	$14,378
Average interest rate(2)(3)	5.9%	6.5%
Average daily borrowings(2)(3)	736,753	487,736
(1) Interest expense excludes approximately $0.6 million of financing fees incurred in connection with the Macquarie warehouse agreements prior to the commencement of operations on May 2, 2022.
(2) Averages reflect the period from May 2, 2022, the date of the agreement, through September 30, 2022.
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
SPV Asset Facility I
On April 27, 2022, Tech Income Funding I LLC (the “Tech Income Funding I”), a Delaware limited liability company and a newly formed subsidiary of ours entered into a Credit Agreement( the "SPV Asset Facility I" among Tech Income Funding I, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility I Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian. On May 6, 2022 (the "SPV Asset Facility I Closing Date"), in connection with SPV Asset Facility I, Tech Income Funding I entered into a Margining Agreement (the "Margining Agreement"), with Goldman Sachs Bank USA, as Administrative Agent.
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
The SPV Asset Facility I contains customary covenants, including certain maintenance covenants, and events of default. The SPV Asset Facility I will be secured by a perfected first priority security interest in the assets of Tech Income Funding I and on any payments received by Tech Income Funding I in respect of those assets. Assets pledged to the SPV Asset Facility I Lenders will not be available to pay our debts.
Borrowings of Tech Income Funding I LLC are considered the Company's borrowing for purposes of complying with the asset coverage requirements under the 1940 Act.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of September 30, 2022, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2022
($ in thousands)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	$4,545
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273
Anaplan, Inc.	First lien senior secured revolving loan	6,481
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	18,367
Appfire Technologies, LLC	First lien senior secured revolving loan	1,501
Armstrong Bidco Limited	First lien senior secured delayed draw term loan	10,376
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	1,159
Certify, Inc.	First lien senior secured delayed draw term loan	3,422
CFS Brands, LLC	First lien senior secured delayed draw term loan	2,269
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	375
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	34,308
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	10,000
Grayshift, LLC	First lien senior secured revolving loan	5,806
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	4,963
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,184
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	1,350
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,304
Kaseya Inc.	First lien senior secured delayed draw term loan	4,050
Kaseya Inc.	First lien senior secured revolving loan	4,050
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)	First lien senior secured delayed draw term loan	2,952
ManTech International Corporation	First lien senior secured delayed draw term loan	10,400
ManTech International Corporation	First lien senior secured revolving loan	4,716
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	5,650
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	1,695
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	4,412
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	1,891
Rubrik, Inc.	First lien senior secured delayed draw term loan	2,641
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	10,896
Securonix, Inc.	First lien senior secured revolving loan	3,559
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	7,716
Smarsh Inc.	First lien senior secured delayed draw term loan	6,667
Smarsh Inc.	First lien senior secured revolving loan	1,667
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	311
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071

Portfolio Company	Investment	September 30, 2022
The NPD Group, L.P.	First lien senior secured revolving loan	9,060
Total Unfunded Portfolio Company Commitments		$197,160
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of September 30, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
As of June 8, 2022, we settled the 4 warehouse investments that the Financing Providers purchased having an aggregate aggregate cost of $127.0 million.
Organizational and Offering Costs
The Adviser and its affiliates have incurred organization and offering costs on behalf of the Company in the amount of $3.7 million for the period from June 22, 2021 (Inception) to September 30, 2022, and $1.8 million for the period from June 22, 2021 (Inception) to December 31, 2021, of which, no organization and offering costs have been charged to the Company as of September 30, 2022 and December 31, 2021. Under the Investment Advisory Agreement, there will be no liability on the Company`s part for the offering or organization costs funded by the Adviser or its affiliates until the Company has satisfied the minimum offering requirement. At such time, the Adviser will be entitled to receive up to 1.5% of gross offering proceeds raised in the Company`s continuous public offering until all organization and offering costs funded by the Adviser or its affiliates have been recovered.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2022, management was not aware of any pending or threatened litigation.
Expense Deferral Agreement
On March 23, 2022, the Company and the Adviser entered into the expense deferral agreement (the “Expense Deferral Agreement”), under which the Adviser has agreed to incur and pay all of the Company’s expenses, other than amounts used to pay interest expense and shareholder servicing and/or distribution fees, until the Company receives and accepts, in cash, $1.75 billion in aggregate subscriptions from the sale of its shares in the offering (the “First Subscription Condition”).
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
The total expenses incurred by the Adviser on behalf of the Company for the period from June 22, 2021 (Inception) to September 30, 2022, were $6.5 million, including organizational and offering costs, and for the period from June 22, 2021 (Inception) to December 31, 2021, $2.1 million.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of September 30, 2022 is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$635,628	$—	$—	$635,628	$—
SPV Asset Facility I	297,934	—	—	297,934	—
Total Contractual Obligations	$933,562	$—	$—	$933,562	$—
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
Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our audit committee and independent third-party valuation firm(s) engaged at the direction of the Board.

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
The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the average bid price of those market quotations;
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
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as the Company's valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.

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
Distributions
We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distributions for tax purposes equal to at least 90 percent of the sum of our:
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
Income Taxes
We have elected to be treated as a BDC under the 1940 Act. We also have elected to be treated as a RIC under the Code beginning with our taxable year ended December 31, 2021, and intend to continue to qualify for tax treatment as a RIC. So long as we maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk.
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
As of September 30, 2022, 100.0% of our debt investments based on fair value were floating rates. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 0.8%% and the majority of our debt investments have a floor of 0.7%. The Revolving Credit Facility and the SPV Asset Facility I, bear interest at variable interest rates with no interest rate floor.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$47,557	$28,358	$19,199
Up 200 basis points	$31,705	$18,906	$12,799
Up 100 basis points	$15,852	$9,453	$6,399
Up 50 basis points	$7,926	$4,726	$3,200
Down 50 basis points	$(7,926)	$(4,726)	$(3,200)
Down 100 basis points	$(15,852)	$(9,453)	$(6,399)
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
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Owl Rock Technology Income Corp.

Date: November 9, 2022	By:	/s/ Craig W. Packer
Craig W. Packer Chief Executive Officer

Owl Rock Technology Income Corp.

Date: November 9, 2022	By:	/s/ Bryan Cole
Bryan Cole Chief Financial Officer and Chief Operating Officer