Form 10-K
period 2022-12-31
Owl Rock Technology Income Corp.
filed 2023-03-09
CIK 1869453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 801-113628
OWL ROCK TECHNOLOGY INCOME CORP.
(Exact Name of Registrant as Specified in its Charter)

Maryland	87-1346173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
399 Park Avenue	10022
New York, New York
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 419-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐ NO ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management`s assessment of the effectiveness of its internal control over financial reporting under Section 4040(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. YES ☐ NO ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of common stock held by non-affiliates as of June 30, 2022 has not been provided because there is no established market for the registrant's shares of common stock.
As of March 8, 2023, the registrant had 95,082,273, 14,952,997 and 364,871 shares of Class I, Class S and Class D common stock, $0.01, par value per share, outstanding, respectively.

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
•changes in base interest rates and significant market volatility on our business and our portfolio companies (including our business prospects and the prospects of our portfolio companies including the ability to achieve our and their business objectives), our industry and the global economy including as a result of ongoing supply chain disruptions;
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
•the effect of legal, tax and regulatory changes including the Inflation Reduction Act of 2022;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine, general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, and the impact of the “COVID-19” pandemic; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I
Item 1. Business

Our Company

Owl Rock Technology Income Corp., was formed on June 22, 2021 as a corporation under the laws of the State of Maryland. We are an externally managed, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated, and intend to operate in a manner so as to continue to qualify annually, as a RIC under the Internal Revenue Code of 1986, as amended (the "Code"), for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements. As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described herein. We will not invest more than 30% of our total assets in companies whose principal place of business is outside the United States. See “— Regulation as a Business Development Company” and “— Certain U.S. Federal Income Tax Considerations.”
We are externally managed by the Adviser, which is a registered investment adviser with the SEC. The Adviser is an indirect affiliate of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Since our Adviser's affiliates began its investment activities in April 2016 through December 31, 2022, our Adviser or its affiliates have originated $72.8 billion aggregate principal amount of investments across multiple industries, of which $69.2 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
Our investment objective is to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation form our equity-related investments. We may hold our investments directly or through special purpose vehicles. We expect to leverage Blue Owl's, and in particular, the Adviser's investment team's extensive network of relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $50 million and that are backed by venture capital firms or private equity firms that are active investors in and have an expertise in technology companies and technology-related industries. We expect that our target investments typically will range in size between $20 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, with a lesser allocation to equity related opportunities. We anticipate that generally any equity related securities we hold will be minority positions. We expect that our investment size will vary with the size of our capital base and we anticipate that our average investment size will be 1-2% of our entire portfolio with no investment size greater than 5%.
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or related opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than the middle-market characteristics described above. In addition, portfolio composition may fluctuate from time to time based on market conditions and interest rates.
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
While our investment strategy focuses primarily on middle market companies in the United States, including senior secured loans, we also may invest up to 30% of our portfolio in investments of non-qualifying portfolio companies. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act, as well as in debt and equity of companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act.
As of December 31, 2022, based on fair value, our portfolio consisted of 78.0% first lien senior debt investments (of which 47.3% we consider to be unitranche debt investments (including "last out" portions of such loans)),11.4% second lien senior secured debt investments, 9.1% preferred equity investments, and 1.5% common equity investments. Approximately, 100.0% of our debt investments based on fair value, as of December 31, 2022 are floating rate in nature, the majority of which are subject to an interest rate floor. As of December 31, 2022, we had investments in 63 portfolio companies with an aggregate fair value of $2.0 billion, based on fair value.
As of December 31, 2022, our portfolio was invested across 23 different industries. The largest industries in our portfolio as of December 31, 2022 was Systems Software, which represented, as a percentage of our portfolio, 23.3%, based on fair value.
We rely on an exemptive order issued to an affiliate of the Adviser that permits us to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. We are currently offering on a best efforts, continuous basis up to $5,000,000,000 in any combination of amount of shares of Class S, Class D, and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). No upfront selling commission, dealer manager fees, or other similar placement fees will be paid to the Company or Dealer Manager with respect to the Class S and Class D shares, however, if such Class S shares or Class D shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charges to 3.50% of the net offering price per share for each Class S share and 1.50% of the net offering price per share for each Class D share. Class I shares are not subject to upfront selling commissions. Class S, Class D and Class I shares will be offered at initial purchase prices per share of $10.00. Thereafter, the purchase price per share for each class of common stock will vary and will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with the Company’s share pricing policy, plus applicable upfront selling commissions.
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
On October 6, 2021, we received a subscription agreement, totaling $50.0 million for the purchase of Class I common shares of our common stock from Owl Rock Feeder FIC ORTIC LLC (“Feeder FIC ORTIC”) and Blue Owl Capital Holdings LP ("Blue Owl Holdings"), entities affiliated with the Adviser. The Company called $0.2 million and and $50.0 million under the subscription agreement as of December 31, 2021 and December 31, 2022, respectively.
Since meeting the minimum offering requirement and commencing our continuous public offering through December 31, 2022, we have issued 10,701,296 shares of Class S common stock, 106,732 shares of Class D common stock, and 8,236,793 shares of Class I common stock, for gross proceeds of $107.2 million, $1.1 million, and $82.1 million, respectively, including $1,000 of seed capital contributed by the Initial Shareholder. We have issued 81,114,960 shares of our Class I common stock to feeder vehicles primarily created to hold our Class I common stock in a private offering (the “Private Offering”) and raised gross proceeds of approximately

$809.7 million. The Private Offering was exempt from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) and/or Regulation S thereunder.
We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a monthly basis, as determined by our board of directors (“the Board” or “our Board”) in its discretion.
The Adviser is an indirect affiliate of Blue Owl and part of Owl Rock, a division of Blue Owl focused on direct lending. To achieve our investment objective, we will leverage Blue Owl's and, in particular, the Adviser's investment team's extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective.
From time to time, we may be exposed to significant market risk. Our investment portfolio may be concentrated. We are subject to certain investment restrictions with respect to leverage and type of investment. See “ITEM 1A. RISK FACTORS.”
We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 150%. This means that generally, we can borrow up to $2 for every $1 of investor equity. We currently have in place a senior secured revolving credit facility (the "Revolving Credit Facility") and a special purpose vehicle asset credit facility (the "SPV Asset Facility I"), and in the future may enter into additional credit facilities. The special purpose vehicle asset credit facility is a financing facility pursuant to which we formed a wholly owned subsidiary, or SPV, that entered into a credit agreement. We periodically sell and contribute investments to the SPV and the SPV uses the proceeds from the credit agreement to finance the purchase of assets, including from us. We expect to use the proceeds from any such credit facility, along with proceeds from the rotation of our portfolio and proceeds from our continuous public offering to finance our investment objectives. See “— Regulations as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Debt.”

The Adviser and Administrator – Owl Rock Technology Advisors II LLC

Owl Rock Technology Advisors II LLC serves as our investment adviser pursuant to the Investment Advisory Agreement (the “Investment Advisory Agreement”) between us and the Adviser. See “Investment Advisory Agreement” below. The Adviser also serves as our Administrator pursuant to an Administration Agreement between us and the Adviser, which was entered into on November 30, 2021 (the “Administration Agreement”). See “Administration Agreement" below. The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl and part of Owl Rock, a division of Blue Owl focused on direct lending. Owl Rock is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Investment Committee. The investment committee (the “Investment Committee”) is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Erik Bissonnette, Pravin Vazirani and Jon ten Oever. The Adviser has limited operating history. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations and provides investment advisory and management services to us.
The Adviser is affiliated with Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Diversified Advisors LLC (“ORDA”), Owl Rock Technology Advisors LLC (“ORTA”), and Owl Rock Private Fund Advisors LLC (“ORPFA” and together with the Adviser, ORCA ORDA, and ORTA the “Owl Rock Advisers”). The Owl Rock Advisers are affiliates of Blue Owl. Blue Owl consists of three divisions: Owl Rock, which focuses on direct lending and includes Blue Owl's collateralized loan obligations, Dyal, which focuses on providing capital to institutional alternative asset managers and Oak Street, which focuses on real estate strategies. Blue Owl’s products are generally structured as BDCs, real estate investment trusts and private investment funds that aggregate capital from investors. As of December 31, 2022, the Owl Rock division of Blue Owl managed $68.6 billion in assets under management ("AUM"). The Owl Rock Advisers focus on direct lending to middle-market companies primarily in the United States through a mix of BDCs, long-dated private funds and other vehicles across the following investment strategies:

Strategy	Funds	Assets Under Management
Diversified Lending. The diversified lending strategy seeks to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns across credit cycles with an emphasis on preserving capital primarily through originating and making loans to, and making debt and equity investments in, U.S. middle market companies. The diversified lending strategy provides a wide range of financing solutions with strong focus on the top of the capital structure and operate this strategy through diversification by borrower, sector, sponsor, and position size.
	The diversified lending strategy is primarily offered through four BDCs: Owl Rock Capital Corporation (“ORCC”), Owl Rock Capital Corporation II (“ORCC II”), Owl Rock Capital Corporation III (“ORCC III”), and Owl Rock Core Income Corp. (“ORCIC”).	As of December 31, 2022, the diversified lending strategy had $39.6 billion of assets under management.
Technology Lending. The technology lending strategy seeks to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from equity and equity-linked investments primarily through originating and making loans to, and making debt and equity investments in, technology related companies based primarily in the United States. The technology lending strategy originates and invests in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may be convertible into a portfolio company’s common equity. The technology lending strategy invests in a broad range of established and high growth technology companies that are capitalizing on the large and growing demand for technology products and services. This strategy focuses on companies that operate in technology-related industries or sectors which include, but are not limited to, information technology, application or infrastructure software, financial services, data and analytics, security, cloud computing, communications, life sciences, healthcare, media, consumer electronics, semi-conductor, internet commerce and advertising, environmental, aerospace and defense industries and sectors.
	The technology lending strategy is primarily offered through three BDCs: the Company, Owl Rock Technology Finance Corp. (“ORTF”) and Owl Rock Technology Finance Corp. II ("ORTF II" and together with the Company, ORCC, ORCC II, ORCC III, ORCIC and ORTF, the “Owl Rock BDCs”).	As of December 31, 2022, the technology lending strategy had $16.0 billion of assets under management.
First Lien Lending. The first lien lending strategy seeks to realize current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to middle market businesses based primarily in the United States.
	The first lien lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2022, the first lien lending strategy had $3.3 billion of assets under management.
Opportunistic Lending. The opportunistic lending strategy seeks to generate attractive risk-adjusted returns by taking advantage of credit opportunities in U.S. middle-market companies with liquidity needs and market leaders seeking to improve their balance sheets. The opportunistic lending strategy focuses on high-quality companies that could be experiencing disruption, dislocation, distress or transformational change. The opportunistic lending strategy aims to be the partner of choice for companies by being well equipped to provide a variety of financing solutions to meet a broad range of situations, including the following: (i) rescue financing, (ii) new issuance and recapitalizations, (iii) wedge capital, (iv) debtor-in-possession loans, (v) financing for additional liquidity and covenant relief and (vi) broken syndications.
	The opportunistic lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2022, the opportunistic lending strategy had $2.3 billion of assets under management.

We refer to the Owl Rock BDCs and the private funds and separately managed accounts that comprise Owl Rock, as the “Owl Rock Clients.” In addition to the Owl Rock Clients, the Owl Rock division of Blue Owl includes a CLO strategy that seeks to generate attractive risk-adjusted returns by managing portfolios of broadly syndicated leveraged loans. As of December 31, 2022, the CLO strategy had $7.4 billion of assets under management.
Owl Rock Clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Owl Rock Advisers have put in place an allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act.

In addition, we rely on an order for exemptive relief (the “Order”) that has been granted to ORCA and certain of its affiliates by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company.
The Owl Rock Advisers’ allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to ours. See “Item 1A. RISK FACTORS —Risks Related to our Adviser and its Affiliates — Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.
The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees from portfolio companies. See “Item 1A. RISK FACTORS —Risks Related to our Adviser and its Affiliates — Our Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.”
The Adviser’s address is 399 Park Avenue, 37th floor, New York, NY 10022.

Potential Market Trends
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
High Yield Market – Many technology companies generally are not issuing debt in an amount large enough to be an attractively sized bond. High yield bonds are generally purchased by institutional investors who, among other things, are highly focused on the liquidity characteristics of the bond being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds. However, mutual funds and ETFs generally require the ability to liquidate their investments quickly in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Because there is typically little or no active secondary market for the debt of U.S middle-market companies, mutual funds and ETFs generally do not provide debt capital to U.S. middle-market companies. We believe this is likely to be a persistent problem and creates an advantage for those like us who have a more stable capital base and have the ability to invest in illiquid assets.
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
Robust Demand for Debt Capital. According to 451 Research’s M&A KnowledgeBase, there was approximately $2.7 trillion of mergers and acquisitions activity in the technology and software industries from 2015 through 2022. We believe technology companies will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.5 trillion as of December 2022, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
Technology Spend is Large and Increasing. According to Gartner, a research and advisory company, global technology spend was $4.4 trillion in 2022 and is expected to grow to more than $4.5 trillion in 2023. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies.
Attractive Investment Dynamics. An imbalance between the supply of, and demand for, capital creates attractive pricing dynamics. With respect to the debt investments in technology companies, we believe the directly negotiated nature of such financings generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender protective change of control provisions. Further, we believe that historical default rates for technology and software companies have been lower, and recovery rates have been higher, as compared to the broader leveraged finance market, leading to lower cumulative losses. With respect to equity and equity-linked investments, we will seek to structure these investments with meaningful shareholder protections, including, but not limited to, anti-dilution, anti-layering, and liquidation preferences, which we believe will create the potential for meaningful risk-adjusted long-term capital gains in connection with the future liquidity events of these technology companies. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities and may be able to achieve improved economic spreads and documentation terms.
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
Attractive Opportunities in Investments in Technology Companies. We invest in the debt and equity of technology companies. We believe that opportunities in the debt of technology companies are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issued with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are generally secured by the issuer’s assets, which may provide protection in the event of a default.
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
Experienced Team With Expertise Across all Levels of the Corporate Capital Structure. The members of the Investment Committee have over 20 years of experience in private lending and investing at all levels of a company’s capital structure, including in high yield securities, leveraged loans, high yield credit derivatives, distressed securities, and equity securities, as well as experience in operations, corporate finance, mergers and acquisitions and workout restructuring. The members of the Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. Moreover, certain members of the Investment Committee and other executives and employees of the Adviser and its affiliates have operating and/or investing experience on behalf of business development companies. In addition, through its West Coast Office, our Adviser has a significant presence in Silicon Valley to better serve financial sponsors operating in the technology sector. We believe this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of technology companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on our investments and offering a diverse product set to help meet borrower’s needs.
Distinctive Origination Platform. We anticipate that a substantial majority of our investments will be sourced directly and that our origination platform will provide us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries.
The Investment Team includes 100 investment professionals (over 30 of whom are dedicated to technology investing) and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team is fully dedicated to direct lending and has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors, venture capital firms, entrepreneurs and companies. In addition, we believe that as a result of the formation of Blue Owl the investment team has enhanced sourcing capabilities because of their ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers, which we believe may broaden our deal funnel and result in an increased pipeline of deal opportunities.
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
Since its inception in April 2016 through December 31, 2022, the Adviser and its affiliates have reviewed over 7,800 opportunities (of which approximately $500 billion were technology-related) and have sourced potential investment opportunities from more than 680 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl's relationships, allowing it to be highly selective in the transactions it pursues.
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
Defensive Investment Philosophy. The Adviser employs an investment approach focused on rigorous due diligence and underwriting, a highly selective and multi-stage investment decision process, and ongoing portfolio monitoring. The investment approach will focus on quantitative and qualitative factors, with particular emphasis on early detection of potential deterioration. This strategy is designed to minimize potential losses and achieve attractive risk adjusted returns.
Active Portfolio Monitoring. The Adviser closely monitors the investments in our portfolio and takes a proactive approach to identifying and addressing sector- or company-specific risks. The Adviser receives and reviews detailed financial information from portfolio companies no less than quarterly and seeks to maintain regular dialogue with portfolio company management teams regarding current and forecasted performance.We anticipate that many of our debt investments will have financial covenants that we believe will provide an early warning of potential problems facing our borrowers, allowing lenders, including us, to identify and carefully manage risk.
Further, we anticipate that many of our equity investments will provide us the opportunity to nominate a member or observer to the board of directors of the portfolio company or otherwise include provisions protecting our rights as a minority-interest holder, which we believe will allow us to closely monitor the performance of our portfolio companies. In addition, the Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and who, on at least a quarterly basis, assess each portfolio company’s operational and liquidity exposure and outlook to understand and mitigate risks; and, on at least a monthly basis, evaluates existing and newly identified situations where operating results are deviating from expectations. As part of its monitoring process, the Adviser focuses on projected liquidity needs and where warranted, re-underwriting credits and evaluating downside and liquidation scenarios.

Investment Selection
The Adviser expects to apply rigorous and established investment selection and underwriting criteria. Although not exhaustive, our Adviser expects that our investments will typically have many of the following attributes:
•Mission critical solutions: solutions that are essential to business operations and are tightly integrated into the workflows or operations of end users;
•Market leadership positions: a leadership position in its market (or the potential to establish a leadership position) with potential and/or defensible barriers to entry;
•Strong quality of revenue: revenue streams with high degrees of visibility (contracted or re-occurring) and substantial gross margins diversified by a granular, long-tenured customer base;
•Strong customer retention: highly embedded software with meaningful switching costs;
•Highly capital efficient: strong free cash flow conversion or the potential to generate strong free cash flow conversion due to operating margins and low capital intensity; and
•Attractive unit economics: strong payback periods in respect of lifetime value of a customer versus the cost to acquire the customer.

The Adviser has identified the following investment criteria and guidelines that it believes are important in evaluating prospective portfolio companies. However, not all of these criteria and guidelines will be met, or will be equally important, in connection with each of our investments.
Established Companies. We seek to invest in companies with established business models, products and customers and that have demonstrated, or have a plan to achieve, sound historical financial performance and a history of profitability which we believe will tend to be well-positioned to maintain consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share. We intend to invest in later stage companies, including market leaders providing mission critical solutions, serving less cyclical end-markets and with highly recurring revenue and strong customer retention. The Adviser does not intend to invest in start-up companies with speculative business plans.
Strong Competitive Position in Industry. The Adviser analyzes the strengths and weaknesses of target companies relative to their competitors. The factors the Adviser considers include relative product pricing, product quality, customer loyalty, substitution risk, switching costs, patent protection, brand positioning and capitalization. We seek to invest in companies that have developed leading positions within their respective markets, are well positioned to capitalize on growth opportunities and operate businesses, exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments or are in industries with significant barriers to entry. We seek companies that demonstrate advantages in scale, scope, customer loyalty, product pricing or product quality versus their competitors that, when compared to their competitors, may help to protect their market position and profitability.
Experienced Management Team. We seek to invest in companies that have experienced management teams. We also seek to invest in companies that have proper incentives in place, including management teams having significant equity interests to motivate management to act in concert with our interests as an investor.
Diversified Customer and Supplier Base. We generally seek to invest in companies that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.
Exit Strategy. While certain debt investments may be repaid through operating cash flows of the borrower, we expect that the primary means by which we exit our debt investments will be through methods such as strategic acquisitions by other industry participants, an initial public offering of common stock, a recapitalization, a refinancing or another transaction in the capital markets.

Prior to making an equity investment in a prospective portfolio company, we analyze the potential for that company to increase the liquidity of its equity through a future event that would enable us to realize appreciation in the value of our equity interest. Liquidity events may include an initial public offering, a private sale of our equity interest to a third party, a merger or an acquisition of the company or a purchase of our equity position by the company or one of its stockholders.
In addition, in connection with our investing activities, we may make commitments with respect to an investment in a potential portfolio company substantially in excess of our final investment. In such situations, while we may initially agree to fund up to a certain dollar amount of an investment, we may sell a portion of such amount, such that we are left with a smaller investment than what was reflected in our original commitment.
Financial Sponsorship. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms. We believe that a financial sponsor’s willingness to invest significant sums of equity capital into a company is an explicit endorsement of the quality of their investment. Further, financial sponsors of portfolio companies with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational issues arise.
Investments in Different Portfolio Companies and Industries. We seek to invest broadly among portfolio companies and industries, thereby potentially reducing the risk of any one company or industry having a disproportionate impact on the value of our portfolio; however, there can be no assurances in this regard.
Investment Process Overview
Origination and Sourcing. The Investment Team has an extensive network from which to source deal flow and referrals. Specifically, the Adviser sources portfolio investments from a variety of different investment sources, including among others, private equity sponsors, management teams, financial intermediaries and advisers, investment bankers, family offices, accounting firms and law firms. The Adviser focuses on sponsor-led leveraged buyouts, refinancings, recapitalizations and acquisitions and sponsors who value the ability to provide sizeable commitments; flexible and creative solutions; and certainty, speed and transparency. To a lesser extent, the Adviser may invest in broadly syndicated loans. The Adviser believes that its experience across different industries and transaction types makes the Adviser particularly qualified to source, analyze and execute investment opportunities with a focus on downside protection and a return of principal.
Due Diligence Process. The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If one or more members of the Investment Team responsible for the transaction determines that an investment opportunity should be pursued, the Adviser will engage in an intensive due diligence process focused on fundamental credit analysis and downside protection. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:
•understanding the purpose of the loan, the key personnel, the sources and uses of the proceeds;
•meeting the company’s management and key personnel, including top level executives, to get an insider’s view of the business, and to probe for potential weaknesses in business prospects;
•checking management’s backgrounds and references;
•performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;
•contacting customers and vendors to assess both business prospects and standard practices;
•conducting a competitive analysis, and comparing the company to its main competitors on an operating, financial, market share and valuation basis;
•researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives;
•assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;
•leveraging the Adviser’s internal resources and network with institutional knowledge of the company’s business;
•assessing business valuation and corresponding recovery analysis;
•developing downside financial projections and liquidation analysis;
•reviewing environmental, social and governance (“ESG”) considerations including consulting the Sustainability Accounting Standards Board’s Engagement Guide for ESG considerations; and
•investigating legal and regulatory risks and financial and accounting systems and practices.
Selective Investment Process. After an investment has been identified and preliminary diligence has been completed, an investment committee memorandum is prepared. This report is reviewed by the members of the Investment Team in charge of the potential investment and generally includes information on downside protection, asset coverage and collateral. If these members of the

Investment Team are in favor of the potential investment, then a more extensive due diligence process, which may include significant analysis and focus on strategy and potential to recover par in default scenarios, is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.
Structuring and Execution. Approval of an investment requires the approval of a majority of the Investment Committee. Once the Investment Committee has determined that a prospective portfolio company is suitable for investment, the Adviser works with the management team of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment. With respect to an investment in broadly syndicated loans, a majority of the Investment Committee may approve parameters or guidelines pursuant to which the investment may be made.
Inclusion of Covenants. Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
Portfolio Monitoring. The Adviser monitors our portfolio companies on an ongoing basis. The Adviser monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action with respect to our investment in each portfolio company. The Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:
•assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•comparisons to other companies in the portfolio company’s industry;
•attendance at, and participation in, board meetings; and
•review of periodic financial statements and financial projections for portfolio companies.
An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with oversight of the Investment Committee and/or other Owl Rock agent. Once an investment is on the credit watch list, the Adviser works with the borrower prior to payment default to resolve financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery. If an investment needs to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Investment Committee.
Structure of Investments
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans, with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than the middle market characteristics described herein, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. See “Investment Process Overview – Inclusion of Covenants.”
Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We invest in the following types of debt:

•First-line debt. First-line debt typically is senior on a lien basis to other liabilities in the issuer's capital structure and has the benefit of a first priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-line lenders in those assets.. Our first-lien debt may include stand alone first-lien loans, "unitranche" loans (including "last out" portions of such loans), and secured corporate bonds with similar features to these categories of first0lien loans. As of December 31, 2022, 47.3% of our first lien debt was comprised of unitranche loans.
•Stand-alone first lien loans. Stand-alone first-lien loans are traditional first-lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest.
•Unitranche loans. Unitranche loans (including the “last out” portions of such loans) combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In many cases, we may provide the issuer most, if not all, of the capital structure above their equity. The primary advantages to the issuer are the ability to negotiate the entire debt financing with one lender and the elimination of intercreditor issues. “Last out” first-lien loans have a secondary priority behind super-senior “first out” first-lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first-lien loan are typically set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second-lien lenders often are subject. Among the types of first-lien debt in which we may invest, “last out” first-lien loans generally have higher effective interest rates than other types of first-lien loans, since “last out” first-lien loans rank below standalone first-lien loans.
•Second-lien debt. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt. Second-lien debt typically is senior on a lien basis to unsecured liabilities in the issuer’s capital structure and has the benefit of a security interest over assets of the issuer, though ranking junior to first-lien debt secured by those assets. First-lien lenders and second-lien lenders typically have separate liens on the collateral, and an intercreditor agreement provides the first-lien lenders with priority over the second-lien lenders’ liens on the collateral.
•Mezzanine debt. Structurally, mezzanine debt usually ranks subordinate in priority of payment to first-lien and second-lien debt, is often unsecured, and may not have the benefit of financial covenants common in first-lien and second-lien debt. However, mezzanine debt ranks senior to common and preferred equity in an issuer’s capital structure. Mezzanine debt investments generally offer lenders fixed returns in the form of interest payments, which could be paid-in-kind, and may provide lenders an opportunity to participate in the capital appreciation, if any, of an issuer through an equity interest. This equity interest typically takes the form of an equity co-investment or warrants. Due to its higher risk profile and often less restrictive covenants compared to senior secured loans, mezzanine debt generally bears a higher stated interest rate than first-lien and second-lien debt.
•Broadly syndicated loans. Broadly syndicated loans (whose features are similar to those described under "First-lien debt" and "Second-lien debt" above) are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs, and enterprise values larger than the middle-market characteristics described above. The proceeds of broadly syndicated loans are often used for leveraged buyout transactions, mergers and acquisitions, recapitalizations, refinancings, and financing capital expenditures. Broadly syndicated loans are typically distributed by the arranging bank to a diverse group of investors primarily consisting of: CLOs; senior secured loan and high yield bond mutual funds; closed-end funds, hedge funds, banks, and insurance companies; and finance companies. A borrower must comply with various covenants contained in a loan agreement or note purchase agreement between the borrower and the holders of the broadly syndicated loan. The broadly syndicated loans in which we invest may include loans that are considered "covenant-lite" loans, because of their lack of a full set of financial maintenance covenants.
Our debt investments are typically structured with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. The Adviser seeks to limit the downside potential of our investments by:
•requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;
•negotiating covenants in connection with our investments consistent with preservation of our capital. Such restrictions may include affirmative covenants (including reporting requirements), negative covenants (including financial maintenance covenants), lien protection, limitations on debt incurrence, restrictions on asset sales, downside and liquidation cases, restrictions on dividends and other payments, cash flow sweeps, collateral protection, required debt amortization, change of control provisions and board rights, including either observation rights or rights to a seat on the board under some circumstances; and
•including debt amortization requirements, where appropriate, to require the timely repayment of principal of the loan, as well as appropriate maturity dates.
Within our portfolio, the Adviser aims to maintain the appropriate proportion among the various types of first-lien loans, as well as second-lien debt and mezzanine debt, to allow us to achieve our target returns while maintaining our targeted amount of credit risk.
Equity Investments. Our investment in a portfolio company could be or may include an equity interest, such as common stock or preferred stock, or equity linked interest, such as a warrant or profit participation right. We may make direct and indirect equity investments with or without a concurrent investment in a more senior part of the capital structure of the issuer. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
Specialty Financing Portfolio Companies. We may make equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our specialty financing companies include LSI Financing I DAC, a portfolio company formed to acquire a contractual right to revenue pursuant to an earnout agreement in the life sciences space.

Investment Portfolio

We were initially capitalized on September 30, 2021 and commenced operations and began investing activities in May 2022.
As of December 31, 2022, we had made investments with an aggregate fair value of $2.0 billion in 63 portfolio companies. Investments at fair value and amortized cost consisted of the following at December 31, 2022:

	December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
First-lien senior secured debt investments	$1,559,332	$1,558,578	$(754)
Second-lien senior secured debt investments	235,671	226,686	(8,985)
Preferred equity investments(1)	185,520	181,670	(3,850)
Common equity investments	29,967	29,935	(32)
Total Investments	$2,010,490	$1,996,869	$(13,621)
(1) Includes equity investment in LSI Financing I DAC. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding LSI Financing I DAC.
As of December 31, 2022, we had outstanding commitments to fund unfunded investments totaling $0.2 billion.

The Company uses Global Industry Classification Standards ("GICS") for classifying the industry groupings of its portfolio companies. The industry composition of investments at fair value at December 31, 2022 was as follows:

December 31, 2022
Aerospace & Defense	2.2%
Application Software	18.2%
Beverages	2.5%
Buildings & Real Estate	1.0%
Commercial Services & Supplies	5.1%
Construction & Engineering	0.5%
Containers & Packaging	1.1%
Diversified Consumer Services	1.5%
Diversified Financial Services	2.5%
Electrical Equipment	5.0%

Food & Staples Retailing	7.5%
Health Care Equipment & Supplies	0.2%
Health Care Providers & Services	3.1%
Health Care Technology	10.9%
Insurance	3.8%
IT Services	6.9%
Life Sciences Tools & Services	0.3%
Pharmaceuticals(1)	0.6%
Professional Services	0.4%
Real Estate Management & Development	1.2%
Road & Rail	0.2%
Specialty Retail	2.0%
Systems Software	23.3%
Total	100.0%

(1) Includes equity investment in LSI Financing I DAC. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding LSI Financing I DAC
The geographic composition of investments at fair value at December 31, 2022 was as follows:

December 31, 2022
United States:
Midwest	12.0%
Northeast	25.9%
South	35.2%
West	21.7%
International	5.2%
Total	100.0%

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

Our debt obligations consisted of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$1,000,000	$614,000	$2,867	$607,253
Revolving Credit Facility	750,000	415,229	18,647	410,661
Total Debt	$1,750,000	$1,029,229	$21,514	$1,017,914

(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of our SPV Asset Facility I and Revolving Credit Facility are presented net unamortized debt issuance costs of $6.7 million and $4.6 million, respectively.

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Promissory Note	$100,000	$—	$100,000	$—
Total Debt	$100,000	$—	$100,000	$—

See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Financial Condition, Liquidity and Capital Resources — Debt”.
Dividend Policy
To qualify for tax treatment as a RIC, we must distribute (or be treated as distributing) in each taxable year dividends of an amount equal to at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on our investment company taxable income and net capital gains that we distribute to shareholders. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:
•98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•100% of any income or gains recognized, but not distributed, in preceding years.
We have incurred, and can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A. RISK FACTORS – Risks Related to U.S. Federal Income Tax – We will be subject to U.S federal income tax at corporate rates if we are unable to qualify and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.”

We may fund our cash distributions to shareholders from any sources of funds available to us, including fee waivers or deferrals by our Adviser that may be subject to repayment, as well as cash otherwise available. We have not established limits on the amount of funds we may use from any available sources to make distributions; however, we will not borrow funds for the purpose of making distributions if the amount of such distributions would exceed our accrued and received revenues ("Net Revenues"), which we define as accrued and received revenues, less paid and accrued operating expenses with respect to such revenues and costs, for the previous four quarters. Distributions may be supported by our Adviser through the deferral or waiver of investment advisory fees and in the form of expense support, including, prior to March 7, 2023, pursuant to the Expense Support and Conditional Reimbursement Agreement, or the Expense Support Agreement, we entered into with the Adviser. See "ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Expense Support and Conditional Reimbursement Agreement" for additional information regarding the Expense Support Agreement. We may be obligated to repay our Adviser over several years, and these repayments, if any, will reduce the future distributions that you would otherwise be entitled to receive from us. You should understand that such distributions may not be based on our investment performance. There can be no assurance that we will achieve the performance necessary to sustain our distributions, or that we will be able to pay distributions at a specific rate, or at all. Our Adviser has no obligation to waive or defer its advisory fees or otherwise reimburse expenses in future periods.

The following table presents cash distributions per share that were declared for the year ended December 31, 2022:

Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)(4)
($ in thousands, except per share amounts)				Class S	Class D	Class I
May 3, 2022	May 31, 2022	June 23, 2022	$0.04583	$—	$—	$2,449
June 24, 2022	June 30, 2022	July 26, 2022	0.05810	4	—	3,435
July 25, 2022	July 31, 2022	August 24, 2022	0.06131	70	—	4,044
August 23, 2022	August 31, 2022	September 26, 2022	0.06458	169	—	4,511
September 26, 2022	September 30, 2022	October 26, 2022	0.07112	336	—	5,424
October 21, 2022	October 31, 2022	November 26, 2022	0.07112	461	2	5,881
November 22, 2022	November 30, 2022	December 23, 2022	0.07478	620	4	6,462
December 21, 2022	December 30, 2022	January 26, 2023	0.07478	728	8	6,567
		Total	$0.52162	$2,388	$14	$38,773
(1) On November 22, 2022, the Board declared a special distribution of $0.07500 per share, payable on or before February 28, 2023 to shareholders of record as of January 31, 2023.
(2) Distributions per share are gross of shareholder servicing fees.
(3) Distribution amounts are net of shareholder servicing fees.
(4) The Company commenced operations on May 2, 2022.
Continuous Public Offering
We commenced a continuous public offering of up to $5.0 billion in any combination of Class S, Class D, and Class I shares of common stock on September 30, 2021. On September 30, 2021, we sold 100 Class I common shares for $10,000 to ORTA. On December 31, 2021, we sold 15,000 Class I common shares for $150,000 to Feeder FIC ORTIC. On October 6, 2021, we received subscription agreements totaling $50 million for the purchase of Class I shares of our common stock from entities affiliated with our Adviser.

Since meeting the minimum offering requirement and commencing our continuous public offering through December 31, 2022, we have issued 10,701,296 shares of Class S common stock, 106,732 shares of Class D common stock, and 8,236,793 shares of Class I common stock, for gross proceeds of $107.2 million, $1.1 million, and $82.1 million, respectively, including $1,000 of seed capital contributed by our Initial Shareholder. We have also issued 81,114,960 shares of our Class I common stock in a Private Offering and raised gross proceeds of approximately $809.7 million.

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
Share Repurchase Program
We have commenced a share repurchase program, pursuant to which we intend to conduct quarterly repurchase offers to allow our shareholders to tender their shares at a price equal to the net offering price per share for the applicable class of shares on each date of repurchase. Our board of directors reserves the right, in its sole discretion, to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase, including whether to limit the number of shares to be repurchased for each class by applying limitations on the number of shares to be repurchased on a per class basis. We intend to limit the number of shares to be repurchased in each period to no more than 5.00% of our outstanding shares of common stock. Repurchases of shares will be made at prices determined by our board of directors, and paid on the date of such repurchase.
Any quarterly repurchase offers will be subject in part to our available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While we intend to conduct quarterly repurchase offers as described above, we are not required to do so and may amend or suspend the share repurchase program at any time.

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
August 25, 2022	I	September 30, 2022	$6,703	$9.93	675,034
November 28, 2022	I	December 30, 2022	$22,059	$10.02	2,201,495
Competition
Our primary competitors in providing financing to middle-market technology companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our investment opportunities. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC, or to the distribution and other requirements we must satisfy to qualify for RIC tax treatment. Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies that many of our products seek to exploit. See “ITEM 1A. RISK FACTORS — Risks Relating to Our Business — We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”
Investment Advisory Agreement
The description below of the Investment Advisory Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Investment Advisory Agreement.
Under the terms of the Investment Advisory Agreement, the Adviser is responsible for the following:
•managing our assets in accordance with our investment objective, policies and restrictions;
•determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•making investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf;
•monitoring our investments;
•performing due diligence on prospective portfolio companies;
•exercising voting rights in respect of portfolio securities and other investments for us;
•serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies; and

•providing us with such other investment advisory and related services as we may, from time to time, reasonably require for the investment of capital.
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
•All of our pre-incentive fee net investment income, if any, that exceeds the quarterly preferred return, but is less than or equal to 1.43%, which we refer to as the upper level breakpoint, of our net asset value for that immediately preceding calendar quarter, will be payable to our Adviser. The Company refers to this portion of the incentive fee on income as the “catch-up.” It is intended to provide an incentive fee of 12.50% on all of our pre-incentive fee net investment income when the pre-incentive fee net investment income reaches 1.43% of our net asset value for that calendar quarter, measured as of the end of the immediately preceding calendar quarter. The quarterly preferred return of 1.25% and upper level breakpoint of 1.43% are also adjusted for the actual number of days each calendar quarter.
•For any quarter in which our pre-incentive fee net investment income exceeds the upper level break point of 1.43% of our net asset value for that immediately preceding calendar quarter, the incentive fee on income will equal 12.50% of the amount of our pre-incentive fee net investment income, because the quarterly preferred return and catch up will have been achieved.
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
(expressed as a percentage of the value of net assets)

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

On June 22, 2022, the Adviser agreed to waive 100% of the performance based incentive fee and capital gains based incentive fee through October 31, 2022. Any portion of the incentive fee waived will not be subject to recoupment.

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

Board Approval of the Investment Advisory Agreement
On May 3, 2022, the Board held a meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters. The Board of Directors was provided with information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs, which could include employees of the Adviser or its affiliates; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.
Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors, concluded that the investment advisory fee rates are reasonable in relation to the services provided and approved the continuation of the Investment Advisory Agreement as being in the best interests of our shareholders.
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
The Administration Agreement became effective on November 30, 2021 and the continuation of the Administration Agreement was approved by the Board on May 3, 2022. Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice.
The Administration Agreement provides that the Adviser and its affiliates’ respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Administration Agreement.
Payment of Our Expenses under the Investment Advisory and Administration Agreements
Except as specifically provided below, we anticipate that all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs, and as otherwise set forth in the Administrative Agreement). We also will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including Management Fees and Incentive Fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Investment Advisory Agreement and the Administrative Agreement, and (iii) all other costs and expenses of our operations and transactions including, without limitation, those relating to:

•expenses deemed to be “organization and offering expenses” for purposes of Conduct Rule 2310(a)(12) of FINRA (exclusive of commissions, any discounts and other similar expenses paid by investors at the time of sale of our stock);
•the cost of corporate and organizational expenses relating to offerings of shares of our Common Stock;
•the cost of calculating our net asset value, including the cost of any third-party valuation services;
•the cost of effecting any sales and repurchases of the common stock and other securities;
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
•the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs);
•the costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters;
•commissions and other compensation payable to brokers or dealers;
•research and market data;
•fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;
•direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;
•fees and expenses associated with independent audits, outside legal and consulting costs;

•costs of winding up;
•costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;
•extraordinary expenses (such as litigation or indemnification); and
•costs associated with reporting and compliance obligations under the Advisers Act and applicable federal and state securities laws.
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
Expense Support and Conditional Reimbursement Agreement
On November 30, 2021, we entered into the Expense Support Agreement with our Adviser, the purpose of which was to ensure that no portion of our distributions to shareholders represented a return of capital for tax purposes. The Expense Support Agreement became effective as of the date that we met the minimum offering requirement.
On a quarterly basis, our Adviser reimbursed us for “Operating Expenses” (as defined below) in an amount equal to the excess of our cumulative distributions paid to our shareholders in each quarter over “Available Operating Funds” (as defined below) received by us on account of our investment portfolio during such quarter. Any payments that our Adviser was required to make pursuant to the preceding sentence are referred to herein as an “Expense Payment”.
Under the Expense Support Agreement, “Operating Expenses” was defined as all of our operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. “Available Operating Funds” was defined as the sum of (i) our estimated investment company taxable income (including realized net short-term capital gains reduced by realized net long-term capital losses), (ii) our realized net capital gains (including the excess of realized net long-term capital gains over realized net short-term capital losses) and (iii) dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies, if any (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
The Adviser’s obligation to make Expense Payments under the Expense Support Agreement automatically became a liability of our Adviser and the right to such Expense Payment was an asset of ours on the last business day of the applicable quarter. The Expense Payment for any quarter was paid by our Adviser to us in any combination of cash or other immediately available funds, and/or offset against amounts due from us to our Adviser no later than the earlier of (i) the date on which we close our books for such quarter, or (ii) forty-five days after the end of such quarter.
Following any quarter in which Available Operating Funds exceed the cumulative distributions paid by us in respect of such quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we are required to pay such Excess Operating Funds, or a portion thereof, in accordance with the stipulations below, as applicable, to our Adviser, until such time as all Expense Payments made by our Adviser to us within three years prior to the last business day of such quarter have been reimbursed. Any payments required to be made by us are referred to as a “Reimbursement Payment”.

The amount of the Reimbursement Payment for any quarter shall equal the lesser of (i) the Excess Operating Funds in respect of such quarter and (ii) the aggregate amount of all Expense Payments made by our Adviser to us within three years prior to the last business day of such quarter that have not been previously reimbursed by us to our Adviser. The payment will be reduced to the extent that such Reimbursement Payments, together with all other Reimbursement Payments paid during the fiscal year, would cause Other Operating Expenses defined as our total Operating Expenses, excluding base management fees, incentive fees, organization and offering expenses, distribution and shareholder servicing fees, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses on an annualized basis and net of any Expense Payments received by us during the fiscal year to exceed the lesser of: (i) 1.75% of our average net assets attributable to the shares of our common stock for the fiscal year-to-date period after taking such Expense Payments into account; and (ii) the percentage of our average net assets attributable to shares of our common stock represented by Other Operating Expenses during the fiscal year in which such Expense Payment was made (provided, however, that this clause (ii) shall not apply to any Reimbursement Payment which relates to an Expense Payment made during the same fiscal year).
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
The specific amount of expenses reimbursed by our Adviser, if any, will be determined at the end of each quarter. On March 7, 2023, our Adviser terminated the Expense Support Agreement. However, the Company's obligation to make Reimbursement Payments, subject to the conditions above, survives the termination of the Expense Support Agreement. As of December 31, 2022, there are no Reimbursement Payments conditionally due from the Company to the Adviser.

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
Expense Deferral Agreement
On March 23, 2022, we and the Adviser entered into the expense deferral agreement (the “Expense Deferral Agreement”), under which the Adviser has agreed to incur and pay all of our expenses, other than amounts used to pay interest expense and shareholder servicing and/or distribution fees, until we receive and accept, in cash, $1.75 billion in aggregate subscriptions from the sale of our shares in the offering (the “First Subscription Condition”).
If we meet the First Subscription Condition, we will be required to repay one-third of the aggregate amount of expenses incurred by the Adviser under the terms of the Expense Deferral Agreement following the calendar month in which we satisfy the First Subscription Condition. If we receive and accept, in cash, $2.25 billion in aggregate subscriptions from the sale of its shares in the offering (the “Second Subscription Condition”), we will be required to repay an additional one-third of the aggregate amount of expenses incurred by the Adviser under the terms of the Expense Deferral Agreement following the calendar month in which we satisfy the Second Subscription Condition. If we receive and accept, in cash, $2.75 billion in aggregate subscriptions from the sale of its shares in the offering (the “Third Subscription Condition”), we will be required to repay an additional one-third of the aggregate amount of expenses incurred by the Adviser under the terms of the Expense Deferral Agreement following the calendar month in which we satisfy the Third Subscription Condition. However, we will not be required to repay expenses to the Adviser under the Expense Deferral Agreement to the extent that such expenses (1) have previously been classified as Expense Payments or Reimbursement Payments under the Expense Support Agreement, or (2) are Organization and Offering Expenses in excess of 1.50% of gross offering proceeds from the sale of our securities.

The Expense Deferral Agreement may be terminated at any time, without the payment of any penalty, by us or the Adviser, with or without notice, and will automatically terminate (i) in the event of the termination of the Investment Advisory Agreement, or (ii) if the Board makes a determination to dissolve or liquidate us. If the agreement is terminated, we will remain obligated to repay the Adviser for expenses we received if we satisfied a subscription condition.
Affiliated Transactions
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio companies.
License Agreement
We have also entered into a license agreement (the “License Agreement”) with an affiliate of Blue Owl, pursuant to which we were granted a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, we have a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Owl Rock” name or logo.

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

Corporate Sustainability
Our and the Adviser’s corporate sustainability efforts seek to deliver positive outcomes for our investors and the communities in which we operate. Our Board receives annual updates on the Adviser’s strategy and initiatives, including ESG-related matters.
Investing Responsibly
We and the Adviser recognize the importance of ESG risks and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities. Blue Owl is a signatory to the United Nations Principles for Responsible Investment (“PRI”) and incorporates core principles based on PRI standards into its ESG Policy. This policy applies to all asset classes, industries and countries in which Blue Owl does business and the funds it manages.
The Adviser believes that incorporating ESG factors into our corporate and investment practices has the potential to meaningfully contribute to our long-term financial success. The Adviser strives to continuously strengthen its ability to mitigate, manage, and monitor relevant ESG risks and opportunities within our investment portfolios. When the Adviser makes investments, it strives to analyze a wide array of considerations, risks, and potential rewards related to the prospective investment. This could include, but is not limited to, considering business-relevant ESG risks such as: regulatory, tax, governance, occupational health and safety, labor standards, geopolitical risk, etc. Further, the Adviser seeks to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.

Diversity, Equity and Inclusion
We and the Adviser are committed to fostering and preserving a culture of diversity, equity and inclusion. The Adviser prizes diversity in its team and seek to create an inclusive, merit-based environment that is supportive of people from all backgrounds. Blue Owl has formalized its approach by adopting a formal DEI Policy.
To further foster an inclusive culture, Blue Owl seeks to continue to establish relevant and appropriate employee resource groups. In 2022, it established The Parliament, a network for women with a mission to support, enhance, and advance the experience of women at Blue Owl and to enhance gender equity across the firm. Blue Owl has hosted events for The Parliament to highlight women leaders in the financial industry, provide connection and promote mental health. Blue Owl also works with select partners on DEI initiatives, including Black Women in Asset Management, 100 Women in Finance and The Opportunity Network. Blue Owl’s signature partnership with The Opportunity Network launched a summer internship program for college students from backgrounds that are often underrepresented in the finance industry. This program includes training for both supervisors and interns, professional development sessions, networking opportunities and mentorship. In addition, Blue Owl has conducted DEI-related training on implicit bias for all of its employees.
Citizenship
Blue Owl seeks to engage with its stakeholders to support the causes most important to its communities. Blue Owl takes its role as a corporate citizen seriously and aims to leverage its resources for social good by contributing to meaningful causes and by partnering with various organizations to support the communities in which it operates and resides. Blue Owl encourages and facilitates opportunities for staff to give back to its communities, including through financial support and in-kind donations of its employees’ time. In 2022, Blue Owl expanded its tradition of holiday giving to a global campaign across eight offices, partnering with local organizations to help children and families in need.
Regulation as a Business Development Company
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act.
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
As a BDC, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% (or 150% if certain conditions are met). This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. On September 30, 2021, we received approval from ORTA, as our sole initial shareholder, for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on October 1, 2021, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%.
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
Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate or currency fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act and the rules and regulations thereunder. Prior to January 19, 2021, except for registered money market funds, we generally were prohibited from acquiring more than 3% of the voting stock of any registered investment company, investing more than 5% of the value of our total assets in the securities of one investment company, or investing more than 10% of the value of our total assets in the securities of more than one investment company without obtaining exemptive relief from the SEC. However, the SEC adopted new rules, which became effective on January 19, 2021, that allow us to acquire the securities of other investment companies in excess of the 3%, 5%, and 10% limitations without obtaining exemptive relief if we comply with certain conditions. If we invest in securities issued by investment companies, if any, it should be noted that such investments might subject our shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies.
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
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a)is organized under the laws of, and has its principal place of business in, the United States;
(b)is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)satisfies any of the following:
(i)does not have any class of securities that is traded on a national securities exchange;
(ii)has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
(iii)is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or
(iv)is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2)Securities of any eligible portfolio company controlled by the Company.
(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.
(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
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
Managerial Assistance to Portfolio Companies. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance, although this may not be the sole method by which the BDC satisfies the requirement to make available managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.
Temporary Investments. Pending investment in other types of qualifying assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be qualifying assets. We may invest in highly rated commercial paper, U.S. government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Consequently, repurchase agreements are functionally similar to loans. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification tests in order to qualify as a RIC for federal income tax purposes typically require us to limit the amount we invest with any one counterparty. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which we may enter into repurchase agreement transactions.
Warrants. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) shareholders authorize the proposal to issue such warrants, and the Board approves such issuance on the basis that the issuance is in our best interests and the shareholders best interests and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.

Senior Securities; Coverage Ratio. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if immediately after such borrowing or issuance, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200% (or 150%, if certain requirements are met). This means that generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain requirements are met and it reduces its asset coverage ratio, it can borrow up to $2 for every $1 of investor equity. On September 30, 2021, we received approval from ORTA, as our sole initial shareholder, for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act, as amended by the Small Business Credit Availability Act.
In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS — Risks Related to Business Development Companies — Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.”
Codes of Ethics. We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available on the EDGAR Database on the SEC’s website at http://www.sec.gov.
Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company. The Owl Rock Advisers’ allocation policy incorporates the conditions of the Order and seeks to ensure equitable allocation of investment opportunities between the Company and/or other funds managed by the Adviser or its affiliates over time. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other Owl Rock Clients that could avail themselves of the Order and that have an investment objective similar to ours.
Cancellation of the Investment Advisory Agreement. Under the 1940 Act, the Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser. See "Investment Advisory Agreement - Term." The Investment Advisory Agreement may be terminated at any time, without penalty, by us upon not less than 60 days’ written notice to the Adviser and may be terminated at any time, without penalty, by the Adviser upon 120 days’ written notice to us. The holders of a Majority of our Outstanding Shares may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice. Unless terminated earlier as described above, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by our Board or by the affirmative vote of the holders of a Majority of our Outstanding Shares, and, in either case, if also approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act.
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

We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.
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
Rule 18f-4 under the 1940 Act requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. We currently qualify as a “limited derivatives user” and expects to continue to do so. We have adopted a derivatives policy and comply with the recordkeeping requirements of Rule 18f-4.

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
The discussion is based upon the Code, U.S. Department of Treasury ("Treasury") regulations, and administrative and judicial interpretations, each as of the date of this report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the IRS regarding any matter discussed herein. Prospective investors should be aware that, although we intend to adopt positions we believe are in accord with current interpretations of the U.S. federal income tax laws, the IRS may not agree with the tax positions taken by us and that, if challenged by the IRS, our tax positions might not be sustained by the courts. This summary does not discuss any aspects of U.S. estate, alternative minimum, or gift tax or foreign, state or local tax. It also does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.
For purposes of this discussion, a “U.S. Shareholder” generally is a beneficial owner of our common stock that is for U.S. federal income tax purposes:
•a citizen or individual resident of the United States;
•a corporation (or other entity treated as a corporation) organized in or under the laws of the United States or of any political subdivision thereof;
•a trust that is subject to the supervision of a court within the United States and the control of one or more U.S. persons or that has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person; or
•an estate, the income of which is subject to U.S. federal income taxation regardless of its source.
A “Non-U.S. Shareholder” is a beneficial owner of our common stock that is neither a U.S. Shareholder nor a partnership for U.S. tax purposes.
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

Taxation as a Regulated Investment Company
We have elected to be treated and intend to qualify each year as a RIC. As a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on any ordinary income or capital gains that we timely distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we generally must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).
If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our income we timely distribute (or are deemed to distribute) to our shareholders. We will be subject to U.S. federal income tax at regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.
We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we intend to distribute any income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in avoiding entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
•at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•no more than 25% of the value of our assets is invested in the (i) securities, other than U.S. Government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).
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
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for U.S. federal income tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.
Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty can be as high as 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of or exemption from withholding tax on investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.
If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. This additional tax and interest may apply even if we make a distribution in an amount equal to any “excess distribution” or gain from the disposition of such shares as a taxable dividend by us to our shareholders. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.
If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and such income will be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.
Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our stockholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury regulations, produce income not among the types of “qualifying income” from which a RIC must derive at least 90% of its annual gross income.
In accordance with certain applicable Treasury regulations and guidance published by the IRS, a RIC that is publicly offered may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder elected to receive in cash, or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or published guidance.
If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are described below. The guidelines are reviewed periodically by the Adviser and our non-interested directors, and, accordingly, are subject to change.
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
Proxy Voting Records
You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Owl Rock Technology Income Corp., Attention: Investor Relations, 399 Park Avenue, 37th Floor, New York, NY 10022 or by calling Owl Rock Technology Income Corp. at (212) 419-3000.
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
We make available free of charge on our website (www.owlrocktech.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC also maintains a website (www.sec.gov) that contains such information. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this Form 10-K.
Item 1A. Risk Factors
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
•Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
•The COVID-19 pandemic caused severe disruptions in the U.S. economy and disrupted financial activity in the areas in which we or our portfolio companies operate.
•Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.
•Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.
We are subject to risks related to our business.
•We have a limited operating history.
•The lack of liquidity in our investments may adversely affect our business.
•We borrow money, which magnifies the potential for gain or loss and may increase the risk of investing in us.
•Defaults under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.
•If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.
•Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.
•Because our business model depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.
•Our investment portfolio is recorded at fair value as determined in good faith by our Adviser in accordance with procedures approved by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•Our Board may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our shareholders.
•We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and results of operations.
•Our status as an "emerging growth company" under the JOBS act may make it more difficult to raise capital as and when we need it.
•We are subject to risks related to corporate social responsibility.

We are subject to risks related to our Adviser and its affiliates.
•Our Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking or speculative investments, or cause our Adviser to use substantial leverage.
•Our Class S and Class D shares are each subject to an ongoing servicing fee. Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.
•The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to, among other things, the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.
•Our Adviser and its affiliates, may face conflicts of interest with respect to services performed for issuers in which we may invest.
•Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.
•We may be obligated to pay our Adviser incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.
•Our ability to enter into transactions with our affiliates is restricted.
•Our Adviser’s inability to attract, retain and develop human capital in a highly competitive talent market could have an adverse effect on our Adviser, and thus us.
We are subject to risks related to business development companies.
•The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.
•Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.
We are subject to risks related to our investments.
•Our investment strategy focuses on technology companies, which are subject to many risks, including volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs and periodic downturns, and you could lose all or part of your investment.
•Our investments in portfolio companies may be risky, and we could lose all or part of our investments.
•We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
•Defaults by our portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold which could harm our operating results.
•Subordinated liens on collateral securing debt investments that we may make to portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
•We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interest in our portfolio companies.
•We are, and will continue to be, exposed to risks associated with changes in interest rates.
•International investments create additional risks.
•Our investment strategy focuses on technology companies, which are subject to many risks, including volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs and periodic downturns, and you could lose all or part of your investment.
We are subject to risks related to an investment in our common stock.
•Our shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, our shareholders will have a limited liquidity.
•The net asset value of our common stock may fluctuate significantly.
•The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay distributions to shareholders, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limits on the extent to which we may use borrowings, if any, and we may use sources other than cash flows form operations to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).
We are subject to risks related to U.S. federal income tax.
•We will be subject to U.S. federal income tax at corporate-rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

•We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
We are subject to general risks.
•Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
•Heightened scrutiny of the financial services industry by regulators may materially and adversely affect our business.
•We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
•Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing the ability to conduct business effectively.
Risks Related to the Economy
Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.
Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
For example, the COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. See “—The COVID-19 pandemic caused severe disruptions in the U.S. economy and disrupted financial activity in the areas in which we or our portfolio companies operate.”
In addition, the war between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the war between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. The ongoing war and the measures in response could have a negative impact on the economy and business activity globally and could have a material adverse effect on our portfolio companies and our business, financial condition, cash flows and results of operations. The severity and duration of the war and its impact on global economic and market conditions are impossible to predict. In addition, sanctions could also result in Russia taking counter measures or retaliatory actions which could adversely impact our business or the business of our portfolio companies, including, but not limited to, cyberattacks targeting private companies, individuals or other infrastructure upon which our business and the business of our portfolio companies rely.
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
The COVID-19 pandemic caused severe disruptions in the U.S. economy and disrupted financial activity in the areas in which we or our portfolio companies operate.
The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread caused business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. It is uncertain how long this volatility will continue, and as a result, even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession. Our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the United States and other major markets. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, the impacts of which could last for some period after the pandemic is controlled and/or abated.
The COVID-19 pandemic is ongoing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2022, including for the reasons described herein.
Any public health emergency, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.
The extent of the impact of any public health emergency, such as the COVID-19 pandemic, on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies.
These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information.
Any public health emergency, pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.
The current period of capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
Current market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.
Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.
Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.
Conditions in the U.S. corporate debt market may experience disruption or deterioration, such as the disruptions resulting from the COVID-19 pandemic, current high inflation rates or any future disruptions, which may cause pricing levels to decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale or other disposition of our investments, which could have a material adverse effect on our business, financial condition and results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union, uncertainty in connection with economic sanctions resulting from the ongoing war between Russia and Ukraine, and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.
In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loans and the value of our equity investments. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions may require us to modify the payment terms of our investments, including changes in “payment in kind” or “PIK” interest provisions and/or cash interest rates, and also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.
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
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. Certain of our portfolio companies may be in industries that have been, or are expected to be, impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “—We are, and will continue to be, exposed to risks associated with changes in interest rates.”
While the United States and other developed economies are experiencing higher-than-normal inflation rates, it remains uncertain whether substantial inflation will be sustained over an extended period of time or have a significant effect on the U.S. economy or other economies. Inflation may affect our investments adversely in a number of ways, including those noted above. During periods of rising inflation, interest and dividend rates of any instruments we or our portfolio companies may have issued could increase, which would tend to reduce returns to our investors. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities which are critical to the operation of portfolio companies as noted above. Portfolio companies may have fixed income streams and, therefore, be unable to pay their debts when they become due. The market value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses. Governmental efforts to curb inflation often have negative effects on the level of economic activity. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. There can be no assurance that continued and more wide-spread inflation in the United States and/or other economies will not become a serious problem in the future and have a material adverse impact on us.
The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty, which may have a material impact on our portfolio, our business and operations and the value of an investment in us.
The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. In February 2022, Russia invaded Ukraine and, in response, the United States, the United Kingdom, the European Union and many other nations announced a broad array of new or expanded economic sanctions, export controls and other measures against Russia, Russian entities and individuals. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation and may exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries that have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although we have no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on our portfolio, our business and operations and the value of an investment in us. The Russian invasion of Ukraine is uncertain and evolving as of the filing date of this Annual Report, and its full impact on our portfolio companies after December 31, 2022 is unknown.
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
Risks Related to Our Business

We have a limited operating history.
We were formed on June 22, 2021, and are subject to all of the business risks and uncertainties associated with any business with a limited operating history, including the risk that we will not achieve or sustain our investment objective and that the value of your common stock could decline substantially.
The lack of liquidity in our investments may adversely affect our business.
We may acquire a significant percentage of our investments from privately held companies in directly negotiated transactions. Substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than exchange-listed securities or other securities for which there is an active trading market.
We typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, refinancing, or initial public offering.
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
We borrow money, which magnifies the potential for gain or loss and may increase the risk of investing in us.
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. We currently borrow under our credit facilities and have issued or assumed other senior securities, and in the future may borrow from, or issue additional senior securities to, banks, insurance companies, funds, institutional investors and other lenders and investors. Holders of these senior securities have fixed-dollar claims on our assets that are superior to the claims of our shareholders. If the value of our assets decreases, leverage would cause our net asset value to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to service our debt or make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management or incentive fees payable to our Adviser attributable to the increase in assets purchased using leverage. There can be no assurance that a leveraging strategy will be successful.
Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us, which could affect our return on capital. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

In addition to having fixed-dollar claims on our assets that are superior to the claims of our common shareholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments and cash.
As a BDC, generally, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus any preferred stock, if any, must be at least 200%; however, the Small Business Credit Availability Act has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On September 30, 2021, we received approval from ORTA for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective October 1, 2021, our asset coverage ratio applicable to senior securities was reduced from 200% to 150% and the risks associated with an investment in us may increase. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. Leverage generally magnifies the return of shareholders when the portfolio return is positive and magnifies their losses when the portfolio return is negative. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-28.0%	-17.0%	-7.0%	3.0%	14.0%
(1)Assumes, as of December 31, 2022, (i) $2.0 billion in total assets, (ii) $1.0 billion in outstanding indebtedness, (iii) $1.0 billion in net assets and (iv) weighted average interest rate, excluding amortization of financing costs and marking to market value on fair value of interest rate swaps, of 6.6%.
See “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.

Defaults under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.
Our borrowings may include customary covenants, including certain limitations on our incurrence of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. In the event we default under the terms of our current or future borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the terms of our current or future borrowings, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. An event of default under the terms of our current or any future borrowings could result in an accelerated maturity date for all amounts outstanding thereunder, and in some instances, lead to a cross-default under other borrowings. This could reduce our liquidity and cash flow and impair our ability to grow our business.
Collectively, substantially all of our assets are currently pledged as collateral under our credit facilities. If we were to default on our obligations under the terms of our credit facilities or any future secured debt instrument the agent for the applicable creditors would be able to assume control of the disposition of any or all of our assets securing such debt, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Provisions in our current borrowings or any other future borrowings may limit discretion in operating our business.
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
Under the terms of the Revolving Credit Facility, we have agreed not to incur any additional secured indebtedness other than in certain limited circumstances in which the incurrence is permitted under the Revolving Credit Facility. In addition, if our borrowing base under the Revolving Credit Facility were to decrease, we would be required to secure additional assets or repay advances under the Revolving Credit Facility which could have a material adverse impact on our ability to fund future investments and to make distributions.
In addition, under the terms of our credit facilities, we are subject to limitations as to how borrowed funds may be used, as well as regulatory restrictions on leverage which may affect the amount of funding that we may obtain. There may also be certain requirements relating to portfolio performance, a violation of which could limit further advances and, in some cases, result in an event of default. This could reduce our liquidity and cash flow and impair our ability to grow our business.
If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. Our credit facilities currently expire in April and May 2027. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.
Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.
We do not have any employees. Additionally, we have no internal management capacity other than our appointed executive officers and will be dependent upon the investment expertise, skill and network of business contacts of our Adviser to achieve our investment objective. Our Adviser will evaluate, negotiate, execute, monitor, and service our investments. Our success will depend to a significant extent on the continued service and coordination of our Adviser, including its key professionals. The departure of a significant number of key professionals from our Adviser could have a material adverse effect on our ability to achieve our investment objective.
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

In addition, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by us on 60 days’ notice without penalty by the vote of a Majority of the Outstanding Shares of our common stock or by the vote of our independent directors. The Investment Advisory Agreement generally may be terminated at any time, without penalty, by our Adviser upon 120 days' notice to us. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of shareholders and our Board to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under our indebtedness and pay distributions, are likely to be adversely affected, and the value of our common stock may decline.
Because our business model depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We expect that Blue Owl will depend on its relationships with corporations, financial institutions and investment firms, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to clients, fund investor liquidity, fund terms (including fees and economic sharing arrangements), brand recognition and business reputation. If Blue Owl fails to maintain its reputation it may not be able to maintain its existing relationships or develop new relationships or sources of investment opportunities, and we may not be able to grow our investment portfolio. In addition, individuals with whom Blue Owl has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
Negative publicity regarding Blue Owl or its personnel could give rise to reputational risk that could significantly harm our existing business and business prospects. Similarly, events could occur that damage the reputation of our industry generally, such as the insolvency or bankruptcy of large funds or a significant number of funds or highly publicized incidents of fraud or other scandals, any one of which could have a material adverse effect on our business, regardless of whether any of those events directly relate to us or our investments.

We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.
We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the Owl Rock Clients or other funds managed by our Adviser or its affiliates comprising Owl Rock, the private funds managed by Dyal and the funds and accounts managed by Oak Street (the "Blue Owl Clients"), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

Numerous factors increase our competitive risks, including, but not limited to:

•A number of our competitors may have or are perceived to have more expertise or financial, technical, marketing and other resources and more personnel than we do;
•We may not perform as well as competitors’ funds or other available investment products;
•Several of our competitors have raised significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities;
•Some of our competitors may have lower fees or alternative fee arrangements;
•Some of our competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us;
•Some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds than us, which could allow them to consider a wider variety of investments and to bid more aggressively than us or to agree to less restrictive legal terms and protections for investments that we want to make; and

•Some of our competitors may be subject to less regulation or conflicts of interest and, accordingly, may have more flexibility to undertake and execute certain businesses or investments than we do, bear less compliance expense than we do or be viewed differently in the marketplace.

We may lose investment opportunities if we do not match our competitors’ pricing, terms, and investment structure criteria. If we are forced to match these competitors’ investment terms criteria, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in our target market could force us to accept less attractive investment terms. Furthermore, many competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC tax treatment. The competitive pressures we face, and the manner in which we react or adjust to competitive pressures, may have a material adverse effect on our business, financial condition, results of operations, effective yield on investments, investment returns, leverage ratio, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also, we may not be able to identify and make investments that are consistent with our investment objective.
Our investment portfolio is recorded at fair value as determined in good faith by our Adviser in accordance with procedures approved by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by our Adviser and approved by our Board. There is not a public market or active secondary market for many of the types of investments in privately held companies that we hold and intend to make. Our investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, we will value these investments quarterly at fair value as determined in good faith in accordance with valuation policy and procedures approved by our Board.
The determination of fair value, and thus the amount of unrealized appreciation or depreciation we may recognize in any reporting period, is to a degree subjective, and our Adviser has a conflict of interest in determining fair value. We will value our investments quarterly at fair value as determined in good faith by our Adviser, based on, among other things, input of our Audit Committee and independent third-party valuation firm(s) engaged at the direction of our Adviser. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures approved by our Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. Our net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that we ultimately realize upon the disposal of such investments.
Our Board may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our shareholders.
We have adopted a policy to invest, under normal circumstances, at least 80% of the value of our assets in technology-related companies. Other than with respect to this policy, which may only be changed with 60 days' prior notice to our shareholders, our Board has the authority to modify or waive current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our securities. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds of our offering and may use the net proceeds from our offering in ways with which our investors may not agree.
Any unrealized depreciation we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures approved by our Board. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value. See “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies — Investments at Fair Value.”

We are not limited with respect to the portion of our assets that may be invested in a single issuer.
Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. We have adopted a policy to invest, under normal circumstances, at least 80% of the value of our assets in technology-related companies. To the extent that we hold large positions in a small number of issuers, or within a particular industry, our net asset value may be subject to greater fluctuation as a result of changes in the issuer’s financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence or a downturn in particular industry in which we may invest significantly than a diversified investment company otherwise would be.
We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.
We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial offering, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.07 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our securities less attractive because we will rely on some or all of these exemptions.
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
The London Inter-Bank Offered Rate (“LIBOR”) is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In July 2017, the Financial Conduct Authority announced its intention to cease sustaining LIBOR, by the end of 2021. As of January 1, 2023, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The ICE Benchmark Administration has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023.
In April 2018, the Federal Reserve Bank of New York began publishing its alternative rate, the Secured Overnight Financing Rate, or SOFR. The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average, or SONIA. Each of SOFR and SONIA significantly differ from LIBOR, both in each actual rate and how each rate is calculated, and therefore it is unclear whether and when markets will adopt either of these rates as a widely accepted replacement for LIBOR.
As such, when LIBOR is discontinued, if a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. Such a disruption could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. It is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.
Since January 1, 2022, a majority of our new investments are indexed to SOFR; however we have material contracts that are indexed to LIBOR. Certain contracts have an orderly market transition already in process; however, other contracts, including our credit facilities, will need to be renegotiated to replace LIBOR with an alternative reference rate. If we are unable to renegotiate our credit facilities, amounts drawn thereunder may bear interest at a higher rate which would increase the cost of our borrowings and, in turn, affect our results of operations. Following the replacement of LIBOR, some or all of our credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result on our results of operations.
In addition, the transition from LIBOR to SOFR, SONIA or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business.
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
Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, among other matters, would establish a framework for reporting of climate-related risks. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.
Risks Related to Our Adviser and Its Affiliates

Our Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking or speculative investments, or cause our Adviser to use substantial leverage.
Our Adviser and its affiliates will receive substantial fees from us in return for their services. These fees may include certain incentive fees based on the amount of appreciation of our investments and arrangement, structuring or similar fees from portfolio companies in which we invest. These fees could influence the advice provided to us or create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such incentive fees. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to our Adviser. The way in which the incentive fee is determined may encourage our Adviser to use leverage to increase the leveraged return on our investment portfolio.
Under certain circumstances, the use of substantial leverage (up to the limits prescribed by the 1940 Act) may increase the likelihood of our defaulting on our borrowings, which would be detrimental to holders of our securities.
These compensation arrangements could affect our Adviser’s or its affiliates’ judgment with respect to public offerings of equity, incurrence of debt, and investments made by us, which allow our Adviser to earn increased asset management fees.

The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to, among other things, the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.
Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the Blue Owl Clients, that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by our Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the investment committee or our affiliates are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance, investor relations and other matters that did not apply to Owl Rock prior to the formation of Blue Owl.
Our Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.
Our Adviser and its affiliates may provide a broad range of financial services to companies in which we may invest, including providing arrangement, syndication, origination structuring and other services to portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. In addition, we may invest in companies managed by entities in which funds managed by Dyal have acquired a minority interest. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand and could, in certain instances, have an incentive not to pursue actions against a portfolio company that would be in our best interest.
Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.
Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), including the Blue Owl Clients, and we may compete for capital and investment opportunities with these entities, certain conflicts of interest are present. These include conflicts of interest relating to the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; restrictions on our Adviser’s use of “inside information” with respect to potential investments by us; the allocation of certain expenses; and cross transactions.
For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of the Investment Committee and other executives and employees of our Adviser or its affiliates will hold and receive interest in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans or employee offerings. In these circumstances, personnel of our Adviser may have incentive to favor these other investment companies or accounts over us.
Because our Adviser may have incentive to favor other Blue Owl Clients and we may compete for investments with Blue Owl Clients, our Adviser and its affiliates are subject to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Owl Rock Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Owl Rock Advisers’ investment allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.
Actions taken by our Adviser and its affiliates on behalf of the Blue Owl Clients as a result of any conflict of interest may be adverse to us, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one of the Blue Owl Clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Blue Owl Clients (including us). While the Owl Rock Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to mitigate the conflict could be challenged or deemed insufficient. If the Owl Rock Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.
From time to time, fees and expenses generated in connection with potential portfolio investments that are not consummated may be allocable to us and one or more Blue Owl Clients. These expenses will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Owl Rock Advisers and the Investment Advisory Agreement; however, the method for allocation expenses may vary depending on the nature of the expense and such determinations involve inherent discretion.
In addition, from time to time, our Adviser could cause us to purchase a security or other investment from, or sell a security or other investment to, another Blue Owl Client. Such cross transaction would be in accordance with applicable regulations and our and our Adviser’s valuation and cross-trades policies; however, such cross transactions could give rise to additional conflicts of interest.

Our Board will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.
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
Our Adviser may have an incentive to delay a liquidity event, which may result in actions that are not in the best interest of our shareholders.
The ongoing servicing fee will be payable by us to compensate our affiliated Dealer Manager and its affiliates for services rendered to shareholders, including, among other things, responding to customer inquiries of a general nature regarding the Company; crediting distributions from us to customer accounts; arranging for bank wire transfer of funds to or from a customer’s account; responding to customer inquiries and requests regarding shareholder reports, notices, proxies and proxy statements, and other Company documents; forwarding prospectuses, tax notices and annual and quarterly reports to beneficial owners of our shares; assisting us in establishing and maintaining shareholder accounts and records; assisting customers in changing account options, account designations and account addresses, and providing such other similar services as we may reasonably request to the extent the an authorized service provider is permitted to do so under applicable statutes, rules, or regulations. The ongoing servicing fee will terminate for all Class S and Class D shareholders upon a liquidity event. Although we do not intend to complete a liquidity event within any specific time period, if at all, our Adviser, an affiliate of our Dealer Manager, may have an incentive to delay a liquidity event if such amounts receivable by our Dealer Manager have not been fully paid. A delay in a liquidity event may not be in the best interests of our shareholders.
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
We, directly or through our Adviser, may obtain confidential information about the companies in which we have invested or may invest or be deemed to have such confidential information. Our Adviser may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. In addition, funds managed by Dyal may invest in entities that manage our portfolio companies and, as a result, may obtain additional confidential information about our portfolio companies. The possession of such information may, to our detriment, limit the ability of us and our Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of our Adviser may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with our Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Adviser.

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
Any incentive fee payable by us that relates to the pre-incentive fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (“payment-in-kind” or “PIK” income”). PIK income will be included in the pre-incentive fee net investment income used to calculate the incentive fee to our Adviser even though we do not receive the income in the form of cash. If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the incentive fee will become uncollectible. Our Adviser is not obligated to reimburse us for any part of the incentive fee it received that was based on accrued interest income that we never receive as a result of a subsequent default.
The quarterly incentive fee on income is recognized and paid without regard to: (i) the trend of pre-incentive fee net investment income as a percent of adjusted capital over multiple quarters in arrears which may in fact be consistently less than the quarterly preferred return, or (ii) the net income or net loss in the current calendar quarter, the current year or any combination of prior periods.
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
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, including other funds or clients advised by our Adviser or its affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates or anyone who is under common control with us. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of our Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment or disposition opportunities that would otherwise be available to us.
We rely on exemptive relief that has been granted by the SEC to ORCA and certain of its affiliates to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company.

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
Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement (and, separately, under the Administration Agreement), and it will not be responsible for any action of our Board in declining to follow our Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Adviser will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have also agreed to indemnify, defend and protect our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of our Adviser not arising out of negligence or misconduct in the performance of their duties. However, in accordance with Section 17(i) of the 1940 Act, neither our Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives may be protected against any liability to us or our investors to which it would otherwise be subject by reason of criminal conduct, willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of its office. In addition, the Investment Advisory Agreement provides that we will not indemnify our Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives for any loss suffered by for any liability or loss suffered by such party, nor will we provide that such party will be held harmless for any loss or liability we suffer, unless all of the following conditions are met: (i) we have determined in good faith that the conduct that caused the loss or liability was in the best interests of the Company; (ii) we have determined in good faith that such party was acting on behalf of or performing services for the Company; (iii) we have determined, in good faith, that such liability or loss was not the result of (A) negligence or misconduct, in the case that such part is our Adviser or an affiliate of our Adviser, or (B) gross negligence or willful misconduct, in the case that such party is a director of the Company who is not also an officer of the Company or our Adviser or an affiliate of our Adviser; and (iv) such indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our shareholders. In addition, such party will not be indemnified for any losses, liabilities or expenses arising from or out of an alleged violation of federal or state securities laws by such party unless one or more of the following conditions are met: (i) there has been a successful adjudication on the merits of each count involving alleged material securities law violations as to such party; (ii) such claims have been dismissed with prejudice on the merits by a court of competent jurisdiction as to such party; or (iii) a court of competent jurisdiction approves a settlement of the claims against the Indemnified Party and finds that indemnification of the settlement and the related costs should be made, and the court considering the request for indemnification has been advised of the position of the SEC and of the published position of any state securities regulatory authority in which shares of our stock were offered or sold as to indemnification for violations of securities laws. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

There are risks associated with any potential merger with or purchase of assets of another fund.
Our Adviser may in the future recommend to our Board that we merge with or acquire all or substantially all of the assets of one or more funds including a fund that could be managed by our Adviser or its affiliates (including another BDC). We do not expect that our Adviser would recommend any such merger or asset purchase unless it determines that it would be in our best interests, with such determination dependent on factors it deems relevant, which may include our historical and projected financial performance and that of any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and common equity holders of both funds. If our Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to our Adviser by us and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to our Adviser as a result of managing a single, larger fund instead of two separate funds.
Our Adviser’s failure to comply with pay-to-play laws, regulations and policies could have an adverse effect on our Adviser, and thus, us.
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

Our Adviser’s inability to attract, retain and develop human capital in a highly competitive talent market could have an adverse effect on our Adviser, and thus us.
The success of our business will continue to depend upon our Adviser attracting, developing and retaining human capital. Competition for qualified, motivated, and highly-skilled executives, professionals and other key personnel in asset management firms is significant. Turnover and associated costs of rehiring, the loss of human capital through attrition, death, or disability and the reduced ability to attract talent could impair our Adviser’s ability to maintain its standards of excellence and have an adverse effect on us.

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
We may borrow to fund investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying for tax treatment as a RIC, which would generally result in a corporate-level U.S. federal income tax on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distribution to our shareholders.
In addition, as market conditions permit, we have and may continue to securitize our loans to generate cash for funding new investments. To securitize loans, we have and may continue to create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. We have and may continue to retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses.
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
As publicly traded companies, the securities of these companies may not trade at high volumes, and prices can be volatile, particularly during times of general market volatility, which may restrict our ability to sell our positions and may have a material adverse impact on us. If we or our Adviser were deemed to have material, nonpublic information regarding the issuer of a publicly traded instrument in which we have invested, we may be limited in our ability to make new investments or sell existing investments in such issuer. All of these factors may restrict our ability to sell our positions and may have a material adverse impact on us.
Our ability to invest in public companies may be limited in certain circumstances.
To maintain our status as a business development company, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions).
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
Our strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies in a broad range of technology-related industries, with a focus on originated transactions sourced through the networks of our Adviser. Short transaction closing timeframes associated with originated transactions coupled with added tax or accounting structuring complexity and international transactions may result in higher risk in comparison to non-originated transactions.
Most debt securities in which we intend to invest will not be rated by any rating agency and, if they were rated, they would be rated as below investment grade quality and are commonly referred to as “high yield” or “junk.” Debt securities rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
First-Lien Debt. When we make a first-lien loan, we generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our lien is, or could become, subordinated to claims of other creditors. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we need to enforce our remedies.
Unitranche Loans. In addition, in connection with any unitranche loans (including “last out” portions of such loans) in which we may invest, we would enter into agreements among lenders. Under these agreements, our interest in the collateral of the first-lien loans may rank junior to those of other lenders in the loan under certain circumstances. This may result in greater risk and loss of principal on these loans.
Second-Lien and Mezzanine Debt. Our investments in second-lien and mezzanine debt generally are subordinated to senior loans and will either have junior security interests or be unsecured. As such, other creditors may rank senior to us in the event of insolvency. This may result in greater risk and loss of principal.
Equity Investments. When we invest in first-lien debt, second-lien debt or mezzanine debt, we may acquire equity securities, such as warrants, options and convertible instruments, as well. In addition, we may invest directly in the equity securities of portfolio companies. We may structure such equity investments to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights, which grants us the right to register our equity interest when either the portfolio company or another investor in the portfolio company files a registration statement with the SEC to issue securities. We seek to dispose of these equity interests and realize gains upon our disposition of these interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
We may make indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles (“Investment Vehicles”). In general, the risks associated with indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle are similar to those associated with a direct investment in a portfolio company. While we intend to analyze the credit and business of a potential portfolio company in determining whether to make an investment in an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle. In the event of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle could be structurally subordinated to the other obligations of the portfolio company). In addition, if we are not the sole investor in an Investment Vehicle, we may be required to rely on our partners in the Investment Vehicle when making decisions regarding such Investment Vehicle’s investments, accordingly, the value of the investment could be adversely affected if our interests diverge from those of our partners in the Investment Vehicle.

Any strategic investments that we pursue are subject to risks and uncertainties.
We have pursued and may continue to pursue growth through strategic investments in new businesses. Completion and timing of any such strategic investments may be subject to a number of contingencies, including the uncertainty in reaching a commercial agreement with our counterparty, our ability to obtain required board, shareholder and regulatory approvals, as well as any required financing (or the risk that these are obtained subject to terms and conditions that are not anticipated). The announcement or consummation of any transaction also may adversely impact our business relationships or engender competitive responses.
In addition, the proposal and negotiation of strategic investments, whether or not completed, as well as the integration of those businesses into our existing portfolio, could result in substantial expenses and the diversion of our Adviser’s time, attention and resources from our day-to-day operations.
Our ability to manage our growth through strategic investments will depend, in part, on our success in addressing these risks. Any failure to effectively implement our acquisition or strategic investment strategies could have a material adverse effect on our business, financial condition or results of operations.
Our investments are concentrated in technology-related industries, some of which are subject to extensive government regulation, which exposes us to the risk of significant loss if any of these industry sectors experiences a downturn.
A consequence of our investment strategy is that our investment returns will be materially and adversely affected if the companies or the industries we target perform poorly. Beyond the asset diversification requirements to which we will be subject as a RIC and the policy we have adopted to invest, under normal circumstances, at least 80% of the value of our assets in technology-related companies, we do not have fixed guidelines for diversification or limitations on the size of our investments in any one company and our investments could be concentrated in relatively few industries.
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
If we invest in instruments issued by publicly-held companies, we may be subject to risks that differ in type or degree from those involved with investments in privately-held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such instruments at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. In addition, to the extent we invest in publicly traded debt instruments, we may not be able to obtain financial covenants or other contractual rights that we might otherwise be able to obtain when making privately-negotiated investments. We may not have the same access to information in connection with investments in public debt instruments that we would expect to have in connection with privately-negotiated investments. If we or our Adviser were deemed to have material, nonpublic information regarding the issuer of a publicly traded instrument in which we have invested, we may be limited in our ability to make new investments or sell existing investments in such issuer.
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
Downgrades by rating agencies of broadly syndicated loans could adversely impact our financial performance.
Ratings agencies have recently undergone reviews of broadly syndicated loans in light of the COVID-19 pandemic’s adverse impact on the economic market. Such reviews have, in some cases, resulted in downgrades of broadly syndicated loans. To the extent we invest in broadly syndicated loans, such downgrades could adversely impact our financial performance. The full extent of downgrades by ratings agencies of broadly syndicated loans is currently unknown, thereby resulting in a high degree of uncertainty.
We may be subject to risks associated with our investments in bank loans.
We intend to invest in bank loans and participations. These obligations are subject to unique risks, including:
•the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights laws,
•so-called lender-liability claims by the issuer of the obligations,
•environmental liabilities that may arise with respect to collateral securing the obligations, and
•limitations on our ability to directly enforce its rights with respect to participations.
In addition, the illiquidity of bank loans may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. Compared to securities and to certain other types of financial assets, purchases and sales of loans take relatively longer to settle. This extended settlement process can (i) increase the counterparty credit risk borne by us; (ii) leave us unable to timely vote, or otherwise act with respect to, loans it has agreed to purchase; (iii) delay us from realizing the proceeds of a sale of a loan; (iv) inhibit our ability to re-sell a loan that it has agreed to purchase if conditions change (leaving us more exposed to price fluctuations); (v) prevent us from timely collecting principal and interest payments; and (vi) expose us to adverse tax or regulatory consequences. To the extent the extended loan settlement process gives rise to short-term liquidity needs, we may hold cash, sell investments or temporarily borrow from banks or other lenders.
In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement, nor any rights of set-off against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which we have purchased the participation. As a result, we will assume the credit risk of both the borrower and the institution selling the participation.
In analyzing each bank loan or participation, our Adviser compares the relative significance of the risks against the expected benefits of the investment. Successful claims by third parties arising from these and other risks will be borne by us.
If the assets securing the loans that we make decrease in value, then we may lack sufficient collateral to cover losses.
To attempt to mitigate credit risks, we intend to take a security interest in the available assets of our portfolio companies. There is no assurance that we will obtain sufficient collateral to cover losses or properly perfect our liens.
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
In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to “equitable subordination.” This means that depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.
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
We may not realize any income or gains from our equity investments.
We have invested in and may continue to invest in equity-related securities, including common equity, warrants, preferred stock and convertible preferred securities. These equity interests we acquire may not appreciate in value and, in fact, may decline in value if the company fails to perform financially or achieve its growth objectives. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments since these securities may have restrictions on their transfer or may not have an active trading market.
Equity investments also have experienced significantly more volatility in their returns and may under-perform relative to fixed income securities during certain periods. An adverse event, such as an unfavorable earnings report, may depress the value. Also, prices of equity investments are sensitive to general movements in the stock market and a drop in the stock market may depress the price of common stock investments to which we have exposure. Equity prices fluctuate for several reasons including changes in investors' perceptions of the financial condition of an issuer or the general condition of the relevant stock market, or when political or economic events affecting the issuers occur. In addition, common stock prices may be particularly sensitive to rising interest rates, as the cost of capital rises and borrowing costs increase.
Although we expect to receive current income in the form of dividend payments on any convertible preferred equity investments, a substantial portion of the gains we expect to receive from our investments in such securities will likely be from the capital gains generated from the sale of our equity investments upon conversion of our convertible securities, the timing of which we cannot predict and we cannot guarantee that such sale will happen at all. We do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter. In addition, any convertible preferred stock instruments will generally provide for conversion upon the portfolio companies’ achievement of certain milestone events, including a qualified public offering and/or a senior exchange listing for their common stock. However, there can be no assurance that our portfolio companies will obtain either a junior or senior exchange listing or, even if a listing is obtained, that an active trading market will ever develop in the common stock of our publicly traded portfolio companies. In addition, even if our portfolio companies obtain an exchange listing, we may be subject to lock-up provisions that prohibit us from selling our investments into the public market for specified periods of time after such listing. As a result, the market price of securities that we hold may decline substantially before we are able to sell these securities following an exchange listing.
Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. Furthermore, due to the expected growth of our portfolio companies, we do not generally expect to receive dividend income from our common stock investments. In the case of cumulative preferred stock, there is no assurance that any dividends will ever be paid by a portfolio company. Dividends to any equity holders may be suspended or cancelled at any time.
Investments in equity securities can carry additional risks and may have other characteristics that require investments to be made indirectly through blocker entities or otherwise. In addition, if an issuer of equity securities in which we have invested sells additional shares of its equity securities, our interest in the issuer may be diluted and the value of our investment could decrease. For the foregoing reasons, investments in equity securities can be highly speculative and carry a substantial risk of loss of investment.
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
Our investments may include OID and PIK instruments. To the extent OID and PIK constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in income for financial reporting purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and taxable income prior to receipt of cash, including the following:
•Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability or deferred payments and the value of any associated collateral;
•Original issue discount instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower;
•For U.S. GAAP purposes, cash distributions to shareholders that include a component of OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact;
•The presence of OID and PIK creates the risk of non-refundable cash payments to our Adviser in the form of incentive fees on income based on non-cash OID and PIK accruals that may never be realized; and
•In the case of PIK, “toggle” debt, which gives the issuer the option to defer an interest payment in exchange for an increased interest rate in the future, the PIK election has the simultaneous effect of increasing the investment income, thus increasing the potential for realizing incentive fees.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
Our strategy focuses on investing primarily in the debt of privately owned U.S. companies in a broad range of technology-related industries with a focus on originated transactions sourced through the networks of our Adviser. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, any holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company and our portfolio company may not have sufficient assets to pay all equally ranking credit even if we hold senior, first-lien debt.
If we cannot obtain debt financing or equity capital on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.
The net proceeds from the sale of our shares will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as base management fees, incentive fees, other fees and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. We are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our tax treatment as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.
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
Under certain circumstances, payments to us and distributions by us to our shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, investments in restructurings may be adversely affected by statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the court’s discretionary power to disallow, subordinate or disenfranchise particular claims or re-characterize investments made in the form of debt as equity contributions.
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
We do not currently, and do not expect in the future to control most of our portfolio companies, although we may have board representation or board observation rights, and our debt agreements may impose certain restrictive covenants on our borrowers. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as a debt investor. Due to the lack of liquidity for our investments in private companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at a favorable value. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.
We are, and will continue to be, exposed to risks associated with changes in interest rates.
Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
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
Many of our debt investments are based on floating interest rates, such as LIBOR, SOFR, SONIA, the Euro Interbank Offered Rate (“EURIBOR”), the Federal Funds Rate or the Prime Rate, that reset on a periodic basis, and that many of our investments will be subject to interest rate floors. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations. In addition, our cost of funds likely will increase because the interest rates on the majority of amounts we may borrow are likely to be floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor.
Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Moreover, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. U.S. Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. In an effort to combat inflation the Federal Reserve has increased the federal funds rate in 2022 and is widely expected to further increase the federal funds rate in 2023. Market volatility, rising interest rates, uncertainty around interest rates and/or a return to unfavorable economic conditions could adversely affect our business.
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
We may make investments in portfolio companies that are domiciled outside of the United States. Our investments in foreign portfolio companies are deemed “non-qualifying assets,” which means that, as required by the 1940 Act, such investments, along with other investments in non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any such asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:
•foreign governmental laws, rules and policies, including those relating to taxation and bankruptcy and restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States and any adverse changes in these laws;
•foreign currency devaluations that reduce the value of and returns on our foreign investments;
•adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;
•adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;
•the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;
•changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;
•high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;
•deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and
•legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.
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
For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy. See “—The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes” and “We are, and will continue to be, exposed to risks associated with changes in interest rates.”
The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.
The Dodd-Frank Act and the CFTC enacted and the SEC has issued rules to implement broad new regulatory and structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.
The CFTC and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. Our Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator with respect to our operations, with the result that we are limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, we are subject to strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts we have entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio.
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
In October 2020, the SEC adopted Rule 18f-4, which requires a BDC (or a registered investment company) that uses derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program and implement certain testing and board reporting requirements. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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
As of December 31, 2022, our investments in systems software and application software represented 23.3% and 18.2% of our portfolio at fair value, respectively. Our investments in these industries are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing these industries and, and interpretations thereof, may change frequently, the risk of defending against litigation claims based on allegations of infringement or other violations of intellectual property, the risk that portfolio companies may be unable to attract and retain qualified skilled IT personnel and software developers, the risk that rapid technological change, evolving industry standards and practices, and changing customer needs may negatively affect our portfolio companies and sensitivity to general economic conditions and cyclical demand.
As of December 31, 2022, our investments in healthcare technology represented 10.9% of our portfolio at fair value. Our investments in healthcare technology are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices.
Our investments in life sciences-related companies may be subject to extensive government regulation, litigation risk and certain other risks particular to that industry.
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
Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns.
We may be subject to risks associated with our investments in the software industry.
Portfolio companies in the software industry are subject to a number of risks. The revenue, income (or losses) and valuations of software and other technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry may compete with other companies that operate in the global, regional and local software industries, and those competitors may be engaged in a greater range of businesses, have a larger installed base of customers for their existing products and services or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies may lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to their products. Any of this could, in turn, materially adversely affect our business, financial condition and results of operations.
We cannot guarantee that we will be able to obtain various required licenses in U.S. states or in any other jurisdiction where they may be required in the future.
We are required to have and may be required in the future to obtain various state licenses to, among other things, originate commercial loans, and may be required to obtain similar licenses from other authorities, including outside of the United States, in the future in connection with one or more investments. Applying for and obtaining required licenses can be costly and take several months. We cannot assure you that we will maintain or obtain all of the licenses that we need on a timely basis. We also are and will be subject to various information and other requirements to maintain and obtain these licenses, and we cannot assure you that we will satisfy those requirements. Our failure to maintain or obtain licenses that we require, now or in the future, might restrict investment options and have other adverse consequences.
An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.
We invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they:
•have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;
•may have limited financial resources and may be unable to meet their obligations under their debt obligations that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment;
•may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons and, therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on us; and

•generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.
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
If there is no readily available market for these investments, we are required to carry these investments at fair value as determined by our Board. As a result, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, our Adviser or any of its affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction under the 1940 Act. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
Finally, little public information generally exists about private companies and these companies may not have third-party credit ratings or audited financial statements. We must therefore rely on the ability of our Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies, and to monitor the activities and performance of these investments. To the extent that we (or other clients of our Adviser) may hold a larger number of investments, greater demands will be placed on our Adviser’s time, resources and personnel in monitoring such investments, which may result in less attention being paid to any individual investment and greater risk that our investment decisions may not be fully informed. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.
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
After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we do have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements, or in order to maintain our RIC status. Our ability to make follow-on investments may also be limited by our Adviser’s allocation policies. Any decision not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful investment or may reduce the expected return to us on the investment.
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
The effect of global climate change and climate-change related regulation and sustainability concerns could impact the operations of our portfolio companies and adversely affect our business.
Global climate change is widely considered to be a significant threat to the global economy. Our portfolio companies face risks associated with climate change, including physical risks such as an increased frequency of extreme weather events and rising seal level temperatures. For some of our portfolio companies, climate change may also impact their profitability and costs, as well as pose systemic risks for their businesses. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.
Risks Related to an Investment in Our Common Stock
Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer shares of our common stock than anticipated if our Board determines to increase the offering price to a price that we believe reflects the net asset value per share of the Class S, Class D and Class I shares in accordance with our share pricing policy.
The Class S, Class D and Class I shares each may, to the extent permitted or required under the rules and regulations of the SEC, be sold at prices necessary to ensure that shares are not sold at prices per share that are below our net asset value per share for such class, if our net asset value per share: (i) declines more than 10% from the net asset value per share as of the effective date of this registration statement or (ii) increases to an amount that is greater than the net proceeds per share.
In accordance with our share pricing policy, we will modify our public offering prices to the extent necessary to comply with the requirements of the 1940 Act, including the requirement that we not sell any class of our shares at a net offering price below our net asset value per share unless we obtain the requisite approval from our shareholders.
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
Our shares are not listed, and we do not intend to list our shares, on an exchange, nor are our shares quoted through a quotation system. Therefore, our shareholders will have limited liquidity and may not receive a full return of invested capital (including front-end commissions, fees and expenses), upon selling their shares or upon our liquidation.
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
Beginning with the first full calendar quarter after the date that we sell shares to a person or entity other than our Adviser, our directors, officers and/or other affiliated persons and entities, we may, from time to time, determine to repurchase a portion of the shares of our common stock, and if we do, we expect that only a limited number of shares will be eligible for repurchase. In addition, any such repurchases will be at a price equal to the net offering price per share on each Repurchase Date. As a result, the price at which we repurchase shares may be at a discount to the price at which you purchased shares of common stock in our offering. The share repurchase program, will include numerous restrictions that limit your ability to sell your shares, and share repurchases may not be available each month. For example, to the extent we choose to repurchase shares in any particular period, we intend to limit the number of shares to be repurchased in each period to no more than 5.00% of our outstanding shares of common stock. Our board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying the limitations on the number of shares to be repurchased on a per class basis. Economic events affecting the U.S. economy, such as volatility in the financial markets, inflation, higher interest rates or global or national events that are beyond our control, could cause an increased number of shares to be put to us for repurchase.To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-serve basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law. These limits may prevent us from accommodating all repurchase requests made in any month.
We will notify our shareholders of such developments: (i) in our quarterly reports or (ii) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, under the quarterly share repurchase program, we will have discretion to not repurchase shares, to suspend the program, and to cease repurchases. Further, the program may have many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.
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
Certain provisions of our charter and actions of our Board could deter takeover attempts and have an adverse impact on the value of shares of our common stock.
Our charter, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Our Board is divided into three classes of directors serving staggered three-year terms, which could prevent shareholders from removing a majority of directors in any given election. Our Board may, without shareholder action, authorize the issuance of shares in one or more classes or series, including shares of preferred stock; and our Board may, without shareholder action, amend our charter to increase the number of shares of our common stock, of any class or series, that we will have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of shares of our common stock the opportunity to realize a premium over the value of shares of our common stock.
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
The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•loss of RIC tax treatment or BDC status;
•distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•changes in earnings or variations in operating results;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•departure of our Adviser or certain of its key personnel;
•general economic trends and other external factors; and
•loss of a major funding source.
The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay distributions to shareholders, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limits on the extent to which we may use borrowings, if any, and we may use sources other than cash flows from operation to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).
Subject to our Board’s discretion and applicable legal restrictions, we intend to authorize and declare cash distributions on a monthly or quarterly basis and pay such distributions on a monthly basis. We expect to pay distributions out of assets legally available for distribution. However, we cannot assure you that we will achieve investment results that will allow us to make a consistent targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of the risks described herein. Further, the per share amount of distributions on Class S, Class D and Class I shares may differ because of different allocations of class-specific expenses. For example, distributions on Class S and Class D shares will be lower than on Class I shares because Class S and Class D shares are subject to different ongoing servicing fees.
In addition, the inability to satisfy the asset coverage test applicable to us as a BDC under the 1940 Act can limit our ability to pay distributions. Distributions from sources other than cash flow from operations also could reduce the amount of capital we ultimately invest in debt or equity securities of portfolio companies. We cannot assure you that we will pay distributions to our shareholders in the future.
Distributions on our common stock may exceed our taxable earnings and profits. Therefore, portions of the distributions that we pay may represent a return of capital to you. A return of capital is a return of a portion of your original investment in shares of our common stock. As a result, a return of capital will (i) lower your tax basis in your shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares, and (ii) reduce the amount of funds we have for investment in portfolio companies. We have not established any limit on the extent to which we may use offering proceeds to fund distributions.
We may pay our distributions from offering proceeds in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares, thereby increasing the amount of capital gain (or decreasing the amount of capital loss) realized upon a subsequent sale or redemption of such shares, even if such shares have not increased in value or have, in fact, lost value. Distributions from offering proceeds also could reduce the amount of capital we ultimately have available to invest in portfolio companies.
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
Under the terms of our charter, our Board is authorized to issue shares of preferred stock in one or more series without shareholder approval, which could potentially adversely affect the interests of existing shareholders. In particular, holders of preferred stock are required to have certain voting rights when there are unpaid dividends and priority over other classes of securities as to distribution of assets or payment of dividends.
If we issue preferred stock or convertible debt securities, the net asset value of our common stock may become more volatile.
We cannot assure you that the issuance of preferred stock and/or convertible debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock or convertible debt would likely cause the net asset value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the convertible debt securities, were to approach the net rate of return on our investment portfolio, the benefit of such leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or convertible debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock or debt securities. This decline in net asset value would also tend to cause a greater decline in the market price, if any, for our common stock.
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
Holders of any preferred stock that we may issue will have the right to elect certain members of the Board and have class voting rights on certain matters.
The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open end status and, accordingly, preferred shareholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our tax treatment as a RIC for U.S. federal income tax purposes. Our board of directors has passed a resolution that no preferred stock will be issued that has voting rights that will limit or subordinate voting rights of the holders of our common stock afforded by the Omnibus Guidelines issued by NASAA. However, there can be no assurance that our Board will not issue preferred stock in the future.

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in our offering, which would harm our ability to achieve our investment objectives.
Commencing June 30, 2020, broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. Under Regulation Best Interest, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers and their salespersons. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonable alternatives in the best interests of their clients. Reasonable alternatives to us, such as listed entities, exist and may have lower expenses, less complexity and/or lower investment risk than us. Certain investments in listed entities may involve lower or no commissions at the time of initial purchase. Under Regulation Best Interest, broker-dealers participating in the offering must consider such alternatives in the best interests of their clients. The impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend our offering to certain retail customers. If Regulation Best Interest reduces our ability to raise capital in our offering, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives.

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or our notes, if any, or change in the debt markets, could cause the liquidity or market value of our notes to decline significantly.
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of our notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion.
Risks Related to U.S. Federal Income Tax
We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
Legislative or other actions relating to taxes could have a negative effect on us. The laws pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Biden administration has enacted significant changes to the existing U.S. tax laws, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse tax consequences, such as significantly and negatively affecting our ability to qualify for tax treatment as a RIC or negatively affecting the U.S. federal income tax consequences applicable to us and our investors as a result of such qualification. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.
We will be subject to U.S. federal income tax at corporate rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS — Certain U.S. Federal Income Tax Considerations.”
The Annual Distribution Requirement for a RIC generally will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short term capital gains over realized net long term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short term capital gains or long term capital gains. We also must make distributions to satisfy an additional Excise Tax Avoidance Requirement in order to avoid a 4% excise tax on certain undistributed income. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate level income tax on our taxable income (including gains).
The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain "qualified publicly traded partnerships," or other income derived from the business of investing in stock or securities.
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, at least 50% of the value of our assets must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or (iii) the securities of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to U.S. federal income tax at corporate rates, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to U.S. federal and state corporate income taxes. We may invest in certain foreign debt and equity investments, which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, since we will likely hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK, secondary market purchases of debt securities at a discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as unrealized appreciation for foreign currency forward contracts and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to limit deferral and generally require the current inclusion of income derived by the entity. In certain circumstances, this could require us to recognize income where we do not receive a corresponding payment in cash.
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
We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax.
General Risk Factors
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We and our portfolio companies are subject to regulation by laws at the local, state, and federal levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. For example, on August 16, 2022, the Biden administration enacted the Inflation Reduction Act of 2022, which modifies key aspects of the Code, including by creating an alternative minimum tax on certain large corporations and an excise tax on stock repurchases by certain corporations. We are currently assessing the potential impact of these legislative changes. Any new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
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

Heightened scrutiny of the financial services industry by regulators may materially and adversely affect our business.
The financial services industry has been the subject of heightened scrutiny by regulators around the globe. In particular, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, including by forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and employees. In recent periods there have been a number of enforcement actions within the industry, and it is expected that the SEC will continue to pursue enforcement actions against asset managers.
While the SEC’s recent lists of examination priorities include such items as cybersecurity compliance and controls and conducting risk-based examinations of investment advisory firms, it is generally expected that the SEC’s oversight of alternative asset managers will continue to focus substantially on concerns related to fiduciary duty transparency and investor disclosure practices. Although the SEC has cited improvements in disclosures and industry practices in this area, it has also indicated that there is room for improvement in particular areas, including fees and expenses (and the allocation of such fees and expenses) and co-investment practices. To this end, many investment advisory firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, outside business activities of firm principals and employees, group purchasing arrangements and general conflicts of interest disclosures. While we believe we have made appropriate and timely disclosures regarding the foregoing, the SEC staff may disagree.
Further, the SEC has highlighted BDC board oversight and valuation practices as one of its areas of focus in investment adviser examinations and has instituted enforcement actions against advisers for misleading investors about valuation.
If the SEC were to investigate our Adviser and find errors in its methodologies or procedures, our Adviser could be subject to penalties and fines, which could in turn harm our reputation and our business, financial condition and results of operations could be materially and adversely affected. Similarly, from time to time we or our Adviser could become the subject of litigation or other similar claims. Any investigations, litigation or similar claims could continue without resolution for long periods of time and could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake. Investigations, litigations and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in an investigation, litigation or other similar claims becomes probable and reasonably estimable. In addition, we could incur expenses associated with defending ourselves against investigations, litigation and other similar claims, and these expenses could be material to our earnings in future periods.
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
On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.
Our Bylaws include an exclusive forum selection provision, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other agents.
Our Bylaws require that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City (or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf (ii) any action asserting a claim of breach of any standard of conduct or legal duty owed by any of our directors, officers or other agents to us or to our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the MGCL or the Charter or the Bylaws (as either may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum selection provision in our Bylaws will not apply to claims arising under the federal securities laws, including the Securities Act and the Exchange Act. There is uncertainty as to whether a court would enforce such a provision, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, this provision may increase costs for shareholders in bringing a claim against us or our directors, officers or other agents. Any investor purchasing or otherwise acquiring our shares is deemed to have notice of and consented to the foregoing provision. The exclusive forum selection provision in our Bylaws may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other agents, which may discourage lawsuits against us and such persons. It is also possible that, notwithstanding such exclusive forum selection provision, a court could rule that such provision is inapplicable or unenforceable. If this occurred, we may incur additional costs associated with resolving such action in another forum, which could materially adversely affect our business, financial condition and results of operations.

We expend significant financial and other resources to comply with the requirements of being a public entity.
As a public entity, we are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. There could be:
•sudden electrical or telecommunications outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;
•disease pandemics, including the COVID-19 pandemic;
•events arising from local or larger scale political or social matters, including terrorist acts;
•outages due to idiosyncratic issues at specific service providers; and
•cyber-attacks.
These events, in turn, could have a material adverse effect on our operating results and negatively affect the net asset value of our common stock and our ability to pay distributions to our shareholders.
We are subject to risks in using custodians, counterparties, administrators and other agents.
We depend on the services of custodians, counterparties, administrators and other agents to carry out certain transactions and other administrative services, including compliance with regulatory requirements in U.S. and non-U.S. jurisdictions. We are subject to risks of errors and mistakes made by these third parties, which may be attributed to us and subject us or our shareholders to reputational damage, penalties or losses. We depend on third parties to provide primary and back up communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. The terms of the contracts with third-party service providers are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight. Accordingly, we may be unsuccessful in seeking reimbursement or indemnification from these third-party service providers. In addition, we rely on a select number of third-party services providers and replacement of any one of our service providers could be difficult and result in disruption and expense.
Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing the ability to conduct business effectively.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. The occurrence of a disaster, such as a cyber-attack against us, any of our portfolio companies, or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.
We, and our portfolio companies, depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.
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
Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work resulting from the COVID-19 pandemic could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above, are heightened under the current conditions.
We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident
In addition, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or our Adviser or certain of its affiliates, fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.
Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.
We operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the California Consumer Privacy Act that went into effect on January 1, 2020, and the New York SHIELD Act, which went into effect on March 1, 2020. In addition, the SEC announced that one of the 2019 examination priorities for the Office of Compliance Inspections and Examinations was to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls. Further, the European General Data Protection Regulation (the “GDPR”) came into effect in May 2018. Data protection requirements under the GDPR are more stringent than those imposed under prior European legislation. There are substantial financial penalties for breach of the GDPR, including up to the higher of 20 million Euros or 4% of group annual worldwide turnover. Non-compliance with any of the aforementioned laws or other similar laws, therefore, represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our product investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our product investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our product investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our product investors and clients to lose confidence in the effectiveness of our security measures.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located at 399 Park Avenue, 37th Floor, New York, New York 10022 and are provided by the Adviser in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
Item 3. Legal Proceedings
Neither we nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Share Issuances
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
On October 6, 2021, we received a subscription agreement totaling $50 million for the purchase of shares of our Class I common stock from Feeder FIC ORTIC and Blue Owl Holdings, entities affiliated with the Adviser. Pursuant to the terms of that subscription agreement, Feeder FIC ORTIC and Blue Owl Holdings agreed to pay for such Class I shares upon demand by one of our executive officers. Such purchase or purchases of our Class I shares were included for purposes of determining when we satisfied the minimum offering requirement.
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
The following table summarizes transactions with respect to shares of our common stock for the year ended December 31, 2022 and December 31, 2021:

	For the Year Ended December 31, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	10,701,296	$107,249	106,732	$1,065	8,221,693	$81,980	19,029,721	$190,295
Shares/gross proceeds from the private placements	—	—	—	—	81,114,960	809,660	81,114,960	809,660
Reinvestment of distributions	79,019	789	287	3	1,343,126	13,386	1,422,432	14,178
Repurchased shares	—	—	—	—	(2,876,529)	(28,762)	(2,876,529)	(28,762)
Total shares/gross proceeds	10,780,315	$108,038	107,019	$1,068	87,803,250	$876,264	98,690,584	$985,370
Sales load	—	(581)	—	—	—	—	—	(581)
Total shares/net proceeds	10,780,315	$107,457	107,019	1,068	87,803,250	$876,264	98,690,584	$984,789

	From Inception (June 22, 2021) to December 31, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	—	$—	15,100	$151	15,100	$151
Shares/gross proceeds from the private placements	—	—	—	—	—	—	—	—
Reinvestment of distributions	—	—	—	—	—	—	—	—
Repurchased shares	—	—	—	—	—	—	—	—
Total shares/gross proceeds	—	$—	—	$—	15,100	$151	15,100	$151
Sales load	—	—	—	—	—	—	—	—
Total shares/net proceeds	—	$—	—	$—	15,100	$151	15,100	$151

The following table details the selling commissions, Dealer Manager fees, shareholder servicing fees, for each applicable share class as of December 31, 2022:

	Class S Shares	Class D Shares	Class I Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 1.5%	—
Stockholder servicing fee (% of NAV)	0.85%	0.25%	—
Neither the Company nor the Dealer Manager will charge an upfront selling commission on the Company's sales of Class S shares, however, if Class S shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charge to 3.5% of the net offering price per share for each Class S share. The Company's Class S shares are subject to annual ongoing services fees of 0.85% of the current net asset value of such shares, as determined in accordance with FINRA rules.
Neither the Company nor the Dealer Manager will charge an upfront selling commission on the Company's sales of Class D shares, however, if Class D shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charge to 1.5% of the net offering price per share of each Class D share. The Company`s Class D shares are subject to annual ongoing services fees of 0.25% of the current net asset value of such shares, as determined in accordance with FINRA rules.
The Company`s Class I shares are not subject to upfront selling commissions or annual ongoing service fees.
In accordance with our share pricing policy, we will modify our public offering prices to the extent necessary to comply with the requirements of the 1940 Act, including the requirement that we will not sell shares at a net offering price below the net asset value per share unless we obtain the requisite approval from our shareholders.
Distribution Policy
To qualify for tax treatment as a RIC, we must distribute (or be treated as distributing) in each taxable year dividends of an amount equal to at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on our investment company taxable income and net capital gains that we distribute to shareholders. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:
•98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•100% of any income or gains recognized, but not distributed, in preceding years.
We have incurred, and can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “Item 1A. RISK FACTORS – Risks Related to U.S. Federal Income Tax – We will be subject to U.S.

federal income tax at corporate rates if we are unable to qualify and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.”
Distributions
Subject to our Board's discretion, we intend to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.
The following table presents cash distributions per share that were declared for the year ended December 31, 2022:

Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)(4)
($ in thousands, except per share amounts)				Class S	Class D	Class I
May 3, 2022	May 31, 2022	June 23, 2022	$0.04583	$—	$—	$2,449
June 24, 2022	June 30, 2022	July 26, 2022	0.05810	4	—	3,435
July 25, 2022	July 31, 2022	August 24, 2022	0.06131	70	—	4,044
August 23, 2022	August 31, 2022	September 26, 2022	0.06458	169	—	4,511
September 26, 2022	September 30, 2022	October 26, 2022	0.07112	336	—	5,424
October 21, 2022	October 31, 2022	November 26, 2022	0.07112	461	2	5,881
November 22, 2022	November 30, 2022	December 23, 2022	0.07478	620	4	6,462
December 21, 2022	December 30, 2022	January 26, 2023	0.07478	728	8	6,567
		Total	$0.52162	$2,388	$14	$38,773
(1) On November 22, 2022, the Board declared a special distribution of $0.07500 per share, payable on or before February 28, 2023 to shareholders of record as of January 31, 2023.
(2) Distributions per share are gross of shareholder servicing fees.
(3) Distribution amounts are net of shareholder servicing fees.
(4) The Company commenced operations on May 2, 2022.

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
Holders
As of March 8, 2023, there were 935, 86, and 195 holders of record of our Class S, Class D, and Class I common stock, respectively.
Share Repurchases
The Board has complete discretion to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of our Board, we may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares.
We have commenced a share repurchase program pursuant to which we intend to conduct quarterly repurchase offers to allow its shareholders to tender their shares at a price equal to the net offering price per share for the applicable class of shares on each date of repurchase. All shares purchased by us pursuant to the terms of each offer to repurchase will be retired and thereafter will be authorized and unissued shares. We intend to limit the number of shares to be repurchased in each quarter to no more than 5.00% of its outstanding shares of common stock.
Any periodic repurchase offers are subject in part to our available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While we intend to continue to conduct periodic repurchase offers as described above, we are not required to do so and may suspend or terminate the share repurchase program at any time.
The following table reflects the share repurchase activity of the Company as of December 31, 2022:

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
August 25, 2022	I	September 30, 2022	$6,703	$9.93	675,034
November 28, 2022	I	December 30, 2022	$22,059	$10.02	2,201,495

Senior Securities
Information about our senior securities is shown in the following table as of the end of the fiscal year ended December 31, 2022.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
SPV Asset Facility I
December 31, 2022	$614.0	$1,959	—	N/A
Revolving Credit Facility
December 31, 2022	$415.2	$1,959	—	N/A

(1)Total amount of each class of senior securities outstanding at the end of the period presented.
(2)Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “—" in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Not applicable as the senior securities are not registered for public trading.

Item 6. Reserved
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

Overview
Owl Rock Technology Income Corp. (the “Company”, “we”, “us”, or “our”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. Formed as a Maryland corporation on June 22, 2021, we were advised by Owl Rock Technology Advisers LLC from October 1, 2021 to November 30, 2021. As of November 30, 2021, we are advised by Owl Rock Technology Advisers II LLC (the “Adviser” or "ORTA II") which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Adviser is registered as an investment adviser with the Securities and Exchange Commission (“SEC”). We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. On December 9, 2021, we formed a wholly-owned subsidiary, OR Tech Lending IC LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Tech Lending IC LLC makes loans to borrowers headquarter in California.. From time to time we may form wholly-owned subsidiaries to facilitate the normal course of business.
We are managed by our Adviser. Our Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Our Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our Board, our Adviser manages the day-to-day operations of, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain organizational activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of management professionals.
We rely on an exemptive order issued to an affiliate of the Adviser that permits us to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. We are offering on a best efforts, continuous basis up to $5,000,000,000 in any combination of amount of shares of Class S, Class D, and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). No upfront selling commission, dealer manager fees, or other similar placement fees will be paid to us or the Dealer Manager with respect to the Class S and Class D shares, however, if such Class S shares or Class D shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charges to 3.50% of the net offering price per share for each Class S share and 1.50% of the net offering price per share for each Class D share. Class I shares are not subject to upfront selling commissions. Class S, Class D and Class I shares will be offered at initial purchase prices per share of $10.00. Thereafter, the purchase price per share for each class of common stock will vary and will not be sold at a price below our net asset value per share of such class, as determined in accordance with our share pricing policy, plus applicable upfront selling commissions.
On September 30, 2021, an affiliate of the Adviser ("the Initial Shareholder") purchased 100 shares of our Class I common stock at $10.00 per share, which represents the initial public offering price of such shares. The Initial Shareholder will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue its role. On October 6, 2021, we received a subscription agreement, totaling $50.0 million for the purchase of Class I common shares of our common stock from Owl Rock Feeder FIC ORTIC LLC (“Feeder FIC ORTIC”) and Blue Owl Capital Holdings LP, ("Blue Owl Holdings"), entities affiliated with the Adviser. We had called all of the $50.0 million under the subscription agreement as of December 31, 2022.
Since meeting the minimum offering requirement and commencing our continuous public offering through December 31, 2022,we have issued 10,701,296 shares of Class S common stock, 106,732 shares of Class D common stock, and 8,236,793 shares of Class I common stock, for gross proceeds of $107.2 million, $1.1 million, and $82.1 million, respectively, including $1,000 of seed capital contributed by its Initial Shareholder. We have issued 81,114,960 shares of our Class I common stock to feeder vehicles primarily created to hold our Class I shares in a Private Offering and raised gross proceeds of approximately $809.7 million.
Our Adviser also serves as investment adviser to Owl Rock Technology Finance Corporation II.
Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. As of December 31, 2022 , the Adviser and its affiliates had $68.6 billion of assets under management across the Owl Rock division of Blue Owl. Owl Rock is comprised of the Adviser, Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Diversified Advisors LLC (“ORDA”), Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“ORPFA” and together with the Adviser, ORCA, ORDA and ORTA, the “Owl Rock Advisers”), which are also investment advisers.
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
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the "Order"), that has been granted by the SEC to ORCA and certain of its affiliates, to permit us to co-invest with other funds managed by the

Adviser or certain of its affiliates, including the other Owl Rock BDCs, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Owl Rock Advisers' investment allocations policy seeks to ensure equitable allocation of investment opportunities over time between us and/or other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and investment portfolios of the other funds managed by the Adviser or its affiliates that could avail themselves of the Order and have an investment objective similar to ours.
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
Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, technology-related companies based primarily in the United States. Our investment objective is to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity-related investments. Since our Adviser and its affiliates began investment activities in April 2016 through December 31, 2022, our Adviser and its affiliates have originated $72.8 billion of aggregate principal amount of investments, of which $69.2 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity related opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle-market companies. In addition, our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
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
We target portfolio companies where we can structure larger transactions. As of December 31, 2022, our average investment size in each of our portfolio companies was approximately $31.7 million based on fair value. As of December 31, 2022, investments we classify as traditional financing, excluding certain investments that fall outside of our typical borrower profile, represented 84.5% of our total portfolio based on fair value and these portfolio companies had a weighted average annual revenue of $961.9 million, a weighted average annual EBITDA of $249.1 million and a weighted average enterprise value of $5.7 billion. As of December 31, 2022, investments we classify as growth capital represented 10.6% of our total portfolio based on fair value and these portfolio companies had a weighted average annual revenue of $2.2 billion and weighted average enterprise value of $15.0 billion.
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
A majority of our new investments are indexed to the Secured Overnight Financing Rate (“SOFR”); however we have material contracts that are indexed to USD London Interbank Offered Rate (“LIBOR”) and are monitoring this activity, evaluating the related risks and our exposure, and adding alternative language to contracts, where necessary. Certain contracts have an orderly market transition already in process. However, it is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.

Key Components of Our Results of Operations

Investments
We focus primarily on originating and making debt and equity investments in technology-related companies based primarily in the United States.
Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.
In addition, as part of our risk strategy on investments, we may reduce the levels of certain investments through partial sales or syndication to additional lenders.
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2022, 100.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

Our investment portfolio may consist of floating rate loans. Macro trends in base interest rates like LIBOR and SOFR, and any other alternative reference rates may affect our net investment income over the long term. However, because we generally intend to originate loans to a small number of portfolio companies each quarter, and those investments may vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, may often be idiosyncratic, and may reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.
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
Expense Support and Conditional Reimbursement Agreement
On November 30, 2021, we entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, the purpose of which was to ensure that no portion of our distributions to shareholders represented a return of capital for tax purposes. The Expense Support Agreement became effective as of the date that we met the minimum offering requirement.
On a quarterly basis, the Adviser reimbursed us for “Operating Expenses” (as defined below) in an amount equal to the excess of our cumulative distributions paid to our shareholders in each quarter over “Available Operating Funds” (as defined below) received by us on account of our investment portfolio during such quarter. Any payments that the Adviser was required to make pursuant to the preceding sentence are referred to herein as an “Expense Payment”.
Under the Expense Support Agreement, “Operating Expenses” was defined as all of our operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. “Available Operating Funds” was defined as the sum of (i) our estimated investment company taxable income (including realized net short-term capital gains reduced by realized net long-term capital losses), (ii) our realized net capital gains (including the excess of realized net long-term capital gains over realized net short-term capital losses) and (iii) dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies, if any (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
The Adviser’s obligation to make Expense Payments automatically became a liability of the Adviser and the right to such Expense Payment was an asset of ours on the last business day of the applicable quarter. The Expense Payment for any quarter was paid by the Adviser to us in any combination of cash or other immediately available funds, and/or offset against amounts due from us to the Adviser no later than the earlier of (i) the date on which we close our books for such quarter, or (ii) forty-five days after the end of such quarter.
Following any quarter in which Available Operating Funds exceed the cumulative distributions paid by us in respect of such quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we are required to pay such Excess Operating Funds, or a portion thereof, in accordance with the stipulations below, as applicable, to the Adviser, until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such quarter have been reimbursed. Any payments required to be made by us are referred to as a “Reimbursement Payment”.
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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate us. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser.
On March 7, 2023, our Adviser terminated the Expense Support Agreement. However, our obligation to make Reimbursement Payments, subject to the conditions above, survives the termination of the Expense Support Agreement.
Expense Deferral Agreement
On March 23, 2022, we entered into the expense deferral agreement (the “Expense Deferral Agreement”) with the Adviser, under which the Adviser has agreed to incur and pay all of our expenses, other than amounts used to pay interest expense and shareholder servicing and/or distribution fees, until we receive and accepts, in cash, $1.75 billion in aggregate subscriptions from the sale of its shares in the offering (the “First Subscription Condition”).
If we meet the First Subscription Condition, we will be required to repay one-third of the aggregate amount of expenses incurred by the Adviser under the terms of the Expense Deferral Agreement following the calendar month in which we satisfy the First Subscription Condition. If we receive and accepts, in cash, $2.25 billion in aggregate subscriptions from the sale of our shares in the offering (the “Second Subscription Condition”),we will be required to repay an additional one-third of the aggregate amount of expenses incurred by the Adviser under the terms of the Expense Deferral Agreement following the calendar month in which we satisfy the Second Subscription Condition. If we receive and accept, in cash, $2.75 billion in aggregate subscriptions from the sale of our shares in the offering (the “Third Subscription Condition”),we will be required to repay an additional one-third of the aggregate amount of expenses incurred by the Adviser under the terms of the Expense Deferral Agreement following the calendar month in which we satisfy the Third Subscription Condition. However, we will not be required to repay expenses to the Adviser under the Expense Deferral Agreement to the extent that such expenses (1) have previously been classified as Expense Payments or Reimbursement Payments under the Expense Support Agreement, or (2) are Organization and Offering Expenses in excess of 1.50% of gross offering proceeds from the sale of the Company’s securities.
The Expense Deferral Agreement may be terminated at any time, without the payment of any penalty, by us or the Adviser, with or without notice, and will automatically terminate (i) in the event of the termination of the Investment Advisory Agreement, or (ii) if the Board makes a determination to dissolve or liquidate us. If the agreement is terminated, we will remain obligated to repay the Adviser for expenses we received if we satisfy a subscription condition.
Fee Waivers
On October 1, 2021, ORTA agreed to waive 100% of the base management fee for the quarter ended December 31, 2021. On November 30, 2021, the Adviser agreed to waive 100% of the base management fee for the quarter ended December 31, 2021. On March 23, 2022, the Adviser agreed to waive 100% of the base management fee through October 31, 2022. Any portion of the base management fee waived will not be subject to recoupment. For the year ended December 31, 2022, management fees were $4.9 million, of which $3.0 million was waived during the period. For the period June 22, 2021 (inception) to December 31, 2021, we did not incur management fees.
On June 22, 2022, the Adviser agreed to waive 100% of the performance based incentive fee and capital gains based incentive fee through October 31, 2022. Any portion of the incentive fees waived will not be subject to recoupment. For the year ended December 31, 2022, performance-based incentive fees were $7.7 million, of which $5.1 million was waived during the period. For the period June 22, 2021 (inception) to December 31, 2021, we did not incur performance-based incentive fees.
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
Potential Market Trends
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
High Yield Market – Many technology companies generally are not issuing debt in an amount large enough to be an attractively sized bond. High yield bonds are generally purchased by institutional investors who, among other things, are highly focused on the liquidity characteristics of the bond being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds. However, mutual funds and ETFs generally require the ability to liquidate their investments quickly in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Because there is typically little or no active secondary market for the debt of U.S middle-market companies, mutual funds and ETFs generally do not provide debt capital to U.S. middle-market companies. We believe this is likely to be a persistent problem and creates an advantage for those like us who have a more stable capital base and have the ability to invest in illiquid assets.
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
Robust Demand for Debt Capital. According to 451 Research’s M&A KnowledgeBase, there was approximately $2.7 trillion of mergers and acquisitions activity in the technology and software industries from 2015 through 2022. We believe technology companies will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.5 trillion as of December 2022, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
Technology Spend is Large and Increasing. According to Gartner, a research and advisory company, global technology spend was $4.4 trillion in 2022 and is expected to grow to more than $4.5 trillion in 2023. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies.
Attractive Investment Dynamics. An imbalance between the supply of, and demand for, capital creates attractive pricing dynamics. With respect to the debt investments in technology companies, we believe the directly negotiated nature of such financings generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender protective change of control provisions. Further, we believe that historical default rates for technology and software companies have been lower, and recovery rates have been higher, as compared to the broader leveraged finance market, leading to lower cumulative losses. With respect to equity and equity-linked investments, we will seek to structure these investments with meaningful shareholder protections, including, but not limited to, anti-dilution, anti-layering, and liquidation preferences, which we believe will create the potential for meaningful risk-adjusted long-term capital gains in connection with the future liquidity events of these technology companies. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities and may be able to achieve improved economic spreads and documentation terms.

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
Attractive Opportunities in Investments in Technology Companies. We invest in the debt and equity of technology companies. We believe that opportunities in the debt of technology companies are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issued with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are generally secured by the issuer’s assets, which may provide protection in the event of a default.
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
On March 21, 2022, the Board approved multiple purchase agreements with Macquarie US Trading LLC (“Macquarie”) and certain of its affiliates (each, a “Financing Provider” and collectively, the “Financing Providers”). Under the purchase agreements, the Company had forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Providers, each of whom was obligated to settle the sale of such investments subject to the following conditions: (a) the Company received a minimum of $450.0 million of subscriptions; and (b) the Board approved the purchase of the specific Warehouse Investments. As of May 10, 2022, conditions under the purchase agreement were met and we became obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of December 31, 2022, the Company settled its required obligations under the purchase agreements.
As of December 31, 2022, based on fair value, our portfolio consisted of 78.0% first lien senior debt investments (of which 47.3% we consider to be unitranche debt investments (including "last out" portions of such loans)), 11.4% second lien senior secured debt investments, 9.1%, preferred equity investments, and 1.5% common equity investments.
As of December 31, 2022, our weighted average total yield of the portfolio at fair value and amortized cost was 11.0% and 10.9%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 11.2% and 11.1%, respectively. As of December 31, 2022, the weighted average spread of total debt investments was 6.2%.
As of December 31, 2022, we had investments in 63 portfolio companies with an aggregate fair value of $2.0 billion. As of December 31, 2022, we had net leverage of 1.01x debt-to-equity. As of December 31, 2021, we did not hold any investments.
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
Many of the companies in which we invest have experienced relief from earlier supply chain disruptions resulting from the pandemic, the war between Russia and Ukraine and elements of geopolitical, economic and financial market instability. In addition, we have seen a moderation in input costs which has helped to offset the impact of rising rates and support growth. However, in the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
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
Our investment activity for the year ended December 31, 2022, is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	For the Year Ended December 31, 2022(1)
New investment commitments
Gross originations	$2,271
Less: Sell downs	(28)
Total new investment commitments	$2,243
Principal amount of investments funded:
First-lien senior secured debt investments	$1,507
Second-lien senior secured debt investments	238
Preferred equity investments	183
Common equity investments	31
Total principal amount of investments funded	$1,959

Number of new investment commitments in new portfolio companies(2)	63
Average new investment commitment amount	$35,600
Weighted average term for new debt investment commitments (in years)	6.4
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	—%
Weighted average interest rate of new debt investment commitments(3)	10.8%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	6.2%
(1)The Company commenced operations on May 2, 2022.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.59% as of December 31, 2022.

As of December 31, 2022, our investments at fair value and amortized cost consisted of the following:

	December 31, 2022
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,559,332	$1,558,578
Second-lien senior secured debt investments	235,671	226,686
Preferred equity investments(1)	185,520	181,670
Common equity investments	29,967	29,935
Total Investments	$2,010,490	$1,996,869
(1) Includes equity investment in LSI Financing I DAC. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding LSI Financing I DAC.
We use GICs for classifying the industry groupings of our portfolio companies. The industry composition of investments based on fair value as of December 31, 2022 was as follows:

December 31, 2022
Aerospace & Defense	2.2%
Application Software	18.2%
Beverages	2.5%
Buildings & Real Estate	1.0%
Commercial Services & Supplies	5.1%
Construction & Engineering	0.5%
Containers & Packaging	1.1%
Diversified Consumer Services	1.5%
Diversified Financial Services	2.5%
Electrical Equipment	5.0%
Food & Staples Retailing	7.5%
Health Care Equipment & Supplies	0.2%
Health Care Providers & Services	3.1%
Health Care Technology	10.9%
Insurance	3.8%
IT Services	6.9%
Life Sciences Tools & Services	0.3%
Pharmaceuticals(1)	0.6%
Professional Services	0.4%
Real Estate Management & Development	1.2%
Road & Rail	0.2%
Specialty Retail	2.0%
Systems Software	23.3%
Total	100.0%
(1) Includes equity investment in LSI Financing I DAC. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding LSI Financing I DAC.
We classify the industries of our portfolio companies be end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.

The table below describes investments by geographic composition based on fair value as of December 31, 2022:

December 31, 2022
United States:
Midwest	12.0%
Northeast	25.9%
South	35.2%
West	21.7%
International	5.2%
Total	100.0%
The weighted average yields and interest rates of our investments at fair value as of December 31, 2022, were as follows:

December 31, 2022
Weighted average total yield of portfolio	11.0%
Weighted average total yield of debt and income producing securities	11.2%
Weighted average interest rate of debt securities	6.2%
Weighted average spread over base rate of all floating rate investments	6.2%
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
The Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and who, on at least a quarterly basis, assess each portfolio company’s operational and liquidity exposure and outlook to understand and mitigate risks; and, on at least a monthly basis, evaluates existing and newly identified situations where operating results are deviating from expectations. As part of its monitoring process, the Adviser focuses on projected liquidity needs and where warranted, re-underwriting credits and evaluating downside and liquidation scenarios.
For investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Investment Committee.
The following table shows the composition of our portfolio on the 1 to 5 rating scale as of December 31, 2022:

	December 31, 2022
Investment Rating	Fair Value	Percentage
($ in thousands)
1	$27,333	1.4%
2	1,949,995	97.6%
3	19,541	1.0%
4	—	—%
5	—	—%
Total	$1,996,869	100.0%
The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2022:

($ in thousands)	Amortized Cost	Percentage
Performing	$1,795,003	100.0%
Non-accrual	—	—%
Total	$1,795,003	100.0%
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

Results of Operations

The following table represents the operating results for the year ended December 31, 2022:

($ in thousands)	For the Year Ended December 31, 2022(1)
Total Investment Income	$96,557
Less: Net operating expenses	(37,427)
Net Investment Income (Loss) Before Taxes	59,130
Less: Excise taxes	(287)
Net Investment Income (Loss) After Taxes	$58,843
Net change in unrealized gain (loss)	(13,154)
Net realized gain (loss)	43
Net Increase (Decrease) in Net Assets Resulting from Operations	$45,732
(1) The Company commenced operations on May 2, 2022.
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

Investment Income
Investment income for the year ended December 31, 2022 was as follows:

($ in thousands)	For the Year Ended December 31, 2022(1)
Interest income	$77,592
Payment-in-kind interest income	5,913
Payment-in-kind dividend income	9,465
Other income	3,587
Total Investment Income	$96,557
(1) The Company commenced operations on May 2, 2022.
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

Expenses
Expenses for the year ended December 31, 2022 were as follows:

($ in thousands)	For the Year Ended December 31, 2022(1)
Interest expense	$32,731
Management fees	4,897
Performance based incentive fees	7,714
Shareholder servicing fees	262
Total Operating Expenses	45,604
Management fees waived	(3,044)
Incentive fees waived	(5,133)
Expense Support	(174)
Recoupment of expense support	174
Net Operating Expenses	$37,427
(1) The Company commenced operations on May 2, 2022.
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

Selected Financial Data

The following table below sets forth our consolidated financial data as of and for the year ended December 31, 2022. The selected consolidated financial data has been derived from our audited consolidated financial statements, which is included elsewhere in this form 10-K.

For the Year Ended December 31, 2022(1)
($ in thousands, except per share amounts)
Consolidated Statement of Operations Data
Income
Total investment income	$96,557
Expenses
Total operating expenses	45,604
Management and incentive fees waived	(8,177)
Expense support	(174)
Recoupment of expense support	174
Net operating expenses	37,427
Net investment income (loss) before income taxes	59,130
Excise tax expenses (benefit)	287
Net investment income (loss) after income taxes	58,843
Total net realized and unrealized gain (loss)	(13,111)
Net increase (decrease) in net assets resulting from operations	$45,732

Net increase (decrease) in net assets resulting from operations- Class S common stock	$3,001
Net increase (decrease) in net assets resulting from operations- Class D common stock	$19
Net increase (decrease) in net assets resulting from operations- Class I common stock	$42,712
Earnings per share - basic and diluted of Class S common stock(2)	$0.57
Earnings per share - basic and diluted of Class D common stock(3)	$0.29
Earnings per share - basic and diluted of Class I common stock	$0.59
(1)The Company commenced operations on May 2, 2022.
(2)Class S were first issued on June 1, 2022.
(3)Class D were first issued October 3, 2022.

	December 31, 2022	December 31, 2021
($ in thousands, except per share amounts)
Consolidated Balance Sheet Data
Investments at fair value	$1,996,869	$—
Cash	$28,061	$86
Total assets	$2,043,570	$151
Total debt (net of unamortized debt issuance costs)	$1,017,914	$—
Total liabilities	$1,054,073	$—
Total net assets	$989,497	$151
Net asset value per Class S share(1)	$10.02	$—
Net asset value per Class D share(1)	$10.02	$—
Net asset value per Class I share	$10.02	$10.00
Other Data:
Number of portfolio companies at year end	63	N/A
Distributions declared per share	$0.52161	N/A
Total return based on net asset value	5.5%	N/A
Weighted average total yield of portfolio at fair value	11.0%	N/A
Weighted average total yield of portfolio at amortized cost	10.9%	N/A
Weighted average yield of debt and income producing securities at fair value	11.2%	N/A
Weighted average yield of debt and income producing securities at amortized cost	11.1%	N/A
Fair value of debt investments as a percentage of principal	97.5%	N/A
(1)There were no Class S or Class D common shares outstanding as of December 31, 2021.

Selected Quarterly Financial Data (Unaudited)

($ in thousands, except per share amounts)	For the Three Months Ended June 30, 2022(1)	For the Three Months Ended September 30, 2022	For the Three Months Ended December 31, 2022
Investment income	$10,176	$35,696	$50,685
Net operating expenses	3,180	11,869	22,378
Net investment income (loss)	6,996	23,827	28,307
Excise tax expense (benefit)	—	225	62
Net realized and unrealized gains (losses)	(12,129)	(2,600)	1,618
Net increase (decrease) in net assets resulting from operations	$(5,133)	$21,002	$29,863

Net asset value per Class S share as of the end of the quarter(2)	$9.81	$9.93	$10.02
Net asset value per Class D share as of the end of the quarter(3)	$—	$—	$10.02
Net asset value per Class I share as of the end of the quarter	$9.81	$9.93	$10.02
Earnings (losses) per share - basic and diluted of Class S common stock(2)	$(0.09)	$0.12	$0.29
Earnings (losses) per share - basic and diluted of Class D common stock(3)	$—	$—	$0.29
Earnings (losses) per share - basic and diluted of Class I common stock	$(0.09)	$0.29	$0.32
(1)The Company commenced operations on May 2, 2022.
(2)Class S were first issued on June 1, 2022.
(3)Class D were first issued on October 3, 2022.

Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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
For the year ended December 31, 2022, we recorded $0.3 million for U.S. federal excise tax.
Net Change in Unrealized Gains (Loss) on Investments
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. For the year ended December 31, 2022, net change in unrealized gains (losses) was comprised of the following:

($ in thousands)	For the Year Ended December 31, 2022(1)
Net change in unrealized gain (loss) on investments	$(13,258)
Net change in translation of assets and liabilities in foreign currencies	104
Net change in unrealized gain (loss)	$(13,154)
(1) The Company commenced operations on May 2, 2022.
We were initially capitalized on September 30, 2021, we commenced operations and began investing activities in May 2022. As a result, comparisons may not be meaningful.

The primary driver of our portfolio's unrealized loss was primarily driven by a decrease in the fair value of our debt investments due to current market conditions, including public market volatility, and credit spreads widening. The ten largest contributors to the change in net unrealized gain (loss) on investments for the year ended December 31, 2022 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss) for the Year Ended December 31, 2022(1)
($ in thousands)
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	$1,228
CDK Global, Inc.	725
Anaplan, Inc.	666
Remaining Portfolio Companies	374
Asurion, LLC	(4,730)
Minerva Holdco, Inc.	(3,944)
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	(3,378)
Barracuda Networks, Inc.	(1,281)
Dodge Construction Network	(1,695)
RealPage, Inc.	(741)
Sovos Compliance, LLC	(482)
Total	$(13,258)
(1) The Company commenced operations on May 2, 2022.
Net Realized Gains (Losses) on Investments
The realized gains and losses on sold investment portfolio companies for the year ended December 31, 2022 were comprised of the following:

($ in thousands)	For the Year Ended December 31, 2022(1)
Net realized gain (loss) on investments	$17
Net realized gain (loss) on foreign currency transactions	26
Net realized gain (loss)	$43
(1) The Company commenced operations on May 2, 2022.

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
We may from time to time enter into additional credit facilities or issue debt securities. Additional financings could include additional SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2022, our asset coverage ratio was 195.9%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitment we are required to fund. For the year ended December 31, 2022, our weighted average cost of debt was 6.6%.
Cash as of December 31, 2022, taken together with our available debt capacity of $21.5 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash need will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future. As of December 31, 2022, we had $21.5 million available under our credit facilities.
As of December 31, 2022, we had $28.1 million in cash. During the year ended December 31, 2022, we used $2.0 billion in cash for operating activities, primarily as a result of funding portfolio investments of $2.0 billion. Cash provided by financing activities was $2.0 billion during the period, which was the result of proceeds from gross borrowings on our credit facilities of $1.6 billion, partially offset by repayments on our credit facilities of $0.6 billion, and $1.0 billion of proceeds from issuance of common shares.
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
On October 6, 2021, we received a subscription agreement totaling $50 million for the purchase of shares of our Class I common stock from Feeder FIC ORTIC and Blue Owl Holdings, entities affiliated with the Adviser. Pursuant to the terms of that subscription agreement, Feeder FIC ORTIC and Blue Owl Holdings agreed to pay for such Class I shares upon demand by one of our executive officers. Such purchase or purchases of our Class I shares were included for purposes of determining when we satisfied the minimum offering requirement.
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
The following table summarizes transactions with respect to shares of our common stock for the year ended December 31, 2022 and December 31, 2021:

	For the Year Ended December 31, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	10,701,296	$107,249	106,732	$1,065	8,221,693	$81,980	19,029,721	$190,295
Shares/gross proceeds from the private placements	—	—	—	—	81,114,960	809,660	81,114,960	809,660
Reinvestment of distributions	79,019	789	287	3	1,343,126	13,386	1,422,432	14,178
Repurchased shares	—	—	—	—	(2,876,529)	(28,762)	(2,876,529)	(28,762)
Total shares/gross proceeds	10,780,315	$108,038	107,019	$1,068	87,803,250	$876,264	98,690,584	$985,370
Sales load	—	(581)	—	—	—	—	—	(581)
Total shares/net proceeds	10,780,315	$107,457	107,019	1,068	87,803,250	$876,264	98,690,584	$984,789

	From Inception (June 22, 2021) to December 31, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	—	$—	15,100	$151	15,100	$151
Shares/gross proceeds from the private placements	—	—	—	—	—	—	—	—
Reinvestment of distributions	—	—	—	—	—	—	—	—
Repurchased shares	—	—	—	—	—	—	—	—
Total shares/gross proceeds	—	$—	—	$—	15,100	$151	15,100	$151
Sales load	—	—	—	—	—	—	—	—
Total shares/net proceeds	—	$—	—	$—	15,100	$151	15,100	$151
In accordance with our share pricing policy, we will modify our public offering prices to the extent necessary to comply with the requirements of the 1940 Act, including the requirement that we will not sell shares at a net offering price below the net asset value per share unless we obtain the requisite approval from our shareholders.
The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)
June 1, 2022	$9.96	$—	$9.96
July 1, 2022	$9.81	$—	$9.81
August 1, 2022	$10.00	$—	$10.00
September 1, 2022	$10.03	$—	$10.03
October 1, 2022	$9.93	$—	$9.93
November 1, 2022	$9.97	$—	$9.97
December 1, 2022	$10.01	$—	$10.01
(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)
June 1, 2022	$9.96	$—	$9.96
July 1, 2022	$9.81	$—	$9.81
August 1, 2022	$10.00	$—	$10.00
September 1, 2022	$10.04	$—	$10.04
October 1, 2022	$9.93	$—	$9.93
November 1, 2022	$9.97	$—	$9.97
December 1, 2022	$10.01	$—	$10.01
(1) Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial offering price	$10.00	$—	$10.00
June 1, 2022	$9.96	$—	$9.96
July 1, 2022	$9.81	$—	$9.81
August 1, 2022	$10.00	$—	$10.00
September 1, 2022	$10.04	$—	$10.04
October 1, 2022	$9.93	$—	$9.93
November 1, 2022	$9.97	$—	$9.97
December 1, 2022	$10.01	$—	$10.01
Distributions
Subject to our Board's discretion, we intend to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.
The following table presents cash distributions per share that were declared for the year ended December 31, 2022:

Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)(4)
($ in thousands, except per share amounts)				Class S	Class D	Class I
May 3, 2022	May 31, 2022	June 23, 2022	$0.04583	$—	$—	$2,449
June 24, 2022	June 30, 2022	July 26, 2022	0.05810	4	—	3,435
July 25, 2022	July 31, 2022	August 24, 2022	0.06131	70	—	4,044
August 23, 2022	August 31, 2022	September 26, 2022	0.06458	169	—	4,511
September 26, 2022	September 30, 2022	October 26, 2022	0.07112	336	—	5,424
October 21, 2022	October 31, 2022	November 26, 2022	0.07112	461	2	5,881
November 22, 2022	November 30, 2022	December 23, 2022	0.07478	620	4	6,462
December 21, 2022	December 30, 2022	January 26, 2023	0.07478	728	8	6,567
		Total	$0.52162	$2,388	$14	$38,773
(1) On November 22, 2022, the Board declared a special distribution of $0.07500 per share, payable on or before February 28, 2023 to shareholders of record as of January 31, 2023.
(2) Distributions per share are gross of shareholder servicing fees.
(3) Distribution amounts are net of shareholder servicing fees.
(4) The Company commenced operations on May 2, 2022.

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
The following table reflects the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the period May 2, 2022 (commencement of operations) to December 31, 2022:

	For the Year Ended December 31, 2022(1)
Source of Distribution(3)	Per Share(2)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.75909	$58,843	142.9%
Net realized gain (loss) on investments	0.00017	17	—%
Distributions in excess of (undistributed) net investment income	(0.23764)	(17,685)	(42.9)%
Total	$0.52162	$41,175	100.0%
(1) The Company commenced operations on May 2, 2022.
(2) Distributions per share are gross of shareholder servicing fees.
(3) Data in this table is presented on a consolidated basis. Refer to Note 11 "Financial Highlights" for amounts by share class.

Share Repurchases
The Board has complete discretion to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of our Board, we may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares.
We have commenced a share repurchase program pursuant to which we intend to conduct quarterly repurchase offers to allow its shareholders to tender their shares at a price equal to the net offering price per share for the applicable class of shares on each date of repurchase. All shares purchased by us pursuant to the terms of each offer to repurchase will be retired and thereafter will be authorized and unissued shares. We intend to limit the number of shares to be repurchased in each quarter to no more than 5.00% of its outstanding shares of common stock.
Any periodic repurchase offers are subject in part to our available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While we intend to continue to conduct periodic repurchase offers as described above, we are not required to do so and may suspend or terminate the share repurchase program at any time.
The following table reflects the share repurchase activity of the Company as of December 31, 2022:

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
August 25, 2022	I	September 30, 2022	$6,703	$9.93	675,034
November 28, 2022	I	December 30, 2022	$22,059	$10.02	2,201,495
Debt
Aggregate Borrowings
Our debt obligations consisted of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$1,000,000	$614,000	$2,867	$607,253
Revolving Credit Facility	750,000	415,229	18,647	410,661
Total Debt	$1,750,000	$1,029,229	$21,514	$1,017,914
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of our SPV Asset Facility I and Revolving Credit Facility are presented net unamortized debt issuance costs of $6.7 million and $4.6 million, respectively.

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Promissory Note	$100,000	$—	$100,000	$—
Total Debt	$100,000	$—	$100,000	$—

For the year ended December 31, 2022, the components of interest expense were as follows:

($ in thousands)	For the Year Ended December 31, 2022(1)
Interest Expense(2)	$32,128
Amortization of debt issuance costs	(1,967)
Total Interest Expense	$30,161

Average interest rate(3)(4)	6.6%
Average daily borrowings(3)(4)	676,278
(1) The Company commenced operations on May 2, 2022.
(2) Interest expense excludes approximately $0.6 million of financing fees incurred in connection with the Macquarie warehouse agreements prior to the commencement of operations on May 2, 2022.
(3) Averages reflect the period from May 2, 2022, the date of the agreement, through December 31, 2022.
(4) Averages are calculated based on annualized amounts.

Promissory Note
On October 6, 2021, we as borrower, entered into a Loan Agreement (the “FIC Agreement”) with Owl Rock Feeder FIC LLC (“Feeder FIC”), an affiliate of our investment adviser, as lender, to enter into revolving promissory notes (the “Promissory Note”) to borrow up to an aggregate of $100.0 million from Feeder FIC. Under the FIC Agreement, we could re-borrow any amount repaid; however, there is no funding commitment between Feeder FIC and us.
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
The unpaid principal balance of any Promissory Note and accrued interest thereon is payable by us from time to time at our discretion but immediately due and payable upon 120 days written notice by Feeder FIC, and in any event due and payable in full no later than February 28, 2023. We intend to use the borrowed funds to make investments in portfolio companies consistent with its investment strategies.
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
The maximum principal amount of the Facility is $750 million (increased from $400.0 million to $725.0 million on June 22, 2022 and subsequently increased from $725 million to $750 million on November 14, 2022), subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the Facility may be increased to $1.8 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $200 million limit for swingline loans, with the aggregate principal amount of outstanding swingline loans of any swingline lender being limited to up to $50.0 million, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
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
Following the SPV Asset Facility I Closing Date, from time to time, we expect to sell and contribute certain investments to Tech Income Funding I pursuant to a Sale and Contribution Agreement by and between us and Tech Income Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Tech Income Funding I, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Tech Income Funding I through our ownership of Tech Income Funding I. The maximum principal amount which may be borrowed under the Credit Facility is $1.0 billion; the availability of this amount is subject to a borrowing base test, which is based on the value of Tech Income Funding I’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits and other portfolio tests.
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
105

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of December 31, 2022, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2022
($ in thousands)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	$1,515
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273
Anaplan, Inc.	First lien senior secured revolving loan	6,481
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	16,366
Appfire Technologies, LLC	First lien senior secured revolving loan	1,539
Armstrong Bidco Limited	First lien senior secured delayed draw term loan	3,734
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	870
Avalara, Inc.	First lien senior secured revolving loan	2,273
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	195
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	246
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	375
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	19,934
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	7,600
Grayshift, LLC	First lien senior secured revolving loan	5,806
Hyperion Refinance S.a.r.l (dba Howden Group)	First lien senior secured delayed draw term loan	17,714
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	4,963
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,010
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	1,350
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	652
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	First lien senior secured delayed draw term loan	4,050
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	First lien senior secured revolving loan	4,050
ManTech International Corporation	First lien senior secured delayed draw term loan	10,400
ManTech International Corporation	First lien senior secured revolving loan	5,590
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	5,650
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	847
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	4,412
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	1,891
Rubrik, Inc.	First lien senior secured delayed draw term loan	1,857
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	10,896
Securonix, Inc.	First lien senior secured revolving loan	3,559
106

Portfolio Company	Investment	December 31, 2022
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	7,716
Smarsh Inc.	First lien senior secured delayed draw term loan	3,333
Smarsh Inc.	First lien senior secured revolving loan	1,667
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	118
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071
The NPD Group, L.P.	First lien senior secured revolving loan	7,973
Zendesk, Inc.	First lien senior secured delayed draw term loan	14,633
Zendesk, Inc.	First lien senior secured revolving loan	6,026
Total Unfunded Portfolio Company Commitments		$196,890
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of December 31, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Warehousing Transaction with Cliffwater
On November 23, 2021, we entered into a warehouse agreement with Cliffwater to warehouse $200.0 million of loans. We and Cliffwater agreed to increase the size of the warehouse to $500.0 million to fund additional investments as needed. The warehouse agreement created a forward obligation for Cliffwater to sell and a forward obligation for us to purchase certain investments owned and held by Cliffwater at our request. We had no obligation to purchase the investments under the warehouse agreement before aggregate subscriptions for our shares reached $450.0 million. We utilized the net equity proceeds to purchase $376.1 million of funded principal with an aggregate cost of $371.0 million from Cliffwater, under a warehouse agreement, inclusive of $55.2 million of unfunded commitments. The warehouse agreement terminated upon us purchasing the last investment from Cliffwater in May 2022.
Warehouse Facility with Macquarie
On March 21, 2022, the Board approved that we may enter into multiple purchase agreements with Macquarie US Trading LLC and certain of its affiliates (each, a “Financing Provider” and collectively, the “Financing Providers”). Under the purchase agreements, we had forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Providers, each of whom was obligated to settle the sale of such investments subject to the following conditions: (a) we received a minimum of $450.0 million of subscriptions; and (b) the Board approved the purchase of the specific Warehouse Investments (collectively, the “Warehouse Conditions”). The Warehouse Investments consisted of newly originated, privately negotiated senior secured term loans to middle-market companies consistent with our investment strategy.
Prior to such time as we satisfied the Warehouse Conditions, our obligations under the purchase agreements were guaranteed by an affiliate of our Adviser. On May 10, 2022, conditions under the purchase agreement with Macquarie were met and we were obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment.
As of June 8, 2022, we settled the 4 warehouse investments that the Financing Providers purchased having an aggregate aggregate cost of $127.0 million. As of December 31, 2022, there were no purchase agreements outstanding with the Financing Providers.
Organizational and Offering Costs
The Adviser and its affiliates have incurred organization and offering costs on behalf of the Company in the amount of $2.3 million for the year ended December 31, 2022, and $1.8 million for the period from June 22, 2021 (Inception) to December 31, 2021, of which, no organization and offering costs have been charged to the Company as of December 31, 2022 and December 31, 2021. Under the Investment Advisory Agreement, there will be no liability on the Company`s part for the offering or organization costs funded by the Adviser or its affiliates until the Company has satisfied the minimum offering requirement. At such time, the Adviser will be entitled to receive up to 1.5% of gross offering proceeds raised in the Company`s continuous public offering until all organization and offering costs funded by the Adviser or its affiliates have been recovered.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2022, management was not aware of any pending or threatened litigation.
107

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
The Expense Deferral Agreement may be terminated at any time, without the payment of any penalty, by the Company or the Adviser, with or without notice, and will automatically terminate (i) in the event of the termination of the Investment Advisory Agreement, or (ii) if the Board makes a determination to dissolve or liquidate the Company. If the agreement is terminated, the Company will remain obligated to repay the Adviser for expenses the Company received if the Company satisfies a subscription condition.
The total expenses incurred by the Adviser on behalf of the Company for the period from June 22, 2021 (Inception) to December 31, 2021 and for the year ended December 31, 2022, were $2.1 million and $6.7 million, respectively.

Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of December 31, 2022 is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility I	$607,253	$—	$—	$607,253	$—
Revolving Credit Facility	410,661	—	—	410,661	—
Total Contractual Obligations	$1,017,914	$—	$—	$1,017,914	$—

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
108

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
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as our valuation designee to perform fair value determinations relating to the value of assets we held for which market quotations are not readily available.
Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by our Adviser, as the valuation designee, based on, among other things, the input of independent third-party valuation firm(s) engaged at the direction of our Adviser.
As part of the valuation process, the Adviser, as the valuation designee, takes into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser considers whether the pricing indicated by the external event corroborates its valuation.
Our Adviser, as the valuation designee, undertakes a multi-step valuation process, which includes, among other procedures, the following:
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
•Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee;
•Our Adviser, as the valuation designee, reviews the recommended valuations and determines the fair value of each investment;
•Each quarter, our Adviser, as the valuation designee, provides the Audit Committee a summary or description of material fair value matters that occurred in the prior quarter and on an annual basis, our Adviser, as the valuation designee, will provide the Audit Committee with a written assessment of the adequacy and effectiveness of its fair value process; and
•The Audit Committee oversee the valuation designee and will report to the Board on any valuation matters requiring the Board’s attention.

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
Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurred. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC 820. Consistent with the valuation policy, the Adviser, as the valuation designee, evaluates the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Adviser, as the valuation designee, subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3
109

investment. For example, our Adviser, as the valuation designee, or the independent valuation firm(s), review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
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
We intend to distribute annually all or substantially all of such income. To the extent that we retain our net capital gains or any investment company taxable income, we generally will be subject to U.S. federal income tax at corporate rates. We can be expected to carry forward our net capital gains or any investment company taxable income in excess of current year dividend distributions, and pay the U.S. federal excise tax as described below.
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
110

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
Income Taxes
We have elected to be treated as a BDC under the 1940 Act. We also have elected to be treated as a RIC under the Code beginning with our taxable year ended December 31, 2021, and intend to continue to qualify for tax treatment as a RIC. So long as we maintain our tax treatment as a RIC, we generally will not pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.
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
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2022. The 2021 tax year remains subject to examination by U.S federal, state and local tax authorities.

111

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk.
Valuation Risk
We primarily invest in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser, as our valuation designee, based on, among other things, the input of independent third-party valuation firm(s) engaged at the direction of the Adviser, as the valuation designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
As of December 31, 2022, 100.0% of our debt investments based on fair value were floating rates. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 0.8%% and the majority of our debt investments have a floor of 0.8%. The Revolving Credit Facility and the SPV Asset Facility I, bear interest at variable interest rates with no interest rate floor.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$54,909	$30,877	$24,032
Up 200 basis points	$36,606	$20,585	$16,021
Up 100 basis points	$18,303	$10,292	$8,011
Up 50 basis points	$9,151	$5,146	$4,005
Down 50 basis points	$(9,151)	$(5,146)	$(4,005)
Down 100 basis points	$(18,303)	$(10,292)	$(8,011)
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
112

Inflation and Supply Chain Risk
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the United States and globally. Inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies profit margins.
113

Item 8. Consolidated Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (KPMG, New York, New York, PCAOB ID 185)	F-2

Consolidated Statements of Assets and Liabilities as of December 31, 2022 and 2021	F-3

Consolidated Statement of Operations for the Year Ended December 31, 2022	F-4

Consolidated Schedule of Investments as of December 31, 2022	F-5

Consolidated Statements of Changes in Net Assets for the Year Ended December 31, 2022 and the period from June 22, 2021 (inception) to December 31, 2021	F-13

Consolidated Statements of Cash Flows for the Year Ended December 31, 2022 and the period from June 22, 2021 (inception) to December 31, 2021	F-14

Notes to the Consolidated Financial Statements	F-15

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Owl Rock Technology Income Corp.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Owl Rock Technology Income Corp. and subsidiaries (the Company) as of December 31, 2022 and 2021 including the consolidated schedule of investments as of December 31, 2022, the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2022 and the consolidated statements of changes in net assets and cash flows for the period from June 22, 2021 (inception) to December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2022 and for the period from June 22, 2021 (inception) to December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2022, by correspondence with custodians, portfolio companies, agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2021.
New York, New York
March 8, 2023

Owl Rock Technology Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Investments at fair value
Non-controlled, non affiliated investments (amortized cost of $2,006,444 and $0, respectively)	$1,992,856	$—
Non-controlled, affiliated investments (amortized cost of $4,046 and $0, respectively)	4,013	—
Total investments at fair value (amortized cost of $2,010,490 and $0, respectively)	1,996,869	—
Cash	28,061	86
Interest receivable	18,541	—
Due from Adviser	44	65
Prepaid expenses and other assets	55	—
Total Assets	$2,043,570	$151
Liabilities
Debt (net of unamortized debt issuance costs of $11,314 and $0, respectively)	$1,017,914	$—
Distribution payable	7,303	—
Tender offer payable	22,059	—
Management fee payable	965	—
Incentive fee payable	2,581	—
Accrued expenses and other liabilities	3,251	—
Total Liabilities	1,054,073	—
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 10,780,315 and 0 issued and outstanding, respectively(2)	108	—
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 107,019 and 0 issued and outstanding, respectively(3)	1	—
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 87,818,350 and 15,100 shares issued and outstanding, respectively(1)	878	—
Additional paid-in-capital	983,666	151
Accumulated undistributed (overdistributed) earnings	4,844	—
Total Net Assets	989,497	151
Total Liabilities and Net Assets	$2,043,570	$151
Net Asset Value Per Class S Share(2)	$10.02	$—
Net Asset Value Per Class D Share(3)	$10.02	$—
Net Asset Value Per Class I Share	$10.02	$10.00
____________________________________________________________________________________________________________
(1)As December 31, 2021, Class I shares of common stock's par value was insignificant.
(2)There were no Class S shares of common stock outstanding as of December 31, 2021.
(3)There were no Class D shares of common stock outstanding as of December 31, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

For the Year Ended December 31, 2022(1)
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$77,592
Payment-in-kind interest income	5,913
Payment-in-kind dividend income	9,465
Other income	3,587
Total investment income from non-controlled, non-affiliated investments	96,557
Total Investment Income	96,557
Operating Expenses
Interest expense	32,731
Management fees	4,897
Performance based incentive fees	7,714
Shareholder servicing fees	262
Total Operating Expenses	45,604
Management fees waived (Note 3)	(3,044)
Performance based incentive fees waived (Note 3)	(5,133)
Expense support (Note 3)	(174)
Recoupment of expense support (Note 3)	174
Net Operating Expenses	37,427
Net Investment Income (Loss) Before Taxes	59,130
Excise tax expense (benefit)	287
Net Investment Income (Loss) After Taxes	$58,843

Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(13,258)
Translation of assets and liabilities in foreign currencies	104
Total Net Change in Unrealized Gain (Loss)	(13,154)
Net realized gain (loss):
Non-controlled, non-affiliated investments	17
Foreign currency transactions	26
Total Net Realized Gain (Loss)	43
Total Net Realized and Change in Unrealized Gain (Loss)	(13,111)
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$45,732

Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock(2)	$3,001
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock(3)	$19
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$42,712

Earnings Per Share - Basic and Diluted of Class S Common Stock(2)	$0.57
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted(2)	5,219,284
Earnings Per Share - Basic and Diluted of Class D Common Stock(3)	$0.29
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted(3)	64,617
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.59
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	72,916,367
(1)The Company was initially capitalized on September 30, 2021 and commenced operations on May 2, 2022.
(2)Class S were first issued on June 1, 2022.
(3)Class D were first issued on October 3, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Income Corp.
Consolidated Schedule of Investments
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Aerospace & Defense
ManTech International Corporation(10)	First lien senior secured loan	S + 5.75%	9/14/2029	$43,895	$43,045	$43,017	2.1%
ManTech International Corporation(15)(16)(17)	First lien senior secured delayed draw term loan	S + 5.75%	9/16/2024	—	(100)	(104)	—%
ManTech International Corporation(15)(16)	First lien senior secured revolving loan	S + 5.75%	9/14/2028	—	(106)	(112)	—%
					42,839	42,801	2.1%
Application Software
Anaplan, Inc.(9)	First lien senior secured loan	S + 6.50%	6/21/2029	$90,055	89,203	89,829	4.4%
Anaplan, Inc.(15)(16)	First lien senior secured revolving loan	S + 6.50%	6/21/2028	—	(59)	(16)	—%
Armstrong Bidco Limited(12)(20)	First lien senior secured loan	SA + 5.25%	6/28/2029	31,962	31,919	31,562	1.5%
Armstrong Bidco Limited(12)(15)(17)(20)	First lien senior secured delayed draw term loan	SA + 5.25%	6/30/2025	12,942	12,914	12,780	0.6%
Avalara, Inc.(10)	First lien senior secured loan	S + 7.25%	10/19/2028	22,727	22,395	22,386	1.1%
Avalara, Inc.(15)(16)	First lien senior secured revolving loan	S + 7.25%	10/19/2028	—	(33)	(34)	—%
Certify, Inc.(6)	First lien senior secured loan	L + 5.50%	2/28/2024	11,408	11,260	11,408	0.6%
Community Brands ParentCo, LLC(9)	First lien senior secured loan	S + 5.75%	2/24/2028	6,327	6,215	6,232	0.3%
Community Brands ParentCo, LLC(15)(16)(17)	First lien senior secured delayed draw term loan	S + 5.75%	2/24/2024	—	(6)	(4)	—%
Community Brands ParentCo, LLC(15)(16)	First lien senior secured revolving loan	S + 5.75%	2/24/2028	—	(6)	(6)	—%
Fullsteam Operations, LLC(7)(15)(17)	First lien senior secured delayed draw term loan	L + 7.50% (incl. 3.00% PIK)	5/13/2024	30,606	29,700	29,971	1.5%
Grayshift, LLC(9)	First lien senior secured loan	S + 7.50%	7/6/2028	53,923	53,423	53,518	2.6%
Grayshift, LLC(15)(16)	First lien senior secured revolving loan	S + 7.50%	7/6/2028	—	(53)	(44)	—%
Motus Group, LLC(6)	Second lien senior secured loan	L + 6.50%	12/10/2029	16,557	16,408	16,226	0.8%
Perforce Software, Inc.(9)	First lien senior secured loan	S + 4.50%	7/1/2026	14,925	14,602	14,701	0.7%
Zendesk, Inc.(10)	First lien senior secured loan	S + 6.50%	11/22/2028	58,534	57,379	57,070	2.8%
Zendesk, Inc.(15)(16)(17)	First lien senior secured delayed draw term loan	S + 6.50%	11/22/2024	—	(534)	(220)	—%
Zendesk, Inc.(15)(16)	First lien senior secured revolving loan	S + 6.50%	11/22/2028	—	(118)	(151)	—%
					344,609	345,208	16.9%

Owl Rock Technology Income Corp.
Consolidated Schedule of Investments
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Beverages
Innovation Ventures HoldCo, LLC(9)	First lien senior secured loan	S + 6.25%	3/11/2027	$50,000	49,180	49,000	2.4%
Buildings & Real Estate
Associations, Inc.(10)	First lien senior secured loan	S + 6.50% (incl. 2.50% PIK)	7/2/2027	$20,512	20,273	20,461	1.0%
Commercial Services & Supplies
Denali BuyerCo, LLC (dba Summit Companies)(7)	First lien senior secured loan	L + 5.75%	9/15/2028	$42,245	41,363	41,823	2.0%
SimpliSafe Holding Corporation(9)	First lien senior secured loan	S + 6.25%	5/2/2028	61,420	60,299	60,652	3.0%
SimpliSafe Holding Corporation(15)(16)(17)	First lien senior secured delayed draw term loan	S + 6.25%	5/2/2024	—	(69)	(19)	—%
					101,593	102,456	5.0%
Construction & Engineering
Dodge Construction Network(11)	First lien senior secured loan	S + 4.75%	2/23/2029	$12,438	12,267	10,572	0.5%
Containers & Packaging
Five Star Lower Holding LLC(11)	First lien senior secured loan	S + 4.25%	5/5/2029	$21,820	21,519	21,275	1.0%
Diversified Consumer Services
Litera Bidco LLC(9)	First lien senior secured loan	S + 6.00%	5/29/2026	$20,467	20,256	20,467	1.0%
Sophia, L.P.(9)	First lien senior secured loan	S + 4.25%	10/7/2027	9,950	9,861	9,925	0.5%
					30,117	30,392	1.5%
Diversified Financial Services
BTRS Holdings Inc. (dba Billtrust)(10)	First lien senior secured loan	S + 7.25%	12/15/2028	$2,309	2,240	2,244	0.1%
BTRS Holdings Inc. (dba Billtrust)(15)(17)	First lien senior secured delayed draw term loan	S + 7.25%	12/16/2024	—	—	(5)	—%
BTRS Holdings Inc. (dba Billtrust)(15)(16)	First lien senior secured revolving loan	S + 7.25%	12/15/2028	—	(7)	(7)	—%
Ministry Brands Holdings, LLC(6)	First lien senior secured loan	L + 5.50%	12/29/2028	17,523	17,212	17,085	0.8%
Ministry Brands Holdings, LLC(15)(16)(17)	First lien senior secured delayed draw term loan	L + 5.50%	12/27/2023	—	(48)	(85)	—%
Ministry Brands Holdings, LLC(6)(15)	First lien senior secured revolving loan	L + 5.50%	12/30/2027	847	819	805	—%
Smarsh Inc.(11)	First lien senior secured loan	S + 6.50%	2/16/2029	26,667	26,426	26,400	1.3%
Smarsh Inc.(11)(15)(17)	First lien senior secured delayed draw term loan	S + 6.50%	2/19/2024	3,333	3,271	3,300	0.2%
Smarsh Inc.(15)(16)	First lien senior secured revolving loan	S + 6.50%	2/16/2029	—	(15)	(17)	—%
					49,898	49,720	2.4%
Electrical Equipment
BCPE Watson (DE) ORML, LP(11)(20)	First lien senior secured loan	S + 6.50%	7/3/2028	$100,000	99,064	99,000	4.8%

Owl Rock Technology Income Corp.
Consolidated Schedule of Investments
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Food & Staples Retailing
CFS Brands, LLC(11)	First lien senior secured loan	S + 3.00%	3/20/2025	$8,859	8,620	8,372	0.4%
The NPD Group, L.P.(9)	First lien senior secured loan	S + 6.25% (incl. 2.75% PIK)	12/1/2028	142,301	139,514	139,456	6.8%
The NPD Group, L.P.(9)(15)	First lien senior secured revolving loan	S + 5.75%	12/1/2027	1,087	920	906	0.1%
					149,054	148,734	7.3%
Health Care Technology
Athenahealth Group Inc.(9)(13)	First lien senior secured loan	S + 3.50%	2/15/2029	$7,096	6,736	6,390	0.3%
Athenahealth Group Inc.(13)(15)(16)(17)	First lien senior secured delayed draw term loan	S + 3.50%	8/15/2023	—	(43)	(83)	—%
Color Intermediate, LLC (dba ClaimsXten)(10)	First lien senior secured loan	S + 5.50%	10/4/2029	39,525	38,755	38,735	1.9%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(15)(17)	First lien senior secured delayed draw term loan	S + 6.00%	10/29/2023	2,394	2,283	2,220	0.1%
Hyland Software, Inc.(6)	Second lien senior secured loan	L + 6.25%	7/7/2025	7,187	7,111	6,792	0.3%
Iconic IMO Merger Sub, Inc.(11)	First lien senior secured loan	S + 6.00%	5/11/2029	20,794	20,407	20,534	1.0%
Iconic IMO Merger Sub, Inc.(15)(16)(17)	First lien senior secured delayed draw term loan	S + 6.00%	5/13/2024	—	(45)	(12)	—%
Iconic IMO Merger Sub, Inc.(11)(15)	First lien senior secured revolving loan	S + 6.00%	5/11/2028	472	427	440	—%
Imprivata, Inc.(9)(13)	First lien senior secured loan	S + 4.25%	12/1/2027	5,393	5,256	5,191	0.3%
Imprivata, Inc.(9)	Second lien senior secured loan	S + 6.25%	12/1/2028	17,648	17,472	17,207	0.8%
Inovalon Holdings, Inc.(7)	First lien senior secured loan	L + 6.25% (incl. 2.75% PIK)	11/24/2028	12,990	12,715	12,665	0.6%
Inovalon Holdings, Inc.(15)(16)(17)	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	—	(14)	(17)	—%
Inovalon Holdings, Inc.(7)	Second lien senior secured loan	L + 10.50% PIK	11/25/2033	39,698	39,144	39,102	1.9%
Interoperability Bidco, Inc. (dba Lyniate)(10)	First lien senior secured loan	S + 7.00%	12/28/2026	28,480	28,323	28,267	1.5%
Interoperability Bidco, Inc. (dba Lyniate)(10)(15)	First lien senior secured revolving loan	S + 7.00%	12/26/2024	652	647	642	—%
					179,174	178,073	8.7%
Health Care Equipment & Supplies
Medline Borrower, LP(6)(13)	First lien senior secured loan	L + 3.25%	10/23/2028	$4,342	4,147	4,121	0.2%
Health Care Providers & Services
CVET Midco 2, L.P.(10)	Second lien senior secured loan	S + 9.25%	10/13/2030	$25,000	24,498	24,490	1.2%
Engage Debtco Limited(10)(20)	First lien senior secured loan	S + 5.75%	7/12/2029	12,500	12,205	12,219	0.6%

Owl Rock Technology Income Corp.
Consolidated Schedule of Investments
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Plasma Buyer LLC (dba PathGroup)(9)	First lien senior secured loan	S + 5.75%	5/14/2029	16,974	16,658	16,677	0.8%
Plasma Buyer LLC (dba PathGroup)(15)(16)(17)	First lien senior secured delayed draw term loan	S + 5.75%	5/13/2024	—	(40)	(33)	—%
Plasma Buyer LLC (dba PathGroup)(15)(16)	First lien senior secured revolving loan	S + 5.75%	5/12/2028	—	(34)	(33)	—%
TC Holdings, LLC (dba TrialCard)(10)	First lien senior secured loan	S + 5.00%	4/14/2027	8,884	8,806	8,862	0.4%
TC Holdings, LLC (dba TrialCard)(15)(16)	First lien senior secured revolving loan	S + 5.00%	4/14/2027	—	(9)	(3)	—%
					62,084	62,179	3.0%
Insurance
Asurion, LLC(6)(13)	Second lien senior secured loan	L + 5.25%	1/20/2029	$29,332	27,401	22,671	1.2%
AmeriLife Holdings LLC(10)	First lien senior secured loan	S + 5.75%	8/31/2029	18,182	17,831	17,864	0.9%
AmeriLife Holdings LLC(11)(15)(17)	First lien senior secured delayed draw term loan	S + 5.75%	9/2/2024	3,030	2,958	2,966	0.1%
AmeriLife Holdings LLC(15)(16)	First lien senior secured revolving loan	S + 5.75%	8/31/2028	—	(43)	(40)	—%
Hyperion Refinance S.a.r.l (dba Howden Group)(9)(20)	First lien senior secured loan	S + 5.25%	11/12/2027	7,286	7,144	7,140	0.3%
Hyperion Refinance S.a.r.l (dba Howden Group)(15)(17)(20)	First lien senior secured delayed draw term loan	S + 5.25%	4/14/2023	—	—	—	—%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(11)	First lien senior secured delayed draw term loan	S + 6.00%	11/1/2028	24,826	24,493	24,764	1.2%
					79,784	75,365	3.7%
IT Services
BCPE Nucleon (DE) SPV, LP(8)(20)	First lien senior secured loan	L + 7.00%	9/24/2026	$22,679	22,480	22,622	1.1%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(10)	First lien senior secured loan	S + 5.75%	6/25/2029	66,900	65,638	66,231	3.2%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(15)(16)(17)	First lien senior secured delayed draw term loan	S + 5.75%	6/24/2024	—	(37)	—	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(15)(16)	First lien senior secured revolving loan	S + 5.75%	6/25/2029	—	(75)	(41)	—%
					88,006	88,812	4.3%
Life Sciences Tools & Services
Phoenix Newco, Inc. (dba Parexel)(6)	Second lien senior secured loan	L + 6.50%	11/15/2029	$5,000	4,906	4,900	0.2%
Professional Services
Sovos Compliance, LLC(6)(13)	First lien senior secured loan	L + 4.50%	8/11/2028	$8,314	8,131	7,649	0.4%
Pharmaceuticals
Pacific BidCo Inc.(10)(20)	First lien senior secured loan	S + 5.75%	8/13/2029	$8,590	8,385	8,397	0.4%
Pacific BidCo Inc.(15)(16)(17)(20)	First lien senior secured delayed draw term loan	S + 5.75%	8/11/2025	—	(11)	(10)	—%
					8,374	8,387	0.4%

Owl Rock Technology Income Corp.
Consolidated Schedule of Investments
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Real Estate Management & Development
RealPage, Inc.(6)	Second lien senior secured loan	L + 6.50%	4/23/2029	$25,000	24,679	23,937	1.2%
Road & Rail
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)(7)(17)	First lien senior secured delayed draw term loan	L + 5.75%	8/18/2023	$4,711	4,651	4,711	0.2%
Specialty Retail
CDK Global, Inc.(10)(13)	First lien senior secured loan	S + 4.50%	7/6/2029	$40,000	38,867	39,592	1.9%
Systems Software
Appfire Technologies, LLC(10)	First lien senior secured delayed draw term loan	S + 5.50%	3/9/2027	$1,996	1,984	1,981	0.1%
Appfire Technologies, LLC(15)(16)(17)	First lien senior secured delayed draw term loan	S + 5.50%	6/14/2024	—	(123)	—	—%
Appfire Technologies, LLC(10)(15)	First lien senior secured revolving loan	S + 5.50%	3/9/2027	93	72	81	—%
Barracuda Networks, Inc.(10)(13)	First lien senior secured loan	S + 4.50%	8/15/2029	45,000	43,707	43,313	2.1%
Barracuda Networks, Inc.(10)	Second lien senior secured loan	S + 7.00%	8/15/2030	55,875	54,248	53,361	2.6%
Computer Services, Inc. (dba CSI)(10)	First lien senior secured loan	S + 6.75%	11/15/2029	20,000	19,605	19,600	1.0%
Delta TopCo, Inc. (dba Infoblox, Inc.)(10)(13)	First lien senior secured loan	S + 3.75%	12/1/2027	9,949	9,451	9,166	0.4%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(10)(13)	First lien senior secured loan	S + 4.00%	11/19/2026	14,885	14,215	13,359	0.7%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(10)	Second lien senior secured loan	S + 6.75%	11/19/2027	20,000	19,804	18,000	0.9%
Ping Identity Holding Corp.(9)	First lien senior secured loan	S + 7.00%	10/17/2029	21,818	21,498	21,491	1.1%
Ping Identity Holding Corp.(15)(16)	First lien senior secured revolving loan	S + 7.00%	10/17/2028	—	(32)	(33)	—%
Rubrik, Inc.(11)	First lien senior secured loan	S + 6.50%	6/10/2027	28,269	27,754	27,987	1.3%
Rubrik, Inc.(10)(15)(17)	First lien senior secured delayed draw term loan	S + 7.00%	6/10/2027	1,374	1,374	1,342	0.1%
SailPoint Technologies Holdings, Inc.(9)	First lien senior secured loan	S + 6.25%	8/15/2029	114,100	111,782	111,818	5.5%
SailPoint Technologies Holdings, Inc.(15)(16)	First lien senior secured revolving loan	S + 6.25%	8/15/2028	—	(204)	(218)	—%
Securonix, Inc.(10)	First lien senior secured loan	S + 6.50%	4/5/2028	19,774	19,593	19,576	0.9%
Securonix, Inc.(15)(16)	First lien senior secured revolving loan	S + 6.50%	4/5/2028	—	(32)	(36)	—%
Talon MidCo 2 Limited (dba Tufin)(11)(20)	First lien senior secured loan	S + 7.69%	8/25/2028	27,641	27,117	27,157	1.3%
Talon MidCo 2 Limited (dba Tufin)(15)(17)(20)	First lien senior secured delayed draw term loan	S + 7.69%	8/26/2024	—	—	(2)	—%
Talon MidCo 2 Limited (dba Tufin)(15)(16)(20)	First lien senior secured revolving loan	S + 7.69%	8/25/2028	—	(26)	(24)	—%
					371,787	367,919	18.0%

Owl Rock Technology Income Corp.
Consolidated Schedule of Investments
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Total non-controlled/non-affiliated portfolio company debt investments					$1,795,003	$1,785,264	87.4%
Equity Investments
Application Software
Project Alpine Co-Invest, Fund, L.P.(18)(20)(22)	L.P. Interest	N/A	N/A	6,666,667	6,670	6,667	0.3%
Zoro TopCo, Inc. (dba Zendesk)(14)(22)	Series A Preferred Equity	12.50% PIK	N/A	8,057	7,775	7,775	0.4%
Zoro TopCo, L.P. (dba Zendesk)(18)(22)	Class A Common Units	N/A	N/A	671,414	6,714	6,714	0.3%
					21,159	21,156	1.0%
Health Care Technology
Minerva Holdco, Inc.(14)(22)	Senior A Preferred Stock	10.75% PIK	N/A	42,758	42,039	38,483	1.9%
Orange Blossom Parent, Inc.(18)(22)	Common Units	N/A	N/A	16,667	1,667	1,667	0.1%
					43,706	40,150	2.0%
Insurance
Accelerate Topco Holdings, LLC(18)(22)	Common Units	N/A	N/A	12,320	340	340	—%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya)(14)(22)	Perpetual Preferred Stock	11.75% PIK	N/A	50,000	48,812	49,375	2.4%
Systems Software
Elliott Alto Co-Investor Aggregator L.P.(18)(20)(22)	L.P. Interest	N/A	N/A	7,836	7,859	7,835	0.4%
Picard Holdco, Inc.(10)(22)	Senior A Preferred Stock	S + 12.00% (incl. 12.00% PIK)	N/A	64,242	62,419	62,316	3.0%
Halo Parent Newco, LLC(14)(22)	Class H PIK Preferred Equity	11.00% PIK	N/A	10,610	10,427	9,708	0.5%
Project Hotel California Co-Invest Fund, L.P(18)(20)(22)	L.P. Interest	N/A	N/A	6,711,769	6,717	6,712	0.3%
Securiti, Inc.(18)(22)	Series C Preferred Shares	N/A	N/A	1,262,785	10,002	10,000	0.5%
					97,424	96,571	4.7%
Total non-controlled/non-affiliated portfolio company equity investments					$211,441	$207,592	10.2%
Total non-controlled/non-affiliated portfolio company investments					$2,006,444	$1,992,856	97.5%
Non-controlled/affiliated portfolio company equity investments
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(18)(20)(21)(22)	Preferred Equity	N/A	N/A	4,013,497	4,046	4,013	0.2%
Total non-controlled/affiliated portfolio company equity investments					$4,046	$4,013	0.2%
Total Investments					$2,010,490	$1,996,869	97.7%
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

Owl Rock Technology Income Corp.
Consolidated Schedule of Investments
(Amounts in thousands, except share and per share amounts)
(4)As of December 31, 2022, the net estimated unrealized loss for U.S. federal income tax purposes was $8.2 million based on a tax cost basis of $2.0 billion. As of December 31, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $14.4 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $6.2 million.
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
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2022 was 4.39%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2022 was 4.77%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2022 was 5.14%.
(9)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2022 was 4.36%.
(10)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2022 was 4.59%.
(11)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2022 was 4.78%.
(12)The interest rate on these loans is subject to SONIA, which as of December 31, 2022 was 3.43%.
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
(20)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2022, non-qualifying assets represented 12.0% of total assets as calculated in accordance with the regulatory requirements.
(21)Under the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is deemed to be an "Affiliated Person" of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement. Transactions during the year ended December 31, 2022 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2021	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Fair Value at December 31, 2022	Interest Income	Dividend Income	Other Income
Non-controlled Affiliates
LSI Financing 1 DAC	$—	$4,046	$—	$(33)	$4,013	$—	$—	$—
Total Non-controlled Affiliates	$—	$4,046	$—	$(33)	$4,013	$—	$—	$—
(a)Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, and the amortization of any unearned income or discounts on equity investments, as applicable.
(b)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any premiums on equity investments, as applicable.
(22)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2022, the aggregate fair value of these securities is $207.6 million or 10.2% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Owl Rock Technology Income Corp.
Consolidated Schedule of Investments
(Amounts in thousands, except share and per share amounts)

Portfolio Company	Investment	Acquisition Date
Project Hotel California Co-Invest Fund, L.P.	L.P. Interest	August 09, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	May 4, 2022
Elliott Alto Co-Investor Aggregator L.P.	L.P. Interest	September 28, 2022
Knockout Intermediate Holdings I, Inc. (dba Kaseya)	Perpetual Preferred Stock	June 23, 2022
Minerva Holdco, Inc.	Senior A Preferred Stock	May 2, 2022
Picard Holdco, Inc.	Senior A Preferred Stock	September 30, 2022
Project Alpine Co-Invest Fund, L.P.	L.P. Interest	June 10, 2022
Securiti, Inc.	Series C Preferred Shares	July 28.2022
Accelerate Topco Holdings, LLC	Common Units	September 01, 2022
Orange Blossom Parent, Inc.	Common Units	July 29, 2022
Zoro TopCo, Inc. (dba Zendesk)	Series A Preferred Equity	November 22, 2022
Zoro TopCo, L.P. (dba Zendesk)	Class A Common Units	November 22, 2022
LSI Financing 1 DAC*	Preferred Equity	December 14, 2022
* Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Income Corp.
Consolidated Statement of Changes in Net Assets
(Amounts in thousands, except share amounts)

	For the Year Ended December 31, 2022(1)	For the period from June 22, 2021 (inception) to December 31, 2021(1)
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$58,843	$—
Net change in unrealized gain (loss)	(13,154)	—
Net realized gain (loss) on investments	43	—
Net Increase (Decrease) in Net Assets Resulting from Operations	45,732	—
Distributions
Class S	(2,388)	—
Class D	(14)	—
Class I	(38,773)	—
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(41,175)	—
Capital Share Transactions
Class S:
Issuance of shares of common stock	106,668	—
Repurchase of common shares	—	—
Reinvestment of shareholders' distributions	789	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	107,457	—
Class D:
Issuance of shares of common stock	1,065	—
Repurchase of common shares	—	—
Reinvestment of shareholders' distributions	3	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	1,068	—
Class I:
Issuance of shares of common stock	891,640	151
Repurchase of common shares	(28,762)	—
Reinvestment of shareholders' distributions	13,386	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	876,264	151
Total Increase (Decrease) in Net Assets	989,346	151
Net Assets, at beginning of period	$151	$—
Net Assets, at end of period	$989,497	$151
(1)The Company was initially capitalized on September 30, 2021 and commenced operations on May 2, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Income Corp.
Consolidated Statement of Cash Flows
(Amounts s in thousands, except share amounts)

	For the Year Ended December 31, 2022(1)	For the period from June 22, 2021 (inception) to December 31, 2021(1)
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$45,732	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(2,031,493)	—
Proceeds from investments and investment repayments, net	34,123	—
Net accretion/amortization of discount/premium on investments	(2,518)	—
Payment-in-kind interest	(5,800)	—
Payment-in-kind dividends	(4,783)	—
Net change in unrealized (gain) loss on investments	13,258	—
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(104)	—
Net realized (gain) loss on investments	(17)	—
Amortization of debt issuance costs	1,967	—
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(18,541)	—
(Increase) decrease in prepaid expenses and other assets	(55)	—
(Increase) decrease in due from Advisor	21	(65)
Increase (decrease) in management fee payable	965	—
Increase (decrease) in performance based incentive fee payable	2,581	—
Increase (decrease) in accrued expenses and other liabilities	3,251	—
Net cash provided by (used in) operating activities	(1,961,413)	(65)
Cash Flows from Financing Activities
Borrowings on debt	1,580,054	—
Payments on debt	(550,361)	—
Debt issuance costs	(13,281)	—
Proceeds from issuance of common shares	999,373	151
Cash distributions paid to shareholders	(19,694)	—
Repurchase of common shares	(6,703)	—
Net cash provided by (used in) financing activities	1,989,388	151
Net increase (decrease) in cash	27,975	86
Cash, beginning of period	$86	$—
Cash, end of period	$28,061	$86

Supplemental and Non-Cash Information
Interest paid during the period	$27,979	$—
Distributions declared during the period	$41,175	$—
Reinvestment of distributions during the period	$14,178	$—
Tender offer payable	$22,059	$—
Distribution payable	$7,303	$—
(1) The Company was initially capitalized on September 30, 2021 and commenced operations on May 2, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Income Corp.
Notes to the Consolidated Financial Statements

Note 1. Organization and Principal Business
Owl Rock Technology Income Corp., (“Owl Rock” or the “Company”) is a Maryland corporation formed on June 22, 2021. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, technology-related companies based primarily in the United States. The Company`s investment objective is to maximize total return by generating current income from its debt investments and other income producing securities, and capital appreciation from its equity and equity-linked investments. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and equity-related securities which include common and preferred stock, securities convertible into common stock, and warrants. The Company may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets, which are often referred to as “junk” investments. The Company's target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $500 million, although the investment size will vary with the size of the Company`s capital base.
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
Owl Rock Technology Advisors II LLC (“the Adviser” or “ORTA II”) serves as the Company’s investment adviser. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“’Blue Owl”) (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Subject to the overall supervision of the Company`s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to the Company.
The Company relies on an exemptive order issued to an affiliate of the Adviser that permits it to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. The Company intends to offer on a best efforts, continuous basis up to $5,000,000,000 in any combination of amount of shares of Class S, Class D, and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager” or “Blue Owl Securities”). No upfront selling commission, dealer manager fees, or other similar placement fees will be paid to the Company or the Dealer Manager with respect to the Class S and Class D shares, however, if Class S shares or Class D shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charge to 3.5% of the net offering price per share for each Class S share and 1.5% of the net offering price per share of each Class D share. Class I shares are not subject to upfront selling commissions. In addition, the Class S and Class D share classes have different ongoing servicing fees. Class I shares are not subject to ongoing servicing fees. Class S, Class D and Class I shares will be offered at initial purchase prices per shares of $10.00. Thereafter, the purchase price per share for each class of common stock will vary and will not be sold at a price below the Company`s net asset value per share of such class, as determined in accordance with the Company`s share pricing policy, plus applicable upfront selling commissions.
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
On October 6, 2021, the Company received a subscription agreement, totaling $50.0 million for the purchase of Class I common shares of its common stock from Owl Rock Feeder FIC ORTIC LLC (“Feeder FIC ORTIC”) and Blue Owl Capital Holdings LP (“Blue Owl Holdings”), entities affiliated with the Adviser. The Company called $0.2 million and $50.0 million under the subscription agreement as of December 31, 2021 and December 31, 2022, respectively.
Since meeting the minimum offering requirement and commencing its continuous public offering through December 31, 2022, the Company has issued 10,701,296 shares of Class S common stock, 106,732 shares of Class D common stock, and 8,236,793 shares of Class I common stock, for gross proceeds of $107.2 million, $1.1 million, and $82.1 million, respectively, including $1,000 of seed capital contributed by its Initial Shareholder. The Company has issued 81,114,960 shares of its Class I common stock to feeder vehicles primarily created to hold the Company’s Class I shares in a Private Offering and raised gross proceeds of approximately

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements - Continued
$809.7 million. The offer and sale of these Class I shares was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or Regulation S thereunder (the "Private Offering").
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
Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Adviser, as the valuation designee, based on, among other things, the input of the independent third-party valuation firm(s) engaged at the direction of the Adviser.
As part of the valuation process, the Adviser, as the valuation designee, takes into account relevant factors in determining the fair value of the Company’s investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase or sale transaction, public offering or subsequent equity sale occurs, the Adviser considers whether the pricing indicated by the external event corroborates its valuation.
The Adviser, as the valuation designee, undertakes a multi-step valuation process, which includes, among other procedures, the following:
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
•Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee;
•The Adviser, as the valuation designee, reviews the recommended valuations and determines the fair value of each investment;

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements - Continued
•Each quarter, the Adviser, as the valuation designee, will provide the Audit Committee a summary or description of material fair value matters that occurred in the prior quarter and on an annual basis, the Adviser, as the valuation designee, will provide the Audit Committee with a written assessment of the adequacy and effectiveness of its fair value process; and
•The Audit Committee oversees the valuation designee and will report to the Board on any valuation matters requiring the Board’s attention.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfer occurs. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Adviser, as the valuation designee, evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (such as broker quotes), the Adviser, as the valuation designee, subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Adviser, as the valuation designee, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes accretion or amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the year ended December 31, 2022, PIK interest and PIK dividend income earned was $5.9 million and $9.5 million representing 6.1% and 9.8% of investment income, respectively.
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

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements - Continued
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
Income Taxes
The Company has elected to be treated as a RIC under the Code beginning with the taxable year ended December 31, 2021 and intends to continue to qualify as a RIC. So long as the Company maintains its tax treatment as a RIC, it generally will not pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.
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

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements - Continued
preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax provisions through December 31, 2022. The 2021 tax year remains subject to examination by U.S federal, state and local tax authorities.
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
New Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848),” which extended the transition period provided under ASU No. 2020-04 and 2021-01 for all entities from December 31, 2022 to December 31, 2024.
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

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements - Continued
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
Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.
Note 3. Agreements and Related Party Transactions
As of December 31, 2022, the Company had payables to affiliates of $3.6 million, primarily comprised of $2.6 million of accrued performance based incentive fees, $1.0 million of management fees.
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

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements - Continued
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
For the year ended December 31, 2022, management fees were $4.9 million, of which $3.0 million was waived during the period. For the period June 22, 2021 (inception) to December 31, 2021, the Company did not incur management fees.
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

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements - Continued
and unrealized capital depreciation on a cumulative basis, less (ii) the aggregate amount of any previously paid incentive fees on capital gains as calculated in accordance with U.S. GAAP. In no event will the incentive fee on capital gains payable pursuant hereto be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.
For the year ended December 31, 2022, performance-based incentive fees were $7.7 million, of which $5.1 million was waived during the period. For the period June 22, 2021 (inception) to December 31, 2021, the Company did not incur performance-based incentive fees.
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
For the year ended December 31, 2022, the Company did not accrue any organization and offering expenses that are reimbursable to the Adviser.
From October 1, 2021 to November 30, 2021, the Company was advised by ORTA, an affiliate of the Adviser, which also served as the Company's administrator. On November 30, 2021, the Company entered into the Investment Advisory Agreement and the Administration Agreement, under which the Adviser serves as the Company's Adviser and administrator, respectively.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, and certain of its affiliates rely on an order for exemptive relief (the "Order") that has been granted to Owl Rock Capital Advisors LLC ("ORCA") to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching by the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing, and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Company has received an amendment to its Order to permit it to participate in follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company.
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
Controlled/Affiliated Portfolio Companies
Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments.

The Company has made investments in non-controlled, affiliated companies, including LSI Financing 1 DAC.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements - Continued
LSI Financing 1 DAC, a portfolio company formed to acquire a contractual right to revenue pursuant to an earnout agreement in the life sciences space. On December 14, 2022, we made a $4.0 million commitment to LSI Financing. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC.
We do not consolidate our equity interest in LSI Financing.
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
For the year ended December 31, 2022, the Company incurred servicing fees with respect to Class S shares (first issued June 1, 2022) of $0.3 million. Class D shares were first issued October 3, 2022 and the Company deemed servicing fees insignificant to disclose for the period.
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
Expense Support and Conditional Reimbursement Agreement
On November 30, 2021, the Company entered into the Expense Support Agreement with the Adviser, the purpose of which was to ensure that no portion of the Company’s distributions to shareholders represented a return of capital for U.S. federal income tax purposes. The Expense Support Agreement became effective as of the date that the Company met the minimum offering requirement. On a quarterly basis, the Adviser reimbursed the Company for “Operating Expenses” (as defined below) in an amount equal to the excess of the Company’s cumulative distributions paid to the Company’s shareholders in each quarter over “Available Operating Funds” (as defined below) received by the Company on account of the Company’s investment portfolio during such quarter. Any payments that the Adviser was required to make pursuant to the preceding sentence are referred to herein as an “Expense Payment".
Under the Expense Support Agreement, “Operating Expenses” was defined as all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. “Available Operating Funds” was defined as the sum of (i) the Company’s estimated investment company taxable income (including realized net short-term capital gains reduced by realized net long-term capital losses), (ii) the Company’s realized net capital gains (including the excess of realized net long-term capital gains over realized net short-term capital losses) and (iii) dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies, if any (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements - Continued
The Adviser’s obligation to make Expense Payments automatically became a liability of the Adviser and the right to such Expense Payment was an asset of the Company’s on the last business day of the applicable quarter. The Expense Payment for any quarter was be paid by the Adviser to the Company in any combination of cash or other immediately available funds, and/or offset against amounts due from the Company to the Adviser no later than the earlier of (i) the date on which the Company closes it’s books for such quarter, or (ii) forty-five days after the end of such quarter.
Following any quarter in which Available Operating Funds exceed the cumulative distributions paid by the Company in respect of such quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company is required to pay such Excess Operating Funds, or a portion thereof, in accordance with the stipulations below, as applicable, to the Adviser, until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such quarter have been reimbursed. Any payments required to be made by the Company are referred to as a “Reimbursement Payment”.
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
The specific amount of expenses reimbursed by our Adviser, if any, will be determined at the end of each quarter. On March 7, 2023, our Adviser terminated the Expense Support Agreement. However, the Company's obligation to make Reimbursement Payments, subject to the conditions above, survives the termination of the Expense Support Agreement. As of December 31, 2022, there are no Reimbursement Payments conditionally due from the Company to the Adviser.

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

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements - Continued
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
The Expense Deferral Agreement may be terminated at any time, without the payment of any penalty, by the Company or the Adviser, with or without notice, and will automatically terminate (i) in the event of the termination of the Investment Advisory Agreement, or (ii) if the Board makes a determination to dissolve or liquidate the Company. If the agreement is terminated, the Company will remain obligated to repay the Adviser for expenses the Company received if the Company satisfies a subscription condition.
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
Investments at fair value and amortized cost consisted of the following as of December 31, 2022:

	December 31, 2022
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,559,332	$1,558,578
Second-lien senior secured debt investments	235,671	226,686
Preferred equity investments(1)	185,520	181,670
Common equity investments	29,967	29,935
Total Investments	$2,010,490	$1,996,869
(1) Includes equity investment in LSI Financing I DAC.
The Company uses Global Industry Classification Standards ("GICS") for classifying the industry groupings of its portfolio companies. The industry composition of investments based on fair value as of December 31, 2022 was as follows:

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

December 31, 2022
Aerospace & Defense	2.2%
Application Software	18.2%
Beverages	2.5%
Buildings & Real Estate	1.0%
Commercial Services & Supplies	5.1%
Construction & Engineering	0.5%
Containers & Packaging	1.1%
Diversified Consumer Services	1.5%
Diversified Financial Services	2.5%
Electrical Equipment	5.0%
Food & Staples Retailing	7.5%
Health Care Equipment & Supplies	0.2%
Health Care Providers & Services	3.1%
Health Care Technology	10.9%
Insurance	3.8%
IT Services	6.9%
Life Sciences Tools & Services	0.3%
Pharmaceuticals(1)	0.6%
Professional Services	0.4%
Real Estate Management & Development	1.2%
Road & Rail	0.2%
Specialty Retail	2.0%
Systems Software	23.3%
Total	100.0%
(1) Includes equity investment in LSI Financing I DAC.
The geographic composition of investments based on fair value as of December 31, 2022 was as follows:

December 31, 2022
United States:
Midwest	12.0%
Northeast	25.9%
South	35.2%
West	21.7%
International	5.2%
Total	100.0%

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements - Continued
Note 5. Fair Value of Investments
The following table presents the fair value hierarchy of investments as of December 31, 2022:

	December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$128,697	$1,429,881	$1,558,578
Second-lien senior secured debt investments	—	22,671	204,015	226,686
Preferred equity investments	—	—	181,670	181,670
Common equity investments	—	—	29,935	29,935
Total Investments	$—	$151,368	$1,845,501	$1,996,869
The following table presents changes in fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the year ended December 31, 2022:

	As of and for the Year Ended December 31, 2022(1)
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$—	$—	$—	$—	$—
Purchases of investments, net	1,458,109	205,021	180,606	29,967	1,873,703
Payment-in-kind	2,682	3,135	4,766	—	10,583
Proceeds from investments, net	(33,803)	—	—	—	(33,803)
Net change in unrealized gain (loss)	1,019	(4,254)	(3,851)	(32)	(7,118)
Net realized gains (losses)	17	—	—	—	17
Net accretion/amortization of discount/premium on investments	1,857	113	149	—	2,119
Transfers into (out of) Level 3(2)	—	—	—	—	—
Fair value, end of period	$1,429,881	$204,015	$181,670	$29,935	$1,845,501
(1) The Company commenced operations May 2, 2022.
(2) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

The following tables present information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the year ended December 31, 2022:

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2022 on Investments Held at December 31, 2022(1)
First-lien senior secured debt investments	$1,019
Second-lien senior secured debt investments	(4,254)
Preferred equity investments	(3,851)
Common equity investments	(32)
Total Investments	$(7,118)
(1) The Company commenced operations May 2, 2022.
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2022. The weighted average range of unobservable inputs is based on fair value of investments. The

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements - Continued
tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,261,664	Yield Analysis	Market Yield	8.2% - 19.3% (11.4%)	Decrease
	$168,217	Recent Transaction	Transaction Price	97.2% - 98.5% (98.0%)	Increase
Second-lien senior secured debt investments	$179,525	Yield Analysis	Market Yield	12.7% - 20.1% (15.4%)	Decrease
	24,490	Recent Transaction	Transaction Price	98.0% - 98.0% (98.0%)	Increase
Preferred equity investments	$159,881	Yield Analysis	Market Yield	11.9% - 20.6% (16.0%)	Decrease
	$11,789	Recent Transaction	Transaction Price	96.5% - 100.0% (97.7%)	Increase
	$10,000	Market Approach	EBITDA Multiple	33.8x - 33.8x (33.8x)	Increase
Common equity investments	$13,378	Market Approach	Revenue	11.0x - 16.6x (13.8x)	Increase
	$9,843	Market Approach	EBITDA Multiple	11.4x - 31.6x (15.0x)	Increase
	$6,714	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase

The fair value of the Company's performing Level 3 debt investments is typically determined utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to its total enterprise value, and the rights and remedies of the Company’s investment within the portfolio company’s capital structure.

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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following tables present the carrying and fair values of the Company’s debt obligations as of December 31, 2022:

	December 31, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value
SPV Asset Facility I	$607,253	$607,253
Revolving Credit Facility	410,661	410,661
Total Debt	$1,017,914	$1,017,914
(1) The carrying value of our Revolving Credit Facility and SPV Asset Facility I are presented net unamortized debt issuance costs of $4.6 million and $6.7 million, respectively.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

The following table presents fair value measurements of the Company’s debt obligations as of December 31, 2022:

($ in thousands)	December 31, 2022
Level 1	$—
Level 2	—
Level 3	1,017,914
Total Debt	$1,017,914

Financial Instruments Not Carried at Fair Value
As of December 31, 2022 and December 31, 2021, the carrying amounts of the Company's assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short term maturities.
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2022, the Company’s asset coverage was 195.9%.
Debt obligations consisted of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$1,000,000	$614,000	$2,867	$607,253
Revolving Credit Facility	750,000	415,229	18,647	410,661
Total Debt	$1,750,000	$1,029,229	$21,514	$1,017,914
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of our SPV Asset Facility I and Revolving Credit Facility are presented net unamortized debt issuance costs of $6.7 million and $4.6 million, respectively.

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Promissory Note	$100,000	$—	$100,000	$—
Total Debt	$100,000	$—	$100,000	$—

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

For the year ended December 31, 2022, the components of interest expense were as follows:

($ in thousands)	For the Year Ended December 31, 2022(1)
Interest Expense(2)	$32,128
Amortization of debt issuance costs	(1,967)
Total Interest Expense	$30,161

Average interest rate(3)(4)	6.6%
Average daily borrowings(3)(4)	$676,278

(1) The Company commenced operations on May 2, 2022.
(2) Interest expense excludes approximately $0.6 million of financing fees incurred in connection with the Macquarie warehouse agreements prior to the commencement of operations on May 2, 2022.
(3) Averages reflect the period from May 2, 2022, the date of the agreement, through December 31, 2022.
(4) Averages are calculated based on annualized amounts.

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

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements - Continued
The maximum principal amount of the Facility is $750 million (increased from $400 million to $725 million on June 22, 2022 and subsequently increased from $725 million to $750 million on November 14, 2022), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Facility may be increased to $1.75 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $200 million limit for swingline loans, with the aggregate principal amount of outstanding swingline loans of any swingline lender being limited to up to $50 million, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements - Continued
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

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2022
($ in thousands)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	$1,515
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273
Anaplan, Inc.	First lien senior secured revolving loan	6,481
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	16,366
Appfire Technologies, LLC	First lien senior secured revolving loan	1,539
Armstrong Bidco Limited	First lien senior secured delayed draw term loan	3,734
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	870
Avalara, Inc.	First lien senior secured revolving loan	2,273
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	195
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	246
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	375
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	19,934
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	7,600
Grayshift, LLC	First lien senior secured revolving loan	5,806
Hyperion Refinance S.a.r.l (dba Howden Group)	First lien senior secured delayed draw term loan	17,714
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	4,963
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,010
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	1,350
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	652
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	First lien senior secured delayed draw term loan	4,050
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	First lien senior secured revolving loan	4,050
ManTech International Corporation	First lien senior secured delayed draw term loan	10,400
ManTech International Corporation	First lien senior secured revolving loan	5,590
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	5,650
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	847
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	4,412
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	1,891
Rubrik, Inc.	First lien senior secured delayed draw term loan	1,857
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	10,896
Securonix, Inc.	First lien senior secured revolving loan	3,559
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	7,716
Smarsh Inc.	First lien senior secured delayed draw term loan	3,333
Smarsh Inc.	First lien senior secured revolving loan	1,667
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	118
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071
The NPD Group, L.P.	First lien senior secured revolving loan	7,973

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2022
Zendesk, Inc.	First lien senior secured delayed draw term loan	14,633
Zendesk, Inc.	First lien senior secured revolving loan	6,026
Total Unfunded Portfolio Company Commitments		$196,890
As of December 31, 2022, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser and its affiliates have incurred organization and offering costs on behalf of the Company in the amount of $2.3 million for the year ended December 31, 2022, and $1.8 million for the period from June 22, 2021 (Inception) to December 31, 2021, of which, no organization and offering costs have been charged to the Company as of December 31, 2022 and December 31, 2021. Under the Investment Advisory Agreement, there will be no liability on the Company`s part for the offering or organization costs funded by the Adviser or its affiliates until the Company has satisfied the minimum offering requirement. At such time, the Adviser will be entitled to receive up to 1.5% of gross offering proceeds raised in the Company`s continuous public offering until all organization and offering costs funded by the Adviser or its affiliates have been recovered.
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
The total expenses incurred by the Adviser on behalf of the Company for the period from June 22, 2021 (Inception) to December 31, 2021 and for the year ended December 31, 2022, were $2.1 million and $6.7 million, respectively.
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
Prior to such time as the Company satisfied the Warehouse Conditions, its obligations under the purchase agreements were guaranteed by an affiliate of the Adviser. On May 10, 2022, conditions under the purchase agreement with Macquarie were met and the Company was obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of June 8, 2022, the Company settled the 4 warehouse investments that the Financing Providers purchased having an aggregate funded principal of $129.2 million and aggregate cost of $127.0 million. As of December 31, 2022, there were no purchase agreements outstanding with the Financing Providers.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2022, management was not aware of any pending or threatened litigation.

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
The following tables summarizes transactions with respect to shares of the Company's common stock during the years ended December 31, 2022 and December 31, 2021:

	For the Year Ended December 31, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	10,701,296	$107,249	106,732	$1,065	8,221,693	$81,980	19,029,721	$190,295
Shares/gross proceeds from the private placements	—	—	—	—	81,114,960	809,660	81,114,960	809,660
Reinvestment of distributions	79,019	789	287	3	1,343,126	13,386	1,422,432	14,178
Repurchased shares	—	—	—	—	(2,876,529)	(28,762)	(2,876,529)	(28,762)
Total shares/gross proceeds	10,780,315	$108,038	107,019	$1,068	87,803,250	$876,264	98,690,584	$985,370
Sales load	—	(581)	—	—	—	—	—	(581)
Total shares/net proceeds	10,780,315	$107,457	107,019	$1,068	87,803,250	$876,264	98,690,584	$984,789

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

	From Inception (June 22, 2021) to December 31, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	—	$—	15,100	$151	15,100	$151
Shares/gross proceeds from the private placements	—	—	—	—	—	—	—	—
Reinvestment of distributions	—	—	—	—	—	—	—	—
Repurchased shares	—	—	—	—	—	—	—	—
Total shares/gross proceeds	—	$—	—	$—	15,100	$151	15,100	$151
Sales load	—	—	—	—	—	—	—	—
Total shares/net proceeds	—	$—	—	$—	15,100	$151	15,100	$151
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
The changes to the Company's offering price per share since the commencement of the Company's initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)
June 1, 2022	$9.96	$—	$9.96
July 1, 2022	$9.81	$—	$9.81
August 1, 2022	$10.00	$—	$10.00
September 1, 2022	$10.03	$—	$10.03
October 1, 2022	$9.93	$—	$9.93
November 1, 2022	$9.97	$—	$9.97
December 1, 2022	$10.01	$—	$10.01
(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)
June 1, 2022	$9.96	$—	$9.96
July 1, 2022	$9.81	$—	$9.81
August 1, 2022	$10.00	$—	$10.00
September 1, 2022	$10.04	$—	$10.04
October 1, 2022	$9.93	$—	$9.93
November 1, 2022	$9.97	$—	$9.97
December 1, 2022	$10.01	$—	$10.01
(1) Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial offering price	$10.00	$—	$10.00
June 1, 2022	$9.96	$—	$9.96
July 1, 2022	$9.81	$—	$9.81
August 1, 2022	$10.00	$—	$10.00
September 1, 2022	$10.04	$—	$10.04
October 1, 2022	$9.93	$—	$9.93
November 1, 2022	$9.97	$—	$9.97
December 1, 2022	$10.01	$—	$10.01
Distributions
The Board intends to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.
The following table presents cash distributions per share that were declared for the year ended December 31, 2022:

Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)(4)
($ in thousands, except per share amounts)				Class S	Class D	Class I
May 3, 2022	May 31, 2022	June 23, 2022	$0.04583	$—	$—	$2,449
June 24, 2022	June 30, 2022	July 26, 2022	0.05810	4	—	3,435
July 25, 2022	July 31, 2022	August 24, 2022	0.06131	70	—	4,044
August 23, 2022	August 31, 2022	September 26, 2022	0.06458	169	—	4,511
September 26, 2022	September 30, 2022	October 26, 2022	0.07112	336	—	5,424
October 21, 2022	October 31, 2022	November 26, 2022	0.07112	461	2	5,881
November 22, 2022	November 30, 2022	December 23, 2022	0.07478	620	4	6,462
December 21, 2022	December 30, 2022	January 26, 2023	0.07478	728	8	6,567
		Total	$0.52162	$2,388	$14	$38,773
(1) On November 22, 2022, the Board declared a special distribution of $0.07500 per share, payable on or before February 28, 2023 to shareholders of record as of January 31, 2023.
(2) Distributions per share are gross of shareholder servicing fees.
(3) Distribution amounts are net of shareholder servicing fees.
(4) The Company commenced operations on May 2, 2022.

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
The following table reflects the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the period May 2, 2022 (commencement of operations) to December 31, 2022:

	For the Year Ended December 31, 2022~~(1)~~
Source of Distribution(3)	Per Share(2)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.75909	$58,843	142.9%
Net realized gain (loss) on investments	0.00017	17	—%
Distributions in excess of (undistributed) net investment income	(0.23764)	(17,685)	(42.9)%
Total	$0.52162	$41,175	100.0%

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

(1) The Company commenced operations on May 2, 2022.
(2) Distributions per share are gross of shareholder servicing fees.
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
The following table reflects the share repurchase activity of the Company for the year ended December 31, 2022:

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
August 25, 2022	I	September 30, 2022	$6,703	$9.93	675,034
November 28, 2022	I	December 30, 2022	$22,059	$10.02	2,201,495
Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the year ended December 31, 2022:

	For the Year Ended December 31, 2022(1)
($ in thousands, except per share amounts)	Class S(2)	Class D(3)	Class I
Increase (decrease) in net assets resulting from operations	$3,001	$19	$42,712
Weighted average shares of common stock outstanding—basic and diluted	5,219,284	64,617	72,916,367
Earnings (loss) per common share—basic and diluted	$0.57	$0.29	$0.59
(1)The Company commenced operations on May 2, 2022.
(2)Class S were first issued on June 1, 2022.
(3)Class D were first issued on October 3, 2022.

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
The Company has elected to be treated for federal income tax purposes, and intends to qualify annual thereafter, as a RIC under Subchapter M of the Code. As a RIC, the Company generally will not have to pay federal income taxes at corporate rates on any ordinary income or capital gains that the Company distributes to its shareholders from its tax earnings and profits. To obtain and maintain its RIC tax treatment, it must, among other things, meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.
For the year ended December 31, 2022, the Company recorded $0.3 million for U.S. federal excise tax:

($ in thousands)	For the Year Ended December 31, 2022(1)(2)
Increase (decrease) in net assets resulting from operations	$45,732
Adjustments:
Net unrealized (gain) loss on investments	13,154
Excise tax	287
Other book-tax differences	(9,927)
Taxable Income	$49,246
(1) The Company commenced operations on May 2, 2022.
(2) Tax information for the fiscal year ended December 31, 2022 is estimated and is not considered final until the Company files its tax return.
Total distributions declared during the year ended December 31, 2022 of $41.2 million were derived from ordinary income, determined on a tax basis. For the calendar year ended December 31, 2022, the Company had $8.1 million of undistributed ordinary income, no undistributed capital gains, as well as $3.2 million of net unrealized gains (losses) on investments and no other temporary differences. For the year ended December 31, 2022, 91.5% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
During the year ended December 31, 2022, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences were principally related to $0.3 million attributable to U.S. federal income tax, including excise taxes.
As of December 31, 2022, the net estimated unrealized loss for U.S. federal income tax purposes was $8.2 million based on a tax cost basis of $2.0 billion. As of December 31, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $14.4 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $6.2 million.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements - Continued
Note 11. Financial Highlights
The following are the financial highlights for a common share outstanding during the year ended December 31, 2022:

	For the Year Ended December 31, 2022(1)
($ in thousands, except share and per share amounts)	Class S common stock(8)	Class D common stock(9)	Class I common stock
Per share data:
Net asset value, at beginning of period	$9.96	$9.93	$10.00
Results of operations:
Net investment income(2)	0.64	0.28	0.76
Net realized and unrealized gain (loss)(3)	(0.10)	0.03	(0.22)
Net increase (decrease) in net assets resulting from operations	0.54	0.31	0.54
Shareholder distributions:
Distributions from net investment income(4)	(0.48)	(0.22)	(0.52)
Distributions from net realized gains(10)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(0.48)	(0.22)	(0.52)
Total increase (decrease) in net assets	0.06	0.09	0.02
Net asset value, at end of period	$10.02	$10.02	$10.02

Total Return(5)	5.0%	5.4%	5.6%

Ratios
Ratio of net expenses to average net assets(6)(7)	N.M	N.M	N.M
Ratio of net investment income to average net assets(7)	10.8%	6.8%	11.3%
Portfolio turnover rate	N.M	N.M	N.M

Supplemental Data
Weighted-average shares outstanding	5,219,284	64,617	72,916,367
Shares outstanding, end of period	10,780,315	107,019	87,818,350
Net assets, end of period	$108,073	$1,073	$880,351
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
(6)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. From May 2, 2022 (commencement of operations) through December 31, 2022, the total operating expenses to average net assets were not meaningful for Class S, Class D and Class I common stock.
(7)The ratio reflects an annualized amount from May 2, 2022 (commencement of operations) through December 31, 2022, except in the case of non-recurring expenses (e.g., initial organization expenses) and offering expenses, where applicable.
(8)Class S were first issued on June 1, 2022.
(9)Class D were first issued on October 3, 2022.
(10)The distributions from net realized gain (loss) on investments per share for the year ended December 31, 2022, rounds to less than $0.01 per share.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements - Continued
Note 12. Subsequent Events
The Company's management evaluated subsequent events through the date of these financial statements. There have been no subsequent events to disclose except for the following:
On January 25, 2023, our Board declared a distribution of $0.07478 per share, payable on or before February 28, 2023 to shareholders of record as of January 31, 2023.
On February 21, 2023, our Board declared a distribution of $0.07478 per share, payable on or before March 31, 2023 to shareholders of record as of February 28, 2023.
As of March 8, 2023, the Company has issued approximately 14.7 million shares of its Class S common stock, approximately 95.8 million shares of its Class I common stock and 0.4 million shares of its Class D common stock and has raised total gross proceeds of approximately $148.1 million, $956.9 million, and $3.7 million respectively, including seed capital of $1,000 contributed by its Adviser in September 2021 and approximately $50.0 million in gross proceeds raised from Feeder FIC ORTIC and Blue Owl Holdings, entities affiliated with the Adviser. In addition, the Company has received $65.3 million in subscription payments which the Company accepted on March 3, 2023 and which is pending the Company’s determination of the net asset value per share applicable to such purchase.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.
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
(b)Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
This annual report does not include an attestation report of the company's independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

(c) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our Board of Directors
As of December 31, 2022, our Board consisted of seven members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2025 annual meeting of shareholders; the terms of our Class II directors will expire at the 2023 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2024 annual meeting of shareholders.
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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Eric Kaye, 59	Director	Founder of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class II Director since 2021; Term expires in 2023	7	Owl Rock Capital Corporation (“ORCC”)
Owl Rock Capital Corporation II (“ORCC II”)
Owl Rock Capital Corporation III (“ORCC III”)
Owl Rock Core Income Corp. ("ORCIC")
Owl Rock Technology Finance Corp. ("ORTF")
					Owl Rock Technology Finance Corp. II ("ORTF II")
Victor Woolridge, 66	Director	Managing Director of Barings Real Estate Advisers LLC	Class II Director since 2021; Term expires in 2023	7	ORCC ORCC II ORCC III ORCIC ORTF ORTF II
Christopher M. Temple, 55	Director	President of DelTex Capital LLC	Class III Director since 2021; Term expires in 2024	7	ORCC ORCC II ORCC III ORCIC ORTF ORTF II Plains All American Pipeline Company
Melissa Weiler, 58	Director	Private Investor Managing Director and member of the Management Committee of Crescent Capital Group (through 2020)	Class III Director since 2021, Term expires in 2024	7	ORCC ORCC II ORCC III ORCIC ORTF ORTF II Jefferies Financial Group Inc.
Edward D'Alelio, 70	Chairman of the Board, Director	Retired	Class I Director since 2021; Term expires in 2025	7	ORCC ORCC II ORCC III ORCIC ORTF ORTF II Blackstone/GS O Long Short Credit Fund Blackstone/GS O Sen. Flt Rate Fund

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Interested Directors(4)
Craig W. Packer, 56	Chief Executive Officer, President and Director	Co-Founder of Owl Rock Capital Partners Co-Founder and Senior Managing Director of Blue Owl Co-Chief Investment Officer of each of the Owl Rock Advisers President and Chief Executive Officer of the Owl Rock BDCs" Co-Head of Leveraged Finance in the Americas, Goldman Sachs	Class I Director since 2021; Term expires in 2025	7	ORCC ORCC II ORCC III ORCIC ORTF ORTF II Blue Owl Capital Inc. ("Blue Owl")
Alan Kirshenbaum, 51	Executive Vice President and Director	Chief Financial Officer of Blue Owl Executive Vice President of the Owl Rock BDCs Chief Financial Officer of Sixth Street Specialty Lending, Inc. (formerly, TPG Specialty Lending, Inc.)	Class I Director since 2022; Term expires 2025	7	ORTF ORTF II Blue Owl
_______________
(1)The address for each director is c/o Owl Rock Technology Income Corp., 399 Park Avenue, 37th Floor, New York, New York 10022.
(2)Directors serve for three-year terms until the next annual meeting of shareholders and until their successors are duly elected and qualified.
(3)The term “Fund Complex” refers to the Owl Rock BDCs. Directors and officers who oversee the funds in the Fund Complex are noted.
(4)“Interested person” of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the “1940 Act”). Messrs. Packer and Kirshenbaum is an “interested person” because of his affiliation with the Adviser.
Independent Directors

Mr. Kaye is the founder of Kayezen, LLC, a physical therapy and fitness equipment design company. Prior to founding Kayezen, LLC, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle-market companies. Prior to joining UBS, Mr. Kaye served as Global Co-Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of ORCC and ORCC II, respectively, since August 2018 he has served on the board of directors of ORTF, since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively and since August 2021 and November 2021 he has served on the boards of directors of the Company and ORTF II, respectively. Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.
We believe Mr. Kaye’s management positions and experiences in the middle-market provide the Board with valuable insight.
Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC (“Barings”), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge most recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets – Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) (“Cornerstone”) from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC (“Babson”) from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board’s Committee on Administration and Finance. Mr. Woolridge has also served on the UMass Foundation’s investment committee and as trustee for University of Massachusetts Global since 2021. Since 2022, Mr. Woolridge has served as a director of Trumbull Property Income Fund and Fallon Health. Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board’s compensation, finance, governance and strategy committees. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member. Mr.

Woolridge joined the boards of directors of the Company, ORCC, ORCC II, ORCC II, ORTF, ORCIC and ORTF II in November 2021.
We believe Mr. Woolridge’s numerous management positions and broad experiences in the asset management and financial services sectors provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.
Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Mr. Temple has served as an Operating Executive/Senior Advisor for Tailwind Capital, LLC, a New York based middle-market private equity firm since June 2011. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple has served on the board of directors of Plains GP Holdings, L.P., the general partner of Plains All American Pipeline Company since November 2016 and has served as a member of the Plains GP Holdings, L.P. compensation committee since November 2020 and as a director of Plains All American Pipeline, L.P.’s (“PAA”) general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, as part of his role with Tailwind, Mr. Temple has served on private boards including Brawler Industries, and National HME and currently serves on the boards of Loenbro, Inc. and HMT, LLC. Since March 2016 and November 2016 he has served on the boards of directors of ORCC and ORCC II, respectively, since August 2018 he has served on the board of directors of ORTF since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC., respectively and since August 2021 and November 2021 he has served on the boards of directors of the Company and ORTF II respectively. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.
We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the Board.
Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. Ms. Weiler has served on the board of directors of Jefferies Financial Group Inc. since July 2021. She is a member of the Cedars-Sinai Board of Governors and is actively involved in 100 Women in Finance. Ms. Weiler joined the boards of ORCC, ORCC II, ORCC III, ORTF and ORCIC in February 2021, the Company in August 2021, and ORTF II in November 2021. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania.
We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board.
Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston — School of Management. He is also chair of the investment committee of the UMass Foundation. He serves on the Advisory Committees of Ceres Farms. Since September 2009, he has served as director of Vermont Farmstead Cheese. Since January 2008 he has served on the boards of directors of Blackstone/GSO Long Short Credit Fund & Blackstone/GSO Sen. Flt Rate Fund. Since March 2016 and November 2016, he has served on the boards of directors of ORCC and ORCC II, respectively, since August 2018 he has served on the board of directors of ORTF., since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively and since August 2021 and November 2021 he has served on the boards of directors of the Company and ORTF II, respectively. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care, Trump Entertainment Resorts and UMass Memorial Hospital. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.
We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the board of directors.

Interested Directors
Mr. Packer the President and Chief Executive Officer of the Owl Rock BDCs, the Co-Chief Investment Officer of each of the Owl Rock Advisers, is a member of the Investment Committee of each of the Owl Rock Advisers, and was a Co-Founder of Owl Rock Capital Partners. Mr. Packer is also a Co-Founder and Senior Managing Director of Blue Owl, a member of Blue Owl’s Executive Committee and a member of Blue Owl’s board of directors. In addition, Mr. Packer has served on the boards of directors of ORCC and ORCC II since March 2016 and November 2016, respectively, on the board of directors of ORTF since August 2018, on the boards of directors of ORCC III and ORCIC since February 2020 and September 2020, respectively and since August 2021 and November 2021 he has served on the boards of directors of the Company and ORTF II, respectively. Prior to co-founding Owl Rock, Mr. Packer was Co-Head of Leveraged Finance in the Americas at Goldman, Sachs & Co., where he served on the Firm-wide Capital Committee, Investment Banking Division (“IBD”) Operating Committee, IBD Client and Business Standards Committee and the IBD Risk Committee. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs, Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette Mr. Packer serves as Treasurer and member of the Board of Trustees of Greenwich Academy, and Co-Chair of the Honorary Board of Kids in Crisis, a non-profit organization that serves children in Connecticut, and on the Advisory Board for the McIntire School of Commerce, University of Virginia. Mr. Packer earned a B.S. from the University of Virginia and an M.B.A. from Harvard Business School.
We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry-specific knowledge and expertise on these and other matters, and his history with us and the Adviser, provide an important skillset and knowledge base to the Board.
Mr. Kirshenbaum is the Chief Financial Officer of Blue Owl and also serves as a director of the Company since August 2021 and ORTF II since November 2021 and Executive Vice President of ORCIC, ORCC II, ORCC III, ORTF, ORTF II, and the Company. In addition, prior to May 19, 2021, Mr. Kirshenbaum served on the boards of directors of ORCC, ORCC II, ORTF, ORCC III and ORCIC. Previously, Mr. Kirshenbaum served as Chief Operating Officer and Chief Financial Officer of ORCC III and ORTF, and as Chief Operating Officer of ORCC II, ORCC III and ORCIC. Prior to Owl Rock, Mr. Kirshenbaum was Chief Financial Officer of Sixth Street Specialty Lending (fka TPG Specialty Lending, Inc.), a BDC traded on the NYSE (TSLX). Mr. Kirshenbaum was responsible for building and overseeing TSLX’s finance, treasury, accounting and operations functions from August 2011 through October 2015, including during its initial public offering in March 2014. From 2011 to 2013, Mr. Kirshenbaum also was Chief Financial Officer of TPG Special Situations Partners. From 2007 to 2011, Mr. Kirshenbaum was the Chief Financial Officer of Natsource, a private investment firm and, prior to that, Managing Director, Chief Operating Officer and Chief Financial Officer of MainStay Investments. Mr. Kirshenbaum joined Bear Stearns Asset Management (“BSAM”) in 1999 and was BSAM’s Chief Financial Officer from 2003 to 2006. Before joining BSAM, Mr. Kirshenbaum worked in public accounting at KPMG and J.H. Cohn. Mr. Kirshenbaum is actively involved in a variety of non-profit organizations including the Boy Scouts of America and as trustee for the Jewish Federation of Greater MetroWest NJ. Mr. Kirshenbaum also is a member of the Rutgers University Dean’s Cabinet. Mr. Kirshenbaum received a B.S. from Rutgers University and an M.B.A. from New York University Stern School of Business.
We believe Mr. Kirshenbaum’s finance and operations experience, including serving as chief financial officer for a publicly traded business development company and prior experience going through the initial public offering process, as well as a history with us and the Adviser, provide an important skillset and knowledge base to the Board.
Meetings and Attendance
The Board met sixteen times during 2022 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2022.
Board Attendance at the Annual Meeting
Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time.
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
Communications with Directors
Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual directors or any group or committee of directors, correspondence should be addressed to the Board or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent to Owl Rock Technology Income Corp., 399 Park Avenue, 37th Floor, New York, New York 10022, Attention: Secretary.
Committees of the Board
The Board has an Audit Committee and a Nominating and Corporate Governance Committee and may form additional committees in the future. A brief description of each committee is included in this Form 10-K and the charters of the Audit and Nominating and Corporate Governance Committees can be accessed on the Company's website at www.owlrocktech.com.
As of the date of this Form 10-K, the members of each of the Board’s committees are as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee
Edward D'Alelio	Edward D'Alelio
Christopher M. Temple	Christopher M. Temple
Eric Kaye	Eric Kaye
Melissa Weiler	Melissa Weiler
Victor Woolridge	Victor Woolridge
Audit Committee Governance, Responsibilities and Meetings
In accordance with its written charter adopted by the Board, the Audit Committee:
(a)assists the Board’s oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm;
(b)prepares an Audit Committee report, if required by the SEC, to be included in our annual proxy statement;
(c)oversees the scope of the annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls;
(d)determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation thereof;
(e)pre‑approves all audit and non‑audit services provided to us and certain other persons by such independent registered public accounting firm; and
(f)acts as a liaison between our independent registered public accounting firm and the Board.

The Audit Committee had six formal meetings in 2022.
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
(a)recommends to the Board persons to be nominated by the Board for election at the Company’s meetings of our shareholders, special or annual, if any, or to fill any vacancy on the Board that may arise between shareholder meetings;
(b)makes recommendations with regard to the tenure of the directors;
(c)is responsible for overseeing an annual evaluation of the Board and its committee structure to determine whether the structure is operating effectively; and
(d)recommends to the Board the compensation to be paid to the independent directors of the Board.
The Nominating and Corporate Governance Committee will consider for nomination to the Board candidates submitted by our shareholders or from other sources it deems appropriate.
The Nominating and Corporate Governance Committee had four formal meetings in 2022.
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
In evaluating director nominees, the Nominating and Corporate Governance Committee considers, among others, the following factors:
•whether the individual possesses high standards of character and integrity, relevant experience, a willingness to ask hard questions and the ability to work well with others;
•whether the individual is free of conflicts of interest that would violate applicable law or regulation or interfere with the proper performance of the responsibilities of a director;
•whether the individual is willing and able to devote sufficient time to the affairs of the Company and be diligent in fulfilling the responsibilities of a director and Board Committee member;
•whether the individual has the capacity and desire to represent the balanced, best interests of the shareholder as a whole and not a special interest group or constituency; and
•whether the individual possesses the skills, experiences (such as current business experience or other such current involvement in public service, academia or scientific communities), particular areas of expertise, particular backgrounds, and other characteristics that will help ensure the effectiveness of the Board and Board committees.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the year ended December 31, 2022, all Section 16(a) filing requirements applicable to such persons were timely filed.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Our Code of Business Conduct and Ethics can be accessed on our website at www.owlrocktech.com.
There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct and Ethics, we will promptly disclose the nature of the amendment or waiver on our website at www.owlrocktech.com as well as file a Form 8‑K with the Securities and Exchange Commission.
Information about Executive Officers Who Are Not Directors
The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Karen Hager	50	Chief Compliance Officer	2021
Bryan Cole	38	Chief Financial Officer and Chief Operating Officer	2021
Matthew Swatt	34	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller	2021
Shari Withem	40	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller	2021
Jennifer McMillon	45	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller	2022
Neena Reddy	45	Vice President and Secretary	2021
Jonathan Lamm	48	Vice President	2021
The address for each of our executive officers is c/o Owl Rock Technology Income Corp., 399 Park Avenue, 37th Floor, New York, New York 10022.
Ms. Hager is a Managing Director of Blue Owl and also serves as the Chief Compliance Officer of each of the Owl Rock BDCs, Blue Owl and each of Blue Owl’s registered investment advisers, including the Owl Rock Advisers. Prior to joining Owl Rock in

March 2018, Ms. Hager was Chief Compliance Officer at Abbott Capital Management. Previous to Abbott, Ms. Hager worked as SVP, Director of Global Compliance and Chief Compliance Officer at The Permal Group, and as Director of Compliance at Dominick & Dominick Advisors LLC. Ms. Hager was a Senior Securities Compliance Examiner/Staff Accountant at the U.S. Securities and Exchange Commission. Ms. Hager received a B.S. in Accounting from Brooklyn College of the City University of New York.
Mr. Cole is a Managing Director of Blue Owl and serves as the Chief Operating Officer and Chief Financial Officer of the Company, ORCC II, ORCC III, and ORCIC , and as the Chief Accounting Officer and Controller for ORCC, ORTF and ORTF II. Prior to joining Owl Rock in January 2016, Mr. Cole was Assistant Controller of Business Development Corporation of America, a non-traded business development company, where he was responsible for overseeing the finance, accounting, financial reporting, operations and internal controls functions. Preceding that role, Mr. Cole worked within the Financial Services — Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisers, hedge funds, business development companies and private equity funds. Mr. Cole received a B.S. in Accounting from Fordham University and is a licensed Certified Public Accountant in New York.
Mr. Swatt is a Managing Director of Blue Owl and also serves as the Co-Chief Accounting Officer of the Company, ORCC II, ORCC III and ORCIC, and as the Co-Treasurer and Co-Controller of each of the Owl Rock BDCs. Prior to joining Owl Rock in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services—Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.
Ms. Withem is a Managing Director of Blue Owl and also serves as the Co-Chief Accounting Officer of the Company, ORCC II, ORCC III and ORCIC, and as the Co-Treasurer and Co-Controller of each of the Owl Rock BDCs. Prior to joining Owl Rock in March 2018, Ms. Withem was Vice President of Sixth Street Specialty Lending, Inc. (formerly TPG Specialty Lending Inc.), a business development company traded on the NYSE (TSLX), where she was responsible for accounting, financial reporting, treasury and internal controls functions. Preceding that role, Ms. Withem worked for MCG Capital Corporation, a business development company formerly traded on the Nasdaq (MCGC) and Deloitte in the Audit and Assurance Practice. Ms. Withem received a B.S. in Accounting from James Madison University and is a licensed Certified Public Accountant in Virginia.
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
Ms. Reddy is a Managing Director, the General Counsel and the Secretary of Blue Owl, Chief Legal Officer of all of Blue Owl’s registered investment advisers, including the Owl Rock Advisers and a member of the firm’s Executive Committee and Operating Committee. Ms. Reddy also serves as Vice President and Secretary of each of the Owl Rock BDCs. Prior to joining Owl Rock from June 2010 to April 2019, Ms. Reddy was associate general counsel at Goldman, Sachs & Co LLD, dedicated to Goldman Sachs Asset Management L.P., where she was responsible for GSAM managed direct alternative products, including private credit. Prior to GSAM, Ms. Reddy practiced as a corporate attorney at Boies Schiller Flexner LLP and Debevoise & Plimpton LLP. Prior to becoming an attorney, Ms. Reddy was a financial analyst in the private wealth division at Goldman, Sachs & Co. Ms. Reddy received a B.A. in English, magna cum laude, from Georgetown University and a J.D. from New York University School of Law.
Mr. Lamm is a Managing Director of Blue Owl, a Vice President of the Company, ORCC II, ORCC III and ORCIC, and the Chief Operating Officer and Chief Financial Officer of ORCC, ORTF and ORTF II. Prior to joining Owl Rock, a division of Blue Owl, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. (“GSBD”), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD’s finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief

Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.
Portfolio Managers
The management of our investment portfolio is the responsibility of our Adviser and the Investment Committee. We consider these individuals to be our portfolio managers. The members of the Investment Committee function as portfolio manager. Each member of the Investment Committee is primarily responsible for the day-to-day management of portfolio, and each is responsible for determining whether to make prospective investments and monitoring the performance of the investment portfolio. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Erik Bissonnette, Pravin Vazirani and Jon ten Oever. The Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by our Adviser on its behalf. In addition, the Investment Committee reviews and determines whether to make prospective investments and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Investment Committee. Follow-on investments in existing portfolio companies may require the Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Investment Committee. The compensation packages of certain Investment Committee members from our Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided.
The investment team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of our Adviser’s senior executive team and the Investment Committee. The investment team, under the Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures the Company’s investments and monitors the Company’s portfolio companies on an ongoing basis.
None of our Adviser’s investment professionals will receive any direct compensation from the Company in connection with the management of the Company’s portfolio. Certain members of the Investment Committee, through their financial interests in our Adviser, are entitled to a portion of the profits earned by our Adviser, which includes any fees payable to our Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by our Adviser in performing its services under the Investment Advisory Agreement.
Certain members of the investment team perform a similar role for ORCC, which is traded on the New York Stock Exchange under the symbol “ORCC,” ORCC II, ORCC III, ORTF, ORCIC and ORTF II, from which our Adviser and its affiliates may receive incentive fees. See "ITEM 1. BUSINESS – Affiliated Transactions" for a description of the Owl Rock Advisers' allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See "ITEM 1A. RISK FACTORS —We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interests" for a discussion of potential conflicts of interests.
The members of the Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Erik Bissonnette, Pravin Vazirani and Jon ten Oever. Information regarding the Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965
Erik Bissonnette	1979
Pravin Vazirani	1973
Jon ten Oever	1972
In addition to managing our investments, as of December 31, 2022, our portfolio managers also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Owl Rock Technology Finance Corp.	Business development company	U.S. middle-market technology lending	$6,663.4
Owl Rock Technology Finance Corp. II	Business development company	U.S. middle-market technology lending	$2,513.8
In addition to managing our investments, as of December 31, 2022, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, and Alexis Maged also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Owl Rock Capital Corporation	Business development company	U.S. middle-market lending	$13,584.9
Owl Rock Capital Corporation II	Business development company	U.S. middle-market lending	$2,326.5
Owl Rock Capital Corporation III	Business development company	U.S. middle-market lending	$3,552.7
Owl Rock Core Income Corp.	Business development company	U.S. middle-market lending	$11,036.4
As of December 31, 2022, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, and Alexis Maged also managed private funds (the "Owl Rock Private Funds" and together with the Owl Rock BDCs, the "Owl Rock Clients") with a total of approximately $7.1 billion in gross assets.
The management and incentive fees payable by the Owl Rock Clients are based on the gross assets and performance of each Owl Rock Client.
Biographical information regarding the members of the Investment Committee who are not directors or executive officers of the Company is as follows:
Douglas I. Ostrover
Mr. Ostrover serves as Chief Executive Officer and Co-Chief Investment Officer of each of the Owl Rock Advisers, is a member of the Investment Committee of each of the Owl Rock BDCs and was a Co-Founder of Owl Rock Capital Partners LP. Mr. Ostrover is also a Co-Founder and Chief Executive Officer of Blue Owl, a member of Blue Owl’s Executive Committee, and a member of Blue Owl’s board of directors. Mr. Ostrover served on the boards of ORCC and ORCC II from 2016-2021, on the board of directors of ORTF from 2018-2021 and on the boards of directors of ORCC III and ORCIC from 2020-2021. Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone’s alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co-Head of CSFB’s Leveraged Finance Group, during which time he was responsible for all of CSFB’s origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover was a member of CSFB’s Management Council and the Fixed Income Operating Committee. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette (“DLJ”), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ’s high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-profit organizations including serving on the board of directors of the Michael J. Fox Foundation and the Mount Sinai Health Systems. Mr. Ostrover is also a board member of the Brunswick School. Mr. Ostrover received a B.A. in Economics from the University of Pennsylvania and an M.B.A. from New York University Stern School of Business.
Marc S. Lipschultz
Mr. Lipschultz serves as the Co-Chief Investment Officer of each of the Owl Rock Advisers, a member of the Adviser’s Investmetn Committee and was a Co-Founder of Owl Rock Capital Partners. Mr. Lipschultz is also a Co-Founder and Co-President of Blue Owl, a member of Blue Owl’s Executive Committee and a member of Blue Owl’s board of directors. Prior to founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR, and he served on the firm’s Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, infrastructure and direct-asset investing. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. He received an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University and an M.B.A. with high distinction, Baker Scholar, from Harvard Business School. Mr. Lipschultz serves on the board of the Hess Corporation, and is actively involved in a variety of non-profit organizations, serving as a trustee or board member of the 92nd Street Y, American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School and Stanford University Board of Trustees.
Alexis Maged
Mr. Maged is a Managing Director in the Owl Rock division of Blue Owl and also serves as the Head of Credit for each of the Owl Rock Advisers and as Vice President of each of the Owl Rock BDCs, and is a member of the Investment Committee of each of the Owl Rock Advisers. Prior to joining Owl Rock in January 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York-based provider of pet-themed products and technology, from September 2014 to November 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co-Chair of the Credit Markets Capital Committee and a member of the Firm-wide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid-2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette. Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received a B.A. from Vassar College and an M.B.A. from New York University Stern School of Business.
Erik Bissonnette
Mr. Bissonnette is a Managing Director of Blue Owl and is a member of our Adviser’s Investment Committee. Prior to joining Owl Rock in 2018, Mr. Bissonnette was a Managing Director and Head of Technology Leveraged Finance at Capital Source from 2009 to 2017. Preceding Capital Source, Mr. Bissonnette was an Associate at ABS Capital Partners from 2007 to 2009. Prior to that, Mr. Bissonnette was an Associate at Wachovia Securities for four years, and Analyst at Banc of America Securities from 2001 to 2003. Mr. Bissonnette received a B.A. in Economics with a double major in English from Wake Forest University.
Pravin Vazirani
Mr. Vazirani is a Managing Director of Blue Owl and is a member of our Adviser’s Investment Committee. Prior to joining Owl Rock in 2018, Mr. Vazirani was a partner with Menlo Ventures. While at Menlo Ventures Mr. Vazirani focused on investments in the SaaS, cloud and e-commerce sectors. Mr. Vazirani’s prior investments include Carbonite (IPO: CARB); Centrality Communications (acquired by SiR F Holdings); EdgeCast Networks (acquired by Verizon); Credant Technologies (acquired by Dell); Like.com (acquired by Google); and newScale (acquired by Cisco Systems). Mr. Vazirani’s current investments and board seats include BlueVine, Pillpack, Poshmark, Signifyd, and Stance. Mr. Vazirani started his career as an engineer working at the Jet Propulsion Laboratory. Later, Mr. Vazirani worked for Pacific Communication Sciences and ADC Telecommunications as a product manager. Mr. Vazirani holds BS and MS degrees in electrical engineering from MIT, and an MBA from the Harvard University Graduate School of Business.
Jon ten Oever
Mr. ten Oever is a Managing Director in the Owl Rock division of Blue Owl, serves as the Head of Technology Credit for each of the Owl Rock Advisers and, effective September 1, 2021, serves as a member of the Investment Committee of the Adviser. Prior to joining Owl Rock in 2019, Mr. ten Oever was a Managing Director at Goldman Sachs & Co. from 2007 until 2019. At Goldman Sachs & Co., Mr. ten Oever held several positions in the Americas Financing Group’s Leveraged Finance Group, including leadership of the TMT and Healthcare verticals. Prior to working at Goldman Sachs, Mr. ten Oever was a Vice President at Credit Suisse Securities (USA) LLC, in the Media & Telecom Group from 2000 until 2007 and an attorney at Sullivan & Cromwell LLP from 1997 until 2000. Mr. ten Oever received a B.A. from Huron College at the University of Western Ontario in 1994 and a J.D. from the Yale Law School in 1997.
The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Investment Committee as of March 3, 2023 stated as one of the following dollar ranges: None; $1 – $10,000; $10,001 – $50,000; $50,001 – $100,000; or Over $100,000. For purposes of this Annual Report, the term “Fund Complex” is defined to include the Owl Rock BDCs.

Name	Dollar Range of Equity Securities in Owl Rock Technology Income Corp.(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Douglas I. Ostrover	over $100,000	over $100,000
Marc S. Lipschultz	over $100,000	over $100,000
Craig W. Packer	—	over $100,000
Alexis Maged	—	over $100,000
Erik Bissonnette	—	over $100,000
Pravin Vazirani	—	over $100,000
Jon ten Oever	—	over $100,000
________________
(1)Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the Exchange Act.
(2)The dollar range of equity securities of the Company beneficially owned by members of the Investment Committee, if applicable, is calculated by multiplying the current net offering price per share times the number of shares beneficially owned.
(3)The dollar range of equity securities in the Fund Complex beneficially owned by members of the Investment Committee of the Company, if applicable, is the sum of (1) the closing price per share of Owl Rock Capital Corporation’s common stock on March 3, 2023 multiplied by the number of shares of Owl Rock Capital Corporation’s common stock beneficially owned by the Investment Committee Member, (2) the current net asset value per share of Owl Rock Capital Corporation II’s common stock, multiplied by the number of shares of Owl Rock Capital Corporation II’s common stock beneficially owned by the Investment Committee Member, (3) the current net asset value per share of Owl Rock Capital Corporation III’s common stock, multiplied by the number of shares of Owl Rock Capital Corporation III’s common stock beneficially owned by the Investment Committee Member, (4) the current net offering price per share of Owl Rock Core Income Corp.’s common stock beneficially owned by the Investment Committee Member, (5) the current net asset value per share of Owl Rock Technology Finance Corp.’s common stock, multiplied by the number of shares of Owl Rock Technology Finance Corp.’s common beneficially owned by the Investment Committee Member, (6) the current net asset value per share of Owl Rock Technology Finance Corp. II’s common stock, multiplied by the number of shares of Owl Rock Technology Finance Corp.’s common stock II beneficially owned by the Investment Committee Member, and (7) the total dollar range of equity securities in the Company beneficially owned by the Investment Committee member.
Item 11. Executive Compensation
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of our Adviser, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Our day-to-day investment operations will be managed by our Adviser. In addition, we reimburse our Adviser for our allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our officers and their respective staffs.
None of our officers will receive direct compensation from us. The compensation of our chief financial officer and chief compliance officer will be paid by our Administrator, subject to reimbursement by us of an allocable portion of such compensation for services rendered by them to us. To the extent that our Administrator outsources any of its functions we will pay the fees associated with such functions on a direct basis without profit to our Administrator.
Director Compensation
No compensation is expected to be paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in‑person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. These directors were Edward D’Alelio, Christopher M. Temple, Eric Kaye, Melissa Weiler, and Victor Woolridge. We pay each independent director the following amounts for serving as a director:

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
The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2022:

Name of Director	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$163,249	$163,249	$1,533,749
Brian Finn(1)	$8,551	$8,551	$202,067
Christopher M. Temple	$164,087	$164,087	$1,504,587
Eric Kaye	$159,087	$159,087	$1,417,984
Melissa Weiler	$146,615	$146,615	$1,382,115
Victor Woolridge	$149,115	$149,115	$1,394,615
(1) Mr. Finn resigned from the Board on February 23, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of March 3, 2023 the beneficial ownership as indicated in the Company’s books and records of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.
The percentage ownership is based on 110,400,142 shares of our common stock outstanding as of March 3, 2023. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Name and Address	Number of Shares Owned	Percentage of Class Outstanding
Interested Directors(1)
Craig W. Packer	None	—
Alan Kirshenbaum	None	—
Independent Directors(1)
Edward D'Alelio	None	—
Eric Kaye	None	—
Christopher M. Temple	None	—
Melissa Weiler	None	—
Victor Woolridge	None	—
Executive Officers(1)
Karen Hager	None	—
Bryan Cole	None	—
Neena Reddy	None	—
Matthew Swatt	None	—
Shari Withem	None	—
Jennifer McMillon	None	—
All officers and directors as a group (14 persons)	None	—
________________
(1)The address for all of the Company’s officers and directors is c/o Owl Rock Technology Advisors II LLC, 399 Park Avenue, 37th Floor, New York, NY 10022.

Dollar Range of Equity Securities Beneficially Owned by Directors
The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of March 3, 2023 stated as one of the following dollar ranges: None; $1‑$10,000; $10,001‑ $50,000; $50,001‑$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, Owl Rock Capital Corporation, Owl Rock Capital Corporation II, Owl Rock Capital Corporation III, Owl Rock Core Income Corp., Owl Rock Technology Finance Corp., and Owl Rock Technology Finance Corp. II.

Name of Director	Dollar Range of Equity Securities in Owl Rock Technology Income Corp.(1)(2)(3)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)(4)
Interested Directors
Craig W. Packer	None	over $100,000
Alan Kirshenbaum	None	over $100,000
Independent Directors
Edward D'Alelio	None	over $100,000
Eric Kaye	None	over $100,000
Christopher M. Temple	None	over $100,000
Melissa Weiler	None	over $100,000
Victor Woolridge	None	over $100,000
_______________
(1)Beneficial ownership has been determined in accordance with Rule 16a‑1(a)(2) of the Exchange Act.

(2)The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the current net offering price per share times the number of shares beneficially owned.
(3)The dollar range of equity securities beneficially owned are: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or over $100,000.
(4)The dollar range of equity securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (1) the closing price per share of Owl Rock Capital Corporation’s common stock on March 3, 2023 multiplied by the number of shares of Owl Rock Capital Corporation’s common stock beneficially owned by the director, (2) the current net asset value per share of Owl Rock Capital Corporation II’s common stock, multiplied by the number of shares of Owl Rock Capital Corporation II’s common stock beneficially owned by the director, (3) the current net asset value per share of Owl Rock Capital Corporation III’s common stock, multiplied by the number of shares of Owl Rock Capital Corporation III’s common stock beneficially owned by the director, (4) the current net offering price per share of Owl Rock Core Income Corp.’s common stock beneficially owned by director, (5) the current net asset value per share of Owl Rock Technology Finance Corp.’s common stock, multiplied by the number of shares of Owl Rock Technology Finance Corp.’s common beneficially owned by the director, (6) the current net asset value per share of Owl Rock Technology Finance Corp. II’s common stock, multiplied by the number of shares of Owl Rock Technology Finance Corp.’s common stock II beneficially owned by the director, and (7) the total dollar range of equity securities in the Company beneficially owned by the director.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Transactions
We have entered into both the Investment Advisory Agreement and the Administration Agreement with the Adviser. Pursuant to the Investment Advisory Agreement, we will pay the Adviser a base management fee and an incentive fee. See “ITEM 1. BUSINESS —Investment Advisory Agreement” for a description of how the fees payable to the Adviser will be determined. Pursuant to the Administration Agreement, we will reimburse the Adviser for expenses necessary to perform services related to our administration and operations. In addition, the Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The purpose of the Expense Reimbursement Agreement is to ensure that no portion of our distributions to shareholders will represent a return of capital for tax purposes.
Our executive officers, certain of our directors and certain other finance professionals of Blue Owl also serve as executives of the Owl Rock Advisers, and officers and directors of the Company and certain professionals of Blue Owl and our Adviser are officers of Blue Owl Securities. In addition, our executive officers and directors and the members of our Adviser and members of its Investment Committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do or of investment funds, accounts or other investment vehicles managed by our affiliates. These investment funds, accounts or other investment vehicles may have investment objectives similar to our investment objectives.
At times, we compete with the Owl Rock Clients, for capital and investment opportunities. As a result, we may not be given the opportunity to participate or participate fully in certain investments made by the Owl Rock Clients. This can create a potential conflict when allocating investment opportunities among us and such other Owl Rock Clients. An investment opportunity that is suitable for multiple clients of our Adviser and its affiliates may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, in order for our Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Owl Rock Advisers have put in place an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business.”
Allocation of Investment Opportunities
The Owl Rock Advisers intend to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with its investment allocation policy, so that no client of our Adviser or its affiliates is disadvantaged in relation to any other client of our Adviser or its affiliates, taking into account such factors as the relative amounts of capital available for new investments, cash on hand, existing commitments and reserves, the investment programs and portfolio positions of the participating investment accounts, the clients for which participation is appropriate, targeted leverage level, targeted asset mix and any other factors deemed appropriate. The Owl Rock Advisers intend to allocate common expenses among us and other clients of our Adviser and its affiliates in a manner that is fair and equitable over time or in such other manner as may be required by applicable law or the Investment Advisory Agreement. Fees and expenses generated in connection with potential portfolio investments that are not consummated will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Owl Rock Advisers and the Investment Advisory Agreement.
The Owl Rock Advisers have put in place an investment allocation policy that seeks to ensure the equitable allocation of investment opportunities and addresses the co-investment restrictions set forth under the 1940 Act. When we engage in co-investments as permitted by the exemptive relief described below, we will do so in a manner consistent with the Owl Rock Advisers’ investment allocation policy.
In situations where co-investment with other entities managed by our Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, a committee comprised of certain executive officers of the Owl Rock Advisers (including executive officers of our Adviser) along with other officers and employees, will need to decide whether we or such other entity or entities will proceed with the investment. The allocation committee will make these determinations based on the Owl Rock Advisers’ investment allocation policy, which generally requires that such opportunities be offered to eligible accounts in a manner that will be fair and equitable over time.
The Owl Rock Advisers’ investment allocation policy is designed to manage the potential conflicts of interest between our Adviser’s fiduciary obligations to us and its or its affiliates’ similar fiduciary obligations to other clients, including the Owl Rock Clients; however, there can be no assurance that the Owl Rock Advisers’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.
The allocation of investment opportunities among us and any of the other investment funds sponsored or accounts managed by our Adviser or its affiliates may not always, and often will not, be proportional. In general, pursuant to the Owl Rock Advisers’ investment allocation policy, the process for making an allocation determination includes an assessment as to whether a particular investment opportunity (including any follow-on investment in, or disposition from, an existing portfolio company held by us or another investment fund or account) is suitable for us or another investment fund or account including the Owl Rock Clients. In making this assessment, the Adviser may consider a variety of factors, including, without limitation: the investment objectives, guidelines and strategies applicable to the investment fund or account; the nature of the investment, including its risk-return profile and expected holding period; portfolio diversification and concentration concerns; the liquidity needs of the investment fund or account; the ability of the investment fund or account to accommodate structural, timing and other aspects of the investment process; the life cycle of the investment fund or account; legal, tax and regulatory requirements and restrictions, including, as applicable, compliance with the 1940 Act (including requirements and restrictions pertaining to co-investment opportunities discussed below); compliance with existing agreements of the investment fund or account; the available capital of the investment fund or account; diversification requirements for BDCs or RICs; the gross asset value and net asset value of the investment fund or account; the current and targeted leverage levels for the investment fund or account; and portfolio construction considerations. The relevance of each of these criteria will vary from investment opportunity to investment opportunity. In circumstances where the investment objectives of multiple investment funds or accounts regularly overlap, while the specific facts and circumstances of each allocation decision will be determinative, the Owl Rock Advisers may afford prior decisions precedential value.
Pursuant to the Owl Rock Advisers’ investment allocation policy, if, through the foregoing analysis, it is determined that an investment opportunity is appropriate for multiple investment funds or accounts, the Owl Rock Advisers generally will determine the appropriate size of the opportunity for each such investment fund or account. If an investment opportunity falls within the mandate of two or more investment funds or accounts, and there are no restrictions on such funds or accounts investing with each other, then each investment fund or account will receive the amount of the investment that it is seeking, as determined based on the criteria set forth above.
Certain allocations may be more advantageous to us relative to one or all of the other investment funds, or vice versa. While the Owl Rock Advisers will seek to allocate investment opportunities in a way that it believes in good faith is fair and equitable over time, there can be no assurance that our actual allocation of an investment opportunity, if any, or terms on which the allocation is made, will be as favorable as they would be if the conflicts of interest to which our Adviser may be subject did not exist.
Exemptive Relief
We rely on an order for exemptive relief (the "Order") that has been granted by the SEC to ORCA and its affiliates to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company. The Owl Rock Advisers' investment allocation policy incorporates the conditions of the exemptive relief.

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
Item 14. Principal Accounting Fees and Services.
KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2023. KPMG LLP acted as the Company's independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2021.
Fees
Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2022:

	For the Fiscal Year Ended December 31, 2022	For the Period from June 22 (inception) to December 31, 2021
Audit Fees(1)	$297,750	$86,500
Audit-Related Fees(2)	—	—
Tax Fees(3)	61,250	—
All Other Fees(4)	—	—
Total Fees	$359,000	$86,500
________________
(1)"Audit Fees" are fees billed for professional services rendered for the audit of the Company's annual financial statements and review of interim financial statements or services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.
(2)"Audit-Related Fees" are fees billed for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported under "Audit Fees."

(3)"Tax Fees" are fees billed services rendered by KPMG for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, customs and duties and international tax planning
(4)"All Other Fees" are fees billed for services other then those stated above.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this annual report:
(1)Financial Statements – Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this annual report on Form 10-K.
(2)Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements included in this annual report on Form 10-K.
(3)Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.
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
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit (a)(1) to the Company’s Registration Statement on Form N-2, filed on October 6, 2021).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit (b) to the Company’s Registration Statement on Form N-2, filed on October 6, 2021).
3.3	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 2, 2022).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 11, 2022).
4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Company’s Prospectus, filed on February 18, 2022).
4.2*	Description of Securities
10.1	Investment Advisory Agreement by and between the Company and ORTA (incorporated by reference to Exhibit (g)(1) to the Company’s Registration Statement on Form N-2, filed on October 6, 2021).
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

10.5	Form of Custodian Agreement (incorporated by reference to Exhibit (j) to the Company’s Registration Statement on Form N-2, filed on October 6, 2021).
10.6	Dealer Manager Agreement (incorporated by reference to Exhibit (h)(1) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2, filed on January 7, 2022).
10.7	License Agreement (incorporated by reference to Exhibit (k)(2) to the Company’s Registration Statement on Form N-2, filed on October 6, 2021).
10.8	Escrow Agreement (incorporated by reference to Exhibit (k)(3) to the Company’s Registration Statement on Form N-2, filed on February 9, 2022).
10.9	Form of Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to the Company’s Registration Statement on Form N-2, filed on February 9, 2022).
10.10
Form of Expense Support and Conditional Reimbursement Agreement by and among the Registrant and ORTA (incorporated by reference to Exhibit (k)(4) to the Company’s Registration Statement on Form N-2, filed on October 6, 2021).

10.11	Loan Agreement, by and among the Company and Owl Rock Feeder FIC LLC (incorporated by reference to Exhibit (k)(5) to the Company’s Registration Statement on Form N-2, filed on October 6, 2021).
10.12	Waiver Agreement, dated October 1, 2021, between the Company and ORTA (incorporated by reference to Exhibit (k)(6) to the Company’s Registration Statement on Form N-2, filed on October 6, 2021).
10.13
Facility Agreement, dated as of November 23, 2021, by and between Cliffwater Corporate Lending Fund, as Seller, and Owl Rock Technology Income Corp., as Purchaser (incorporated by reference to Exhibit (k)(7) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2, filed on January 7, 2022).

10.14
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

10.18
Amendment No. 1 to the Loan Agreement between Owl Rock Technology Income Corp. and Owl Rock Feeder FIC LLC, dated March 23, 2022 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed on March 25, 2022).

10.19	Waiver Agreement, dated March 23, 2022, between the Company and ORTA II (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed on March 25, 2022).
10.20	Expense Deferral Agreement, dated March 23, 2022, between the Company and ORTA II (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed on March 25, 2022).
10.21
Senior Secured Credit Agreement, dated as of May 2, 2022, between Owl Rock Technology Income Corp., the Lenders and Issuing Banks party thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 4, 2022).

10.22
Secured Credit Facility, dated as of April 27, 2022, among Tech Income Funding I LLC, as Borrower, the Lenders from time to time parties thereto, Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2022).

10.23
Sale and Contribution Agreement between Owl Rock Technology Income Corp., as Seller, and Tech Income Funding I LLC, as Purchaser, dated as of May 6, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2022).

10.24
Credit Agreement, dated as of April 27, 2022, by and among Tech Income Funding I LLC, as Borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 10, 2022).

10.25
Termination Agreement, dated June 22, 2022, between Owl Rock Technology Income Corp. and Owl Rock Feeder FIC LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2022).

14.1*	Code of Ethics of Owl Rock Technology Income Corp.
21.1*	Subsidiaries
24	Power of Attorney (included on signature page hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
* Filed herewith.
** Furnished herewith.

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Technology Income Corp.

Date: March 8, 2023	By:	/s/ Bryan Cole
Bryan Cole Chief Financial Officer and Chief Operating Officer

Each person whose signature appears below constitutes and appoints Craig W. Packer and Alan Kirshenbaum, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2022, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 8, 2023.

/s/ Craig W. Packer	Chief Executive Officer and Director
Craig W. Packer

/s/ Alan Kirshenbaum	Executive Vice President and Director
Alan Kirshenbaum

/s/ Edward D’Alelio	Director and Chairman of the Board of Directors
Edward D’Alelio

/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple

/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance Committee
Eric Kaye

/s/ Melissa Weiler	Director
Melissa Weiler

/s/ Victor Woolridge	Director
Victor Woolridge

/s/ Bryan Cole	Chief Operating Officer and Chief Financial Officer
Bryan Cole

/s/ Matthew Swatt	Chief Accounting Officer
Matthew Swatt

/s/ Shari Withem	Chief Accounting Officer
Shari Withem

/s/ Jennifer McMillon	Chief Accounting Officer
Jennifer McMillon