Form 10-Q
period 2023-03-31
Owl Rock Technology Income Corp.
filed 2023-05-11
CIK 1869453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended March 31, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 11, 2023, the registrant had 99,821,588, 19,139,877 and 613,983 shares of Class I, Class S and Class D common stock, $0.01, par value per share, outstanding, respectively.

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
•the impact of rising interest rates, elevated inflation rates, ongoing supply chain and labor market disruptions, instability in the U.S. and international banking systems, and the risk of recession and of a failure to increase the U.S. debt ceiling on our business prospects and the prospects of our portfolio companies;
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
•risks related to the uncertainty of the value of our portfolio investments, particularly those having no liquid trading market;
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
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•the effect of legal, tax and regulatory changes;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

Item 1. Consolidated Financial Statements
Owl Rock Technology Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value
Non-controlled, non affiliated investments (amortized cost of $2,099,498 and $2,006,444, respectively)	$2,096,287	$1,992,856
Non-controlled, affiliated investments (amortized cost of $13,822 and $4,046, respectively)	13,789	4,013
Total investments at fair value (amortized cost of $2,113,320 and $2,010,490, respectively)	2,110,076	1,996,869
Cash	25,264	28,061
Interest receivable	17,740	18,541
Due from Adviser	49	44
Prepaid expenses and other assets	87	55
Total Assets	$2,153,216	$2,043,570
Liabilities
Debt (net of unamortized debt issuance costs of $10,717 and $11,314, respectively)	$927,773	$1,017,914
Distribution payable	8,369	7,303
Tender offer payable	36,138	22,059
Management fee payable	1,134	965
Incentive fee payable	4,629	2,581
Payable for investments purchased	22,226	—
Accrued expenses and other liabilities	3,236	3,251
Total Liabilities	1,003,505	1,054,073
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 16,865,945 and 10,780,315 issued and outstanding, respectively	169	108
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 528,788 and 107,019 issued and outstanding, respectively	5	1
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 96,200,577 and 87,818,350 shares issued and outstanding, respectively	962	878
Additional paid-in-capital	1,134,204	983,666
Accumulated undistributed (overdistributed) earnings	14,371	4,844
Total Net Assets	1,149,711	989,497
Total Liabilities and Net Assets	$2,153,216	$2,043,570
Net Asset Value Per Class S Share	$10.12	$10.02
Net Asset Value Per Class D Share	$10.12	$10.02
Net Asset Value Per Class I Share	$10.12	$10.02
____________________________________________________________________________________________________________

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

For the Three Months Ended March 31, 2023(1)
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$47,894
Payment-in-kind interest income	3,454
Payment-in-kind dividend income	8,014
Other income	600
Total investment income from non-controlled, non-affiliated investments	59,962
Total Investment Income	59,962
Operating Expenses
Interest expense	19,398
Management fees	3,214
Performance based incentive fees	4,629
Shareholder servicing fees	323
Total Operating Expenses	27,564
Net Investment Income (Loss) Before Taxes	32,398
Excise tax expense (benefit)	—
Net Investment Income (Loss) After Taxes	$32,398

Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$9,143
Translation of assets and liabilities in foreign currencies	(21)
Total Net Change in Unrealized Gain (Loss)	9,122
Net realized gain (loss):
Non-controlled, non-affiliated investments	(2)
Foreign currency transactions	2
Total Net Realized Gain (Loss)	—
Total Net Realized and Change in Unrealized Gain (Loss)	9,122
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$41,520

Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$5,214
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock	$117
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$36,189

Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.35
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	15,025,092
Earnings Per Share - Basic and Diluted of Class D Common Stock	$0.31
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	379,914
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.38
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	94,612,970
(1) The company commenced operations on May 2, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Aerospace & Defense
ManTech International Corporation(10)	First lien senior secured loan	S +	5.75%	9/2029	$43,785	$42,959	$43,238	3.8%
ManTech International Corporation(15)(16)(17)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	—	(96)	(26)	—%
ManTech International Corporation(15)(16)	First lien senior secured revolving loan	S +	5.75%	9/2028	—	(102)	(70)	—%
						42,761	43,142	3.8%
Application Software
Anaplan, Inc.(9)	First lien senior secured loan	S +	6.50%	6/2029	90,055	89,226	90,055	7.8%
Anaplan, Inc.(15)(16)	First lien senior secured revolving loan	S +	6.50%	6/2028	—	(57)	—	—%
Armstrong Bidco Limited(12)(20)	First lien senior secured loan	SA +	5.50%	6/2029	£26,570	31,940	32,607	2.8%
Armstrong Bidco Limited(12)(15)(17)(20)	First lien senior secured delayed draw term loan	SA +	5.50%	6/2025	£13,863	12,927	13,203	1.1%
Avalara, Inc.(10)	First lien senior secured loan	S +	7.25%	10/2028	22,727	22,405	22,557	2.0%
Avalara, Inc.(15)(16)	First lien senior secured revolving loan	S +	7.25%	10/2028	—	(32)	(17)	—%
CDK Global, Inc.(10)(13)	First lien senior secured loan	S +	4.25%	7/2029	39,900	38,802	39,724	3.5%
Certify, Inc.(6)	First lien senior secured loan	L +	5.50%	2/2024	11,408	11,291	11,408	1.0%
Community Brands ParentCo, LLC(9)	First lien senior secured loan	S +	5.75%	2/2028	6,311	6,204	6,248	0.5%
Community Brands ParentCo, LLC(15)(16)(17)	First lien senior secured delayed draw term loan	S +	5.75%	2/2024	—	(6)	—	—%
Community Brands ParentCo, LLC(15)(16)	First lien senior secured revolving loan	S +	5.75%	2/2028	—	(6)	(4)	—%
Coupa Holdings, LLC(9)	First lien senior secured loan	S +	7.50%	2/2030	785	766	766	0.1%
Coupa Holdings, LLC(15)(16)(17)	First lien senior secured delayed draw term loan	S +	7.50%	8/2024	—	(1)	(1)	—%
Coupa Holdings, LLC(15)(16)	First lien senior secured revolving loan	S +	7.50%	2/2029	—	(1)	(1)	—%
Fullsteam Operations, LLC(7)(17)	First lien senior secured delayed draw term loan	L +	7.50% (3.00% PIK)	5/2024	51,256	50,152	50,743	4.4%
Grayshift, LLC(9)	First lien senior secured loan	S +	7.50%	7/2028	53,787	53,305	53,787	4.7%
Grayshift, LLC(15)(16)	First lien senior secured revolving loan	S +	7.50%	7/2028	—	(51)	—	—%
Motus Group, LLC(6)	Second lien senior secured loan	L +	6.50%	12/2029	16,557	16,412	16,268	1.4%
Perforce Software, Inc.(9)	First lien senior secured loan	S +	4.50%	7/2026	14,888	14,585	14,143	1.2%

Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Zendesk, Inc.(10)	First lien senior secured loan	S +	7.00% (3.50% PIK)	11/2028	58,534	57,415	57,509	5.0%
Zendesk, Inc.(15)(16)(17)	First lien senior secured delayed draw term loan	S +	6.50%	11/2024	—	(512)	(110)	—%
Zendesk, Inc.(15)(16)	First lien senior secured revolving loan	S +	6.50%	11/2028	—	(113)	(105)	—%
						404,651	408,780	35.6%
Beverages
Innovation Ventures HoldCo, LLC(9)	First lien senior secured loan	S +	6.25%	3/2027	50,000	49,224	49,125	4.3%
Buildings & Real Estate
Associations, Inc.(10)	First lien senior secured loan	S +	6.50% (2.50% PIK)	7/2027	20,640	20,412	20,640	1.8%
Commercial Services & Supplies
Denali BuyerCo, LLC (dba Summit Companies)(7)	First lien senior secured loan	L +	5.75%	9/2028	42,139	41,284	41,928	3.6%
SimpliSafe Holding Corporation(9)	First lien senior secured loan	S +	6.25%	5/2028	61,420	60,349	60,959	5.3%
SimpliSafe Holding Corporation(15)(16)(17)	First lien senior secured delayed draw term loan	S +	6.25%	5/2024	—	(66)	—	—%
						101,567	102,887	8.9%
Construction & Engineering
Dodge Construction Network LLC(11)	First lien senior secured loan	S +	4.75%	2/2029	12,406	12,241	10,421	0.9%
Containers & Packaging
Five Star Lower Holding LLC(11)(13)	First lien senior secured loan	S +	4.25%	5/2029	21,766	21,474	21,439	1.9%
Diversified Consumer Services
Litera Bidco LLC(9)	First lien senior secured loan	S +	6.00%	5/2026	20,415	20,218	20,415	1.8%
Sophia, L.P.(9)	First lien senior secured loan	S +	4.25%	10/2027	9,925	9,840	9,925	0.9%
						30,058	30,340	2.6%
Diversified Financial Services
BTRS Holdings Inc. (dba Billtrust)(10)	First lien senior secured loan	S +	8.00% (4.00% PIK)	12/2028	2,309	2,242	2,261	0.2%
BTRS Holdings Inc. (dba Billtrust)(10)(15)(17)	First lien senior secured delayed draw term loan	S +	8.00%	12/2024	23	23	19	—%
BTRS Holdings Inc. (dba Billtrust)(9)(15)	First lien senior secured revolving loan	S +	7.25%	12/2028	34	27	29	—%
Ministry Brands Holdings, LLC(10)	First lien senior secured loan	S +	5.50%	12/2028	17,479	17,178	17,129	1.5%
Ministry Brands Holdings, LLC(9)(15)(17)	First lien senior secured delayed draw term loan	S +	5.50%	12/2023	713	660	650	0.1%
Ministry Brands Holdings, LLC(10)(15)	First lien senior secured revolving loan	S +	5.50%	12/2027	424	397	390	—%
Smarsh Inc.(11)	First lien senior secured loan	S +	6.50%	2/2029	26,667	26,433	26,533	2.3%

Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Smarsh Inc.(11)(15)(17)	First lien senior secured delayed draw term loan	S +	6.50%	2/2024	3,333	3,274	3,317	0.3%
Smarsh Inc.(10)(15)	First lien senior secured revolving loan	S +	6.50%	2/2029	53	51	52	—%
						50,285	50,380	4.4%
Electrical Equipment
BCPE Watson (DE) ORML, LP(11)(20)	First lien senior secured loan	S +	6.50%	7/2028	100,000	99,096	99,250	8.6%
Food & Staples Retailing
CFS Brands, LLC(7)	First lien senior secured loan	S +	3.00%	3/2025	8,837	8,623	8,351	0.7%
Circana Group, L.P. (fka The NPD Group, L.P.)(9)	First lien senior secured loan	S +	6.25% (2.75% PIK)	12/2028	142,940	140,246	140,796	12.2%
Circana Group, L.P. (fka The NPD Group, L.P.)(9)(15)	First lien senior secured revolving loan	S +	5.75%	12/2027	1,268	1,110	1,133	0.1%
						149,979	150,280	13.1%
Health Care Technology
Athenahealth Group Inc.(9)(13)	First lien senior secured loan	S +	3.50%	2/2029	7,078	6,731	6,617	0.6%
Athenahealth Group Inc.(13)(15)(16)(17)	First lien senior secured delayed draw term loan	S +	3.50%	8/2023	—	(42)	(52)	—%
Color Intermediate, LLC (dba ClaimsXten)(10)	First lien senior secured loan	S +	5.50%	10/2029	39,525	38,775	39,031	3.4%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(15)(17)	First lien senior secured delayed draw term loan	S +	6.00%	10/2023	2,388	2,282	2,264	0.2%
Hyland Software, Inc.(6)(13)	First lien senior secured loan	L +	3.50%	7/2024	10,572	10,473	10,437	0.9%
Hyland Software, Inc.(6)(13)	Second lien senior secured loan	L +	6.25%	7/2025	7,187	7,118	6,840	0.6%
Iconic IMO Merger Sub, Inc.(11)	First lien senior secured loan	S +	6.00%	5/2029	20,742	20,367	20,586	1.8%
Iconic IMO Merger Sub, Inc.(15)(16)(17)	First lien senior secured delayed draw term loan	S +	6.00%	5/2024	—	(43)	—	—%
Iconic IMO Merger Sub, Inc.(11)(15)	First lien senior secured revolving loan	S +	6.00%	5/2028	968	926	949	0.1%
Imprivata, Inc.(9)(13)	First lien senior secured loan	S +	4.25%	12/2027	5,379	5,243	5,272	0.5%
Imprivata, Inc.(9)	Second lien senior secured loan	S +	6.25%	12/2028	17,648	17,472	17,339	1.5%
Inovalon Holdings, Inc.(7)	First lien senior secured loan	L +	6.25% (2.75% PIK)	11/2028	13,080	12,814	12,819	1.1%
Inovalon Holdings, Inc.(15)(16)(17)	First lien senior secured delayed draw term loan	L +	5.75%	5/2024	—	(14)	(10)	—%
Inovalon Holdings, Inc.(7)	Second lien senior secured loan	L +	10.50% PIK	11/2033	41,273	40,725	40,757	3.6%
Interoperability Bidco, Inc. (dba Lyniate)(10)	First lien senior secured loan	S +	7.00%	12/2026	28,409	28,260	28,196	2.5%

Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Interoperability Bidco, Inc. (dba Lyniate)(10)(15)	First lien senior secured revolving loan	S +	7.00%	12/2024	391	386	382	—%
						191,473	191,427	16.7%
Health Care Equipment & Supplies
Medline Borrower, LP(6)(13)	First lien senior secured loan	L +	3.25%	10/2028	4,331	4,143	4,218	0.4%
PerkinElmer U.S. LLC(10)	First lien senior secured loan	S +	6.75%	3/2029	11,417	11,190	11,189	1.0%
						15,333	15,407	1.3%
Health Care Providers & Services
CVET Midco 2, L.P.(10)	Second lien senior secured loan	S +	9.25%	10/2030	25,000	24,507	24,563	2.1%
Engage Debtco Limited(9)(20)	First lien senior secured loan	S +	5.75%	7/2029	12,500	12,213	12,312	1.1%
Plasma Buyer LLC (dba PathGroup)(10)	First lien senior secured loan	S +	5.75%	5/2029	16,931	16,626	16,677	1.5%
Plasma Buyer LLC (dba PathGroup)(15)(16)(17)	First lien senior secured delayed draw term loan	S +	5.75%	5/2024	—	(39)	(22)	—%
Plasma Buyer LLC (dba PathGroup)(15)(16)	First lien senior secured revolving loan	S +	5.75%	5/2028	—	(32)	(28)	—%
TC Holdings, LLC (dba TrialCard)(11)	First lien senior secured loan	S +	5.00%	4/2027	8,862	8,788	8,862	0.8%
TC Holdings, LLC (dba TrialCard)(15)(16)	First lien senior secured revolving loan	S +	5.00%	4/2027	—	(9)	—	—%
						62,054	62,364	5.4%
Insurance
Asurion, LLC(6)(13)	Second lien senior secured loan	L +	5.25%	1/2029	29,332	27,458	24,111	2.2%
AmeriLife Holdings LLC(11)	First lien senior secured loan	S +	5.75%	8/2029	18,136	17,796	17,954	1.6%
AmeriLife Holdings LLC(11)(15)(17)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	3,023	2,953	2,993	0.3%
AmeriLife Holdings LLC(15)(16)	First lien senior secured revolving loan	S +	5.75%	8/2028	—	(41)	(23)	—%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(10)	First lien senior secured loan	S +	7.50%	3/2029	909	886	886	0.1%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(15)(16)	First lien senior secured revolving loan	S +	7.50%	3/2029	—	(2)	(2)	—%
Hyperion Refinance S.a.r.l (dba Howden Group)(9)(20)	First lien senior secured loan	S +	5.25%	11/2027	25,000	24,522	25,000	2.2%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(11)	First lien senior secured delayed draw term loan	S +	6.00%	11/2028	24,763	24,445	24,763	2.2%
						98,017	95,682	8.3%
IT Services
BCPE Nucleon (DE) SPV, LP(8)(20)	First lien senior secured loan	L +	7.00%	9/2026	22,679	22,491	22,622	2.0%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(10)	First lien senior secured loan	S +	5.75%	6/2029	66,900	65,672	66,733	5.8%

Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(15)(16)(17)	First lien senior secured delayed draw term loan	S +	5.75%	6/2024	—	(36)	—	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(15)(16)	First lien senior secured revolving loan	S +	5.75%	6/2029	—	(72)	(10)	—%
						88,055	89,345	7.8%
Life Sciences Tools & Services
Phoenix Newco, Inc. (dba Parexel)(6)	Second lien senior secured loan	L +	6.50%	11/2029	5,000	4,908	4,950	0.4%
Professional Services
Sovos Compliance, LLC(6)(13)	First lien senior secured loan	L +	4.50%	8/2028	10,288	9,996	9,722	0.8%
Pharmaceuticals
Pacific BidCo Inc.(10)(20)	First lien senior secured loan	S +	5.75%	8/2029	8,590	8,390	8,461	0.7%
Pacific BidCo Inc.(15)(16)(17)(20)	First lien senior secured delayed draw term loan	S +	5.75%	8/2025	—	(11)	(2)	—%
						8,379	8,459	0.7%
Real Estate Management & Development
RealPage, Inc.(6)(13)	First lien senior secured loan	L +	3.00%	4/2028	2,992	2,895	2,898	0.3%
RealPage, Inc.(6)(13)	Second lien senior secured loan	L +	6.50%	4/2029	25,000	24,687	23,532	2.0%
						27,582	26,430	2.3%
Road & Rail
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)(8)(17)	First lien senior secured delayed draw term loan	L +	5.50%	8/2023	4,699	4,644	4,699	0.4%
Systems Software
Appfire Technologies, LLC(9)	First lien senior secured loan	S +	5.50%	3/2027	3,701	3,678	3,681	0.3%
Appfire Technologies, LLC(15)(16)(17)	First lien senior secured delayed draw term loan	S +	5.50%	6/2024	—	(118)	—	—%
Appfire Technologies, LLC(10)(15)	First lien senior secured revolving loan	S +	5.50%	3/2027	93	73	85	—%
Barracuda Networks, Inc.(10)(13)	First lien senior secured loan	S +	4.50%	8/2029	50,207	48,754	48,244	4.2%
Barracuda Networks, Inc.(10)	Second lien senior secured loan	S +	7.00%	8/2030	55,875	54,282	53,361	4.6%
Computer Services, Inc. (dba CSI)(10)	First lien senior secured loan	S +	6.75%	11/2029	20,000	19,615	19,750	1.7%
Delta TopCo, Inc. (dba Infoblox, Inc.)(10)(13)	First lien senior secured loan	S +	3.75%	12/2027	11,924	11,308	11,025	1.0%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(10)(13)	First lien senior secured loan	S +	4.00%	11/2026	14,847	14,179	13,147	1.1%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(9)	Second lien senior secured loan	S +	6.75%	11/2027	20,000	19,804	17,900	1.6%
Oranje Holdco,Inc. (dba KnowBe4)(9)	First lien senior secured loan	S +	7.75%	2/2029	4,273	4,210	4,209	0.4%

Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Oranje Holdco, Inc. (dba KnowBe4)(15)(16)	First lien senior secured revolving loan	S +	7.75%	2/2029	—	(8)	(8)	—%
Ping Identity Holding Corp.(9)	First lien senior secured loan	S +	7.00%	10/2029	21,818	21,506	21,600	1.8%
Ping Identity Holding Corp.(15)(16)	First lien senior secured revolving loan	S +	7.00%	10/2028	—	(30)	(22)	—%
Rubrik, Inc.(11)	First lien senior secured loan	S +	7.00%	6/2027	28,269	27,777	28,057	2.4%
Rubrik, Inc.(11)(15)(17)	First lien senior secured delayed draw term loan	S +	7.00%	6/2027	1,374	1,374	1,350	0.1%
SailPoint Technologies Holdings, Inc.(9)	First lien senior secured loan	S +	6.25%	8/2029	114,100	111,843	112,674	9.7%
SailPoint Technologies Holdings, Inc.(15)(16)	First lien senior secured revolving loan	S +	6.25%	8/2028	—	(195)	(136)	—%
Securonix, Inc.(10)	First lien senior secured loan	S +	6.50%	4/2028	19,774	19,600	19,477	1.7%
Securonix, Inc.(15)(16)	First lien senior secured revolving loan	S +	6.50%	4/2028	—	(30)	(53)	—%
Talon MidCo 2 Limited (dba Tufin)(11)(20)	First lien senior secured loan	S +	7.69%	8/2028	27,831	27,323	27,344	2.4%
Talon MidCo 2 Limited (dba Tufin)(15)(17)(20)	First lien senior secured delayed draw term loan	S +	7.69%	8/2024	—	—	(3)	—%
Talon MidCo 2 Limited (dba Tufin)(15)(16)(20)	First lien senior secured revolving loan	S +	7.00%	8/2028	—	(25)	(24)	—%
						384,920	381,658	33.2%
Total non-controlled/non-affiliated portfolio company debt investments						$1,877,109	$1,876,827	163.2%
Equity Investments
Application Software
Project Alpine Co-Invest, Fund, L.P.(18)(20)(22)	L.P. Interest	N/A	N/A	N/A	6,667	6,670	6,667	0.6%
Zoro TopCo, Inc.(14)(22)	Series A Preferred Equity	N/A	12.50% PIK	N/A	8,057	8,142	8,209	0.7%
Zoro TopCo, Inc.(18)(22)	Class A Common Units	N/A	N/A	N/A	671,414	6,714	6,714	0.6%
						21,526	21,590	1.9%
Health Care Technology
Minerva Holdco, Inc.(14)(22)	Senior A Preferred Stock	N/A	10.75% PIK	N/A	45,140	44,437	41,304	3.6%
Orange Blossom Parent, Inc.(18)(22)	Common Units	N/A	N/A	N/A	16,667	1,667	1,710	0.1%
						46,104	43,014	3.7%
Insurance
Accelerate Topco Holdings, LLC(18)(22)	Common Units	N/A	N/A	N/A	12,822	354	354	—%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(14)(22)	Perpetual Preferred Stock	N/A	11.75% PIK	N/A	50,000	51,944	52,968	4.6%
Systems Software
Elliott Alto Co-Investor Aggregator L.P.(18)(20)(22)	L.P. Interest	N/A	N/A	N/A	7,836	7,859	7,836	0.7%

Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Picard Holdco, Inc.(10)(22)	Senior A Preferred Stock	S +	12.00% (12.00% PIK)	N/A	61,791	67,158	67,227	5.8%
Halo Parent Newco, LLC(14)(22)	Class H PIK Preferred Equity	N/A	11.00% PIK	N/A	10,914	10,725	9,759	0.8%
Project Hotel California Co-Invest Fund, L.P.(18)(20)(22)	L.P. Interest	N/A	N/A	N/A	6,711,769	6,717	6,712	0.6%
Securiti, Inc.(18)(22)	Series C Preferred Shares	N/A	N/A	N/A	1,262,785	10,002	10,000	0.9%
						102,461	101,534	8.8%
Total non-controlled/non-affiliated portfolio company equity investments						$222,389	$219,460	19.1%
Total non-controlled/non-affiliated portfolio company investments						$2,099,498	$2,096,287	182.3%
Non-controlled/affiliated portfolio company equity investments
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(18)(20)(21)(22)	Preferred Equity	N/A	N/A	N/A	13,789,488	13,822	13,789	1.2%
Total non-controlled/affiliated portfolio company equity investments						$13,822	$13,789	1.2%
Total Investments						$2,113,320	$2,110,076	183.5%
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
(4)As of March 31, 2023, the net estimated unrealized gain for U.S. federal income tax purposes was $11.3 million based on a tax cost basis of $2.1 billion. As of March 31, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $2.8 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $14.1 million.
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
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2023 was 4.86%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2023 was 5.19%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2023 was 5.31%.
(9)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2023 was 4.80%.
(10)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2023 was 4.91%.
(11)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2023 was 4.90%.
(12)The interest rate on these loans is subject to SONIA, which as of March 31, 2023 was 4.18%.
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
(20)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2023, non-qualifying assets represented 12.7% of total assets as calculated in accordance with the regulatory requirements.
(21)Under the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is deemed to be an "Affiliated Person" of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management

Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)
agreement. Transactions during the three months ended March 31, 2023 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2022	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Fair Value at March 31, 2023	Interest Income	Dividend Income	Other Income
Non-controlled Affiliates
LSI Financing 1 DAC	$4,013	$9,776	$—	$—	$13,789	$—	$—	$—
Total Non-controlled Affiliates	$4,013	$9,776	$—	$—	$13,789	$—	$—	$—
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
(22)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2023, the aggregate fair value of these securities is $233.2 million or 20.3% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Project Hotel California Co-Invest Fund, L.P.	L.P. Interest	August 09, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	May 4, 2022
Elliott Alto Co-Investor Aggregator L.P.	L.P. Interest	September 28, 2022
Knockout Intermediate Holdings I, Inc. (dba Kaseya)	Perpetual Preferred Stock	June 23, 2022
Minerva Holdco, Inc.	Senior A Preferred Stock	May 2, 2022
Picard Holdco, Inc.	Senior A Preferred Stock	September 30, 2022
Project Alpine Co-Invest Fund, L.P.	L.P. Interest	June 10, 2022
Securiti, Inc.	Series C Preferred Shares	July 28.2022
Accelerate Topco Holdings, LLC	Common Units	September 01, 2022
Orange Blossom Parent, Inc.	Common Units	July 29, 2022
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
LSI Financing 1 DAC*	Preferred Equity	December 14, 2022
* Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Aerospace & Defense
ManTech International Corporation(10)	First lien senior secured loan	S +	5.75%	9/2029	$43,895	$43,045	$43,017	2.1%
ManTech International Corporation(15)(16)(17)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	—	(100)	(104)	—%
ManTech International Corporation(15)(16)	First lien senior secured revolving loan	S +	5.75%	9/2028	—	(106)	(112)	—%
						42,839	42,801	2.1%
Application Software
Anaplan, Inc.(9)	First lien senior secured loan	S +	6.50%	6/2029	$90,055	89,203	89,829	4.4%
Anaplan, Inc.(15)(16)	First lien senior secured revolving loan	S +	6.50%	6/2028	—	(59)	(16)	—%
Armstrong Bidco Limited(12)(20)	First lien senior secured loan	SA +	5.25%	6/2029	31,962	31,919	31,562	1.5%
Armstrong Bidco Limited(12)(15)(17)(20)	First lien senior secured delayed draw term loan	SA +	5.25%	6/2025	12,942	12,914	12,780	0.6%
Avalara, Inc.(10)	First lien senior secured loan	S +	7.25%	10/2028	22,727	22,395	22,386	1.1%
Avalara, Inc.(15)(16)	First lien senior secured revolving loan	S +	7.25%	10/2028	—	(33)	(34)	—%
Certify, Inc.(6)	First lien senior secured loan	L +	5.50%	2/2024	11,408	11,260	11,408	0.6%
Community Brands ParentCo, LLC(9)	First lien senior secured loan	S +	5.75%	2/2028	6,327	6,215	6,232	0.3%
Community Brands ParentCo, LLC(15)(16)(17)	First lien senior secured delayed draw term loan	S +	5.75%	2/2024	—	(6)	(4)	—%
Community Brands ParentCo, LLC(15)(16)	First lien senior secured revolving loan	S +	5.75%	2/2028	—	(6)	(6)	—%
Fullsteam Operations, LLC(7)(15)(17)	First lien senior secured delayed draw term loan	L +	7.50% (3.00% PIK)	5/2024	30,606	29,700	29,971	1.5%
Grayshift, LLC(9)	First lien senior secured loan	S +	7.50%	7/2028	53,923	53,423	53,518	2.6%
Grayshift, LLC(15)(16)	First lien senior secured revolving loan	S +	7.50%	7/2028	—	(53)	(44)	—%
Motus Group, LLC(6)	Second lien senior secured loan	L +	6.50%	12/2029	16,557	16,408	16,226	0.8%
Perforce Software, Inc.(9)	First lien senior secured loan	S +	4.50%	7/2026	14,925	14,602	14,701	0.7%
Zendesk, Inc.(10)	First lien senior secured loan	S +	6.50%	11/2028	58,534	57,379	57,070	2.8%
Zendesk, Inc.(15)(16)(17)	First lien senior secured delayed draw term loan	S +	6.50%	11/2024	—	(534)	(220)	—%
Zendesk, Inc.(15)(16)	First lien senior secured revolving loan	S +	6.50%	11/2028	—	(118)	(151)	—%
						344,609	345,208	16.9%

Owl Rock Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Beverages
Innovation Ventures HoldCo, LLC(9)	First lien senior secured loan	S +	6.25%	3/2027	$50,000	49,180	49,000	2.4%
Buildings & Real Estate
Associations, Inc.(10)	First lien senior secured loan	S +	6.50% (2.50% PIK)	7/2027	$20,512	20,273	20,461	1.0%
Commercial Services & Supplies
Denali BuyerCo, LLC (dba Summit Companies)(7)	First lien senior secured loan	L +	5.75%	9/2028	$42,245	41,363	41,823	2.0%
SimpliSafe Holding Corporation(9)	First lien senior secured loan	S +	6.25%	5/2028	61,420	60,299	60,652	3.0%
SimpliSafe Holding Corporation(15)(16)(17)	First lien senior secured delayed draw term loan	S +	6.25%	5/2024	—	(69)	(19)	—%
						101,593	102,456	5.0%
Construction & Engineering
Dodge Construction Network(11)	First lien senior secured loan	S +	4.75%	2/2029	$12,438	12,267	10,572	0.5%
Containers & Packaging
Five Star Lower Holding LLC(11)	First lien senior secured loan	S +	4.25%	5/2029	$21,820	21,519	21,275	1.0%
Diversified Consumer Services
Litera Bidco LLC(9)	First lien senior secured loan	S +	6.00%	5/2026	$20,467	20,256	20,467	1.0%
Sophia, L.P.(9)	First lien senior secured loan	S +	4.25%	10/2027	9,950	9,861	9,925	0.5%
						30,117	30,392	1.5%
Diversified Financial Services
BTRS Holdings Inc. (dba Billtrust)(10)	First lien senior secured loan	S +	7.25%	12/2028	$2,309	2,240	2,244	0.1%
BTRS Holdings Inc. (dba Billtrust)(15)(17)	First lien senior secured delayed draw term loan	S +	7.25%	12/2024	—	—	(5)	—%
BTRS Holdings Inc. (dba Billtrust)(15)(16)	First lien senior secured revolving loan	S +	7.25%	12/2028	—	(7)	(7)	—%
Ministry Brands Holdings, LLC(6)	First lien senior secured loan	L +	5.50%	12/2028	17,523	17,212	17,085	0.8%
Ministry Brands Holdings, LLC(15)(16)(17)	First lien senior secured delayed draw term loan	L +	5.50%	12/2023	—	(48)	(85)	—%
Ministry Brands Holdings, LLC(6)(15)	First lien senior secured revolving loan	L +	5.50%	12/2027	847	819	805	—%
Smarsh Inc.(11)	First lien senior secured loan	S +	6.50%	2/2029	26,667	26,426	26,400	1.3%
Smarsh Inc.(11)(15)(17)	First lien senior secured delayed draw term loan	S +	6.50%	2/2024	3,333	3,271	3,300	0.2%
Smarsh Inc.(15)(16)	First lien senior secured revolving loan	S +	6.50%	2/2029	—	(15)	(17)	—%
						49,898	49,720	2.4%
Electrical Equipment
BCPE Watson (DE) ORML, LP(11)(20)	First lien senior secured loan	S +	6.50%	7/2028	$100,000	99,064	99,000	4.8%

Owl Rock Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Food & Staples Retailing
CFS Brands, LLC(11)	First lien senior secured loan	S +	3.00%	3/2025	$8,859	8,620	8,372	0.4%
The NPD Group, L.P.(9)	First lien senior secured loan	S +	6.25% (2.75% PIK)	12/2028	142,301	139,514	139,456	6.8%
The NPD Group, L.P.(9)(15)	First lien senior secured revolving loan	S +	5.75%	12/2027	1,087	920	906	0.1%
						149,054	148,734	7.3%
Health Care Technology
Athenahealth Group Inc.(9)(13)	First lien senior secured loan	S +	3.50%	2/2029	$7,096	6,736	6,390	0.3%
Athenahealth Group Inc.(13)(15)(16)(17)	First lien senior secured delayed draw term loan	S +	3.50%	8/2023	—	(43)	(83)	—%
Color Intermediate, LLC (dba ClaimsXten)(10)	First lien senior secured loan	S +	5.50%	10/2029	39,525	38,755	38,735	1.9%
GI Ranger Intermediate, LLC (dba Rectangle Health)(10)(15)(17)	First lien senior secured delayed draw term loan	S +	6.00%	10/2023	2,394	2,283	2,220	0.1%
Hyland Software, Inc.(6)	Second lien senior secured loan	L +	6.25%	7/2025	7,187	7,111	6,792	0.3%
Iconic IMO Merger Sub, Inc.(11)	First lien senior secured loan	S +	6.00%	5/2029	20,794	20,407	20,534	1.0%
Iconic IMO Merger Sub, Inc.(15)(16)(17)	First lien senior secured delayed draw term loan	S +	6.00%	5/2024	—	(45)	(12)	—%
Iconic IMO Merger Sub, Inc.(11)(15)	First lien senior secured revolving loan	S +	6.00%	5/2028	472	427	440	—%
Imprivata, Inc.(9)(13)	First lien senior secured loan	S +	4.25%	12/2027	5,393	5,256	5,191	0.3%
Imprivata, Inc.(9)	Second lien senior secured loan	S +	6.25%	12/2028	17,648	17,472	17,207	0.8%
Inovalon Holdings, Inc.(7)	First lien senior secured loan	L +	6.25% (2.75% PIK)	11/2028	12,990	12,715	12,665	0.6%
Inovalon Holdings, Inc.(15)(16)(17)	First lien senior secured delayed draw term loan	L +	5.75%	5/2024	—	(14)	(17)	—%
Inovalon Holdings, Inc.(7)	Second lien senior secured loan	L +	10.50% PIK	11/2033	39,698	39,144	39,102	1.9%
Interoperability Bidco, Inc. (dba Lyniate)(10)	First lien senior secured loan	S +	7.00%	12/2026	28,480	28,323	28,267	1.5%
Interoperability Bidco, Inc. (dba Lyniate)(10)(15)	First lien senior secured revolving loan	S +	7.00%	12/2024	652	647	642	—%
						179,174	178,073	8.7%
Health Care Equipment & Supplies
Medline Borrower, LP(6)(13)	First lien senior secured loan	L +	3.25%	10/2028	$4,342	4,147	4,121	0.2%
Health Care Providers & Services
CVET Midco 2, L.P.(10)	Second lien senior secured loan	S +	9.25%	10/2030	$25,000	24,498	24,490	1.2%
Engage Debtco Limited(10)(20)	First lien senior secured loan	S +	5.75%	7/2029	12,500	12,205	12,219	0.6%

Owl Rock Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Plasma Buyer LLC (dba PathGroup)(9)	First lien senior secured loan	S +	5.75%	5/2029	16,974	16,658	16,677	0.8%
Plasma Buyer LLC (dba PathGroup)(15)(16)(17)	First lien senior secured delayed draw term loan	S +	5.75%	5/2024	—	(40)	(33)	—%
Plasma Buyer LLC (dba PathGroup)(15)(16)	First lien senior secured revolving loan	S +	5.75%	5/2028	—	(34)	(33)	—%
TC Holdings, LLC (dba TrialCard)(10)	First lien senior secured loan	S +	5.00%	4/2027	8,884	8,806	8,862	0.4%
TC Holdings, LLC (dba TrialCard)(15)(16)	First lien senior secured revolving loan	S +	5.00%	4/2027	—	(9)	(3)	—%
						62,084	62,179	3.0%
Insurance
Asurion, LLC(6)(13)	Second lien senior secured loan	L +	5.25%	1/2029	$29,332	27,401	22,671	1.2%
AmeriLife Holdings LLC(10)	First lien senior secured loan	S +	5.75%	8/2029	18,182	17,831	17,864	0.9%
AmeriLife Holdings LLC(11)(15)(17)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	3,030	2,958	2,966	0.1%
AmeriLife Holdings LLC(15)(16)	First lien senior secured revolving loan	S +	5.75%	8/2028	—	(43)	(40)	—%
Hyperion Refinance S.a.r.l (dba Howden Group)(9)(20)	First lien senior secured loan	S +	5.25%	11/2027	7,286	7,144	7,140	0.3%
Hyperion Refinance S.a.r.l (dba Howden Group)(15)(17)(20)	First lien senior secured delayed draw term loan	S +	5.25%	4/2023	—	—	—	—%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(11)	First lien senior secured delayed draw term loan	S +	6.00%	11/2028	24,826	24,493	24,764	1.2%
						79,784	75,365	3.7%
IT Services
BCPE Nucleon (DE) SPV, LP(8)(20)	First lien senior secured loan	L +	7.00%	9/2026	$22,679	22,480	22,622	1.1%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(10)	First lien senior secured loan	S +	5.75%	6/2029	66,900	65,638	66,231	3.2%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(15)(16)(17)	First lien senior secured delayed draw term loan	S +	5.75%	6/2024	—	(37)	—	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(15)(16)	First lien senior secured revolving loan	S +	5.75%	6/2029	—	(75)	(41)	—%
						88,006	88,812	4.3%
Life Sciences Tools & Services
Phoenix Newco, Inc. (dba Parexel)(6)	Second lien senior secured loan	L +	6.50%	11/2029	$5,000	4,906	4,900	0.2%
Professional Services
Sovos Compliance, LLC(6)(13)	First lien senior secured loan	L +	4.50%	8/2028	$8,314	8,131	7,649	0.4%
Pharmaceuticals
Pacific BidCo Inc.(10)(20)	First lien senior secured loan	S +	5.75%	8/2029	$8,590	8,385	8,397	0.4%
Pacific BidCo Inc.(15)(16)(17)(20)	First lien senior secured delayed draw term loan	S +	5.75%	8/2025	—	(11)	(10)	—%
						8,374	8,387	0.4%

Owl Rock Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Real Estate Management & Development
RealPage, Inc.(6)	Second lien senior secured loan	L +	6.50%	4/2029	$25,000	24,679	23,937	1.2%
Road & Rail
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)(7)(17)	First lien senior secured delayed draw term loan	L +	5.75%	8/2023	$4,711	4,651	4,711	0.2%
Specialty Retail
CDK Global, Inc.(10)(13)	First lien senior secured loan	S +	4.50%	7/2029	$40,000	38,867	39,592	1.9%
Systems Software
Appfire Technologies, LLC(10)	First lien senior secured delayed draw term loan	S +	5.50%	3/2027	$1,996	1,984	1,981	0.1%
Appfire Technologies, LLC(15)(16)(17)	First lien senior secured delayed draw term loan	S +	5.50%	6/2024	—	(123)	—	—%
Appfire Technologies, LLC(10)(15)	First lien senior secured revolving loan	S +	5.50%	3/2027	93	72	81	—%
Barracuda Networks, Inc.(10)(13)	First lien senior secured loan	S +	4.50%	8/2029	45,000	43,707	43,313	2.1%
Barracuda Networks, Inc.(10)	Second lien senior secured loan	S +	7.00%	8/2030	55,875	54,248	53,361	2.6%
Computer Services, Inc. (dba CSI)(10)	First lien senior secured loan	S +	6.75%	11/2029	20,000	19,605	19,600	1.0%
Delta TopCo, Inc. (dba Infoblox, Inc.)(10)(13)	First lien senior secured loan	S +	3.75%	12/2027	9,949	9,451	9,166	0.4%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(10)(13)	First lien senior secured loan	S +	4.00%	11/2026	14,885	14,215	13,359	0.7%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(10)	Second lien senior secured loan	S +	6.75%	11/2027	20,000	19,804	18,000	0.9%
Ping Identity Holding Corp.(9)	First lien senior secured loan	S +	7.00%	10/2029	21,818	21,498	21,491	1.1%
Ping Identity Holding Corp.(15)(16)	First lien senior secured revolving loan	S +	7.00%	10/2028	—	(32)	(33)	—%
Rubrik, Inc.(11)	First lien senior secured loan	S +	6.50%	6/2027	28,269	27,754	27,987	1.3%
Rubrik, Inc.(10)(15)(17)	First lien senior secured delayed draw term loan	S +	7.00%	6/2027	1,374	1,374	1,342	0.1%
SailPoint Technologies Holdings, Inc.(9)	First lien senior secured loan	S +	6.25%	8/2029	114,100	111,782	111,818	5.5%
SailPoint Technologies Holdings, Inc.(15)(16)	First lien senior secured revolving loan	S +	6.25%	8/2028	—	(204)	(218)	—%
Securonix, Inc.(10)	First lien senior secured loan	S +	6.50%	4/2028	19,774	19,593	19,576	0.9%
Securonix, Inc.(15)(16)	First lien senior secured revolving loan	S +	6.50%	4/2028	—	(32)	(36)	—%
Talon MidCo 2 Limited (dba Tufin)(11)(20)	First lien senior secured loan	S +	7.69%	8/2028	27,641	27,117	27,157	1.3%
Talon MidCo 2 Limited (dba Tufin)(15)(17)(20)	First lien senior secured delayed draw term loan	S +	7.69%	8/2024	—	—	(2)	—%
Talon MidCo 2 Limited (dba Tufin)(15)(16)(20)	First lien senior secured revolving loan	S +	7.69%	8/2028	—	(26)	(24)	—%
						371,787	367,919	18.0%

Owl Rock Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Total non-controlled/non-affiliated portfolio company debt investments						$1,795,003	$1,785,264	87.4%
Equity Investments
Application Software
Project Alpine Co-Invest, Fund, L.P.(18)(20)(22)	L.P. Interest	N/A	N/A	N/A	6,666,667	6,670	6,667	0.3%
Zoro TopCo, Inc. (dba Zendesk)(14)(22)	Series A Preferred Equity	N/A	12.50% PIK	N/A	8,057	7,775	7,775	0.4%
Zoro TopCo, L.P. (dba Zendesk)(18)(22)	Class A Common Units	N/A	N/A	N/A	671,414	6,714	6,714	0.3%
						21,159	21,156	1.0%
Health Care Technology
Minerva Holdco, Inc.(14)(22)	Senior A Preferred Stock	N/A	10.75% PIK	N/A	42,758	42,039	38,483	1.9%
Orange Blossom Parent, Inc.(18)(22)	Common Units	N/A	N/A	N/A	16,667	1,667	1,667	0.1%
						43,706	40,150	2.0%
Insurance
Accelerate Topco Holdings, LLC(18)(22)	Common Units	N/A	N/A	N/A	12,320	340	340	—%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya)(14)(22)	Perpetual Preferred Stock	N/A	11.75% PIK	N/A	50,000	48,812	49,375	2.4%
Systems Software
Elliott Alto Co-Investor Aggregator L.P.(18)(20)(22)	L.P. Interest	N/A	N/A	N/A	7,836	7,859	7,835	0.4%
Picard Holdco, Inc.(10)(22)	Senior A Preferred Stock	S +	12.00% (12.00% PIK)	N/A	64,242	62,419	62,316	3.0%
Halo Parent Newco, LLC(14)(22)	Class H PIK Preferred Equity	N/A	11.00% PIK	N/A	10,610	10,427	9,708	0.5%
Project Hotel California Co-Invest Fund, L.P(18)(20)(22)	L.P. Interest	N/A	N/A	N/A	6,711,769	6,717	6,712	0.3%
Securiti, Inc.(18)(22)	Series C Preferred Shares	N/A	N/A	N/A	1,262,785	10,002	10,000	0.5%
						97,424	96,571	4.7%
Total non-controlled/non-affiliated portfolio company equity investments						$211,441	$207,592	10.2%
Total non-controlled/non-affiliated portfolio company investments						$2,006,444	$1,992,856	97.5%
Non-controlled/affiliated portfolio company equity investments
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(18)(20)(21)(22)	Preferred Equity	N/A	N/A	N/A	4,013,497	4,046	4,013	0.2%
Total non-controlled/affiliated portfolio company equity investments						$4,046	$4,013	0.2%
Total Investments						$2,010,490	$1,996,869	97.7%
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
As of December 31, 2022
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

Owl Rock Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share and per share amounts)

Portfolio Company	Investment	Acquisition Date
Project Hotel California Co-Invest Fund, L.P.	L.P. Interest	August 09, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	May 4, 2022
Elliott Alto Co-Investor Aggregator L.P.	L.P. Interest	September 28, 2022
Knockout Intermediate Holdings I, Inc. (dba Kaseya)	Perpetual Preferred Stock	June 23, 2022
Minerva Holdco, Inc.	Senior A Preferred Stock	May 2, 2022
Picard Holdco, Inc.	Senior A Preferred Stock	September 30, 2022
Project Alpine Co-Invest Fund, L.P.	L.P. Interest	June 10, 2022
Securiti, Inc.	Series C Preferred Shares	July 28.2022
Accelerate Topco Holdings, LLC	Common Units	September 01, 2022
Orange Blossom Parent, Inc.	Common Units	July 29, 2022
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
LSI Financing 1 DAC*	Preferred Equity	December 14, 2022
* Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Income Corp.
Consolidated Statement of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022(1)
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$32,398	$—
Net change in unrealized gain (loss)	9,122	—
Net realized gain (loss)	—	—
Net Increase (Decrease) in Net Assets Resulting from Operations	41,520	—
Distributions
Class S	(4,075)	—
Class D	(103)	—
Class I	(27,815)	—
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(31,993)	—
Capital Share Transactions
Class S:
Issuance of shares of common stock	60,582	—
Repurchase of common shares	(965)	—
Reinvestment of shareholders' distributions	1,835	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	61,452	—
Class D:
Issuance of shares of common stock	4,240	—
Repurchase of common shares	—	—
Reinvestment of shareholders' distributions	24	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	4,264	—
Class I:
Issuance of shares of common stock	108,793	—
Repurchase of common shares	(35,173)	—
Reinvestment of shareholders' distributions	11,351	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	84,971	—
Total Increase (Decrease) in Net Assets	160,214	—
Net Assets, at beginning of period	$989,497	$151
Net Assets, at end of period	$1,149,711	$151
(1)The Company was initially capitalized on September 30, 2021 and commenced operations on May 2, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Income Corp.
Consolidated Statement of Cash Flows
(Amounts s in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022(1)
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$41,520	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(97,258)	—
Proceeds from investments and investment repayments, net	10,104	—
Net accretion/amortization of discount/premium on investments	(1,331)	—
Payment-in-kind interest	(3,501)	—
Payment-in-kind dividends	(10,847)	—
Net change in unrealized (gain) loss on investments	(9,143)	—
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	29	—
Net realized (gain) loss on investments	2	—
Amortization of debt issuance costs	674	—
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	801	—
(Increase) decrease in prepaid expenses and other assets	(32)	—
(Increase) decrease in due from Advisor	(5)	—
Increase (decrease) in payable for investments purchased	22,226
Increase (decrease) in management fee payable	169	—
Increase (decrease) in performance based incentive fee payable	2,048	—
Increase (decrease) in accrued expenses and other liabilities	(15)	—
Net cash provided by (used in) operating activities	(44,559)	—
Cash Flows from Financing Activities
Borrowings on debt	60,000	—
Payments on debt	(152,000)	—
Debt issuance costs	(77)	—
Proceeds from issuance of common shares	173,615	—
Cash distributions paid to shareholders	(17,717)	—
Repurchase of common shares	(22,059)	—
Net cash provided by (used in) financing activities	41,762	—
Net increase (decrease) in cash	(2,797)	—
Cash, beginning of period	$28,061	$86
Cash, end of period	$25,264	$86

Supplemental and Non-Cash Information
Interest paid during the period	$18,493	$—
Distributions declared during the period	$31,993	$—
Reinvestment of distributions during the period	$13,210	$—
Tender offer payable	$36,138	$—
Distribution payable	$8,369	$—
Taxes, including excise tax, paid during the period	$300	$—
(1) The Company was initially capitalized on September 30, 2021 and commenced operations on May 2, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Income Corp.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1. Organization and Principal Business
Owl Rock Technology Income Corp. (“Owl Rock” or the “Company”) is a Maryland corporation formed on June 22, 2021. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, technology-related companies based primarily in the United States. The Company`s investment objective is to maximize total return by generating current income from its debt investments and other income producing securities, and capital appreciation from its equity and equity-linked investments. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and equity-related securities which include common and preferred stock, securities convertible into common stock, and warrants. The Company may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets, which are often referred to as “junk” investments. The Company's target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $500 million, although the investment size will vary with the size of the Company`s capital base.
The Company is an externally managed closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company (a “RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).
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
The Company relies on an exemptive order issued to an affiliate of the Adviser that permits it to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. The Company offers on a best efforts, continuous basis up to $5,000,000,000 in any combination of amount of shares of Class S, Class D, and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager” or “Blue Owl Securities”). No upfront selling commission, dealer manager fees, or other similar placement fees will be paid to the Company or the Dealer Manager with respect to the Class S and Class D shares, however, if Class S shares or Class D shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charge to 3.5% of the net offering price per share for each Class S share and 1.5% of the net offering price per share of each Class D share. Class I shares are not subject to upfront selling commissions. In addition, the Class S and Class D share classes have different ongoing servicing fees. Class I shares are not subject to ongoing servicing fees. Class S, Class D and Class I shares will be offered at initial purchase prices per shares of $10.00. Thereafter, the purchase price per share for each class of common stock will vary and will not be sold at a price below the Company`s net asset value per share of such class, as determined in accordance with the Company`s share pricing policy, plus applicable upfront selling commissions.
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
On October 6, 2021, the Company received a subscription agreement, totaling $50.0 million for the purchase of Class I common shares of its common stock from Owl Rock Feeder FIC ORTIC LLC (“Feeder FIC ORTIC”) and Blue Owl Capital Holdings LP (“Blue Owl Holdings”), entities affiliated with the Adviser. The Company called $0.2 million and $50.0 million under the subscription agreement as of March 31, 2022 and March 31, 2023, respectively.
Since meeting the minimum offering requirement and commencing its continuous public offering through March 31, 2023, the Company has issued 16,701,139 shares of Class S common stock, 526,158 shares of Class D common stock, and 10,859,849 shares of Class I common stock, for gross proceeds of $168.1 million, $5.3 million, and $108.6 million, respectively, including $1,000 of seed capital contributed by its Initial Shareholder. The Company has issued 89,229,050 shares of its Class I common stock to feeder vehicles primarily created to hold the Company’s Class I shares in a Private Offering and raised gross proceeds of approximately

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

$892.0 million. The offer and sale of these Class I shares was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or Regulation S thereunder (the "Private Offering").
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
Rule 2a-5 under the 1940 Act was adopted by the SEC in January 2021 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as the Company's valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.
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
Foreign Currency
Foreign currency amounts are translated into U.S. dollars on the following basis:
•cash, fair value of investments, outstanding debt, other assets and liabilities: at the spot exchange rate on the last business day of the period; and
•purchases and sales of investments, borrowings and repayments of such borrowings, income and expenses: at the rates of exchange prevailing on the respective dates of such transactions.
The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations with the change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company’s Revolving Credit Facility to fund these investments. Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.
Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes accretion or amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three months ended March 31, 2023, PIK interest and PIK dividend income earned was $3.5 million and $8.0 million representing 5.8% and 13.4% of investment income, respectively.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through December 31, 2022. The 2021 tax year remains subject to examination by U.S federal, state and local tax authorities.
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
Note 3. Agreements and Related Party Transactions
As of March 31, 2023 and December 31, 2022, the Company had payables to affiliates of $5.8 million and $3.6 million, primarily comprised of $4.6 million and $2.6 million of accrued performance based incentive fees, respectively, and $1.1 million and $1.0 million of management fees, respectively.
Administration Agreement
The Company has entered into an Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. On May 8, 2023, the Board approved the continuation of the Administration Agreement.
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
Investment Advisory Agreement
The Company has entered into an Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals. On May 8, 2023, the Board approved the continuation of the Investment Advisory Agreement.
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
For the three months ended March 31, 2023, management fees were $3.2 million. There were no management fees for the three months ended March, 31, 2022.
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
For the three months ended March 31, 2023, performance-based incentive fees were $4.6 million.There were no performance-based incentive fees for the three months ended March 31,2022.
For the three months ended March 31, 2023 and March 31, 2022, there were no capital gains-based incentive fees.
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
For the three months ended March 31, 2023 and 2022, the Company did not accrue any organization and offering expenses that are reimbursable to the Adviser.
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

The Company has made investments in non-controlled, affiliated companies, including LSI Financing 1 DAC ("LSI Financing").
LSI Financing, a portfolio company formed to acquire a contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made a $4.0 million investment in LSI Financing. The Company increased its investment in LSI Financing on February 17, 2023, February 24, 2023 and March 16, 2023 by $1.9 million, $0.2 million, $7.7 million, respectively. The Company's investment in LSI Financing is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC.
The Company does not consolidate our equity interest in LSI Financing.
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
Subject to FINRA limitations on underwriting compensation and pursuant to a distribution plan adopted by the Company in compliance with Rules 12b-1 and 17d-3 under the 1940 Act, as if those rules applied to the Company, the Company will pay Blue Owl Securities servicing fees for ongoing services rendered to shareholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers:
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
For the three months ended March 31, 2023, the Company incurred servicing fees with respect to Class S shares (first issued June 1, 2022) of $0.3 million. Class D shares were first issued on October 3, 2022 and the Company deemed servicing fees insignificant to disclose for the period.
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

Expense Deferral Agreement
On March 23, 2022, the Company and the Adviser entered into the expense deferral agreement (the “Expense Deferral Agreement”), under which the Adviser has agreed to incur and pay all of the Company’s expenses, other than amounts used to pay interest expense and shareholder servicing and/or distribution fees, until the Company met certain conditions related to amount of subscriptions it received. The expenses subject to deferral did not include expenses that (1) were previously classified as Expense Payments or Reimbursement Payments under the Expense Support Agreement, or (2) Organization and Offering Expenses in excess of 1.50% of the gross offering proceeds from the sale of the Company's securities. On May 9, 2023, the Company and the Adviser amended the Expense Deferral Agreement to provide that the Adviser's obligation to incur and pay the Company's expenses would cease as of April 30, 2023, and that the Company would repay the expenses previously incurred by the Adviser on the Company's behalf in eighteen equal installments, upon meeting specified conditions. The first installment will become an obligation of the Company when the Company reaches $1.75 billion in “Net Subscriptions” received from the sale of the Company's common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75 million in Net Subscriptions received from the sale of the Company's common shares thereafter. For purposes of the Expense Deferral Agreement, “Net Subscriptions” means gross subscriptions from the sale of the Company’s common stock minus gross repurchases made by the Company pursuant to the Company’s tender offer program.
The Expense Deferral Agreement may be terminated at any time, without the payment of any penalty, by the Company or the Adviser, with or without notice, and will automatically terminate (i) in the event of the termination of the Investment Advisory Agreement, or (ii) if the Board makes a determination to dissolve or liquidate the Company. However, the Company's obligation to pay the Adviser the expenses incurred by the Adviser on the Company's behalf upon meeting the specified conditions will survive any termination of the agreement.
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

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The table below presents our investments at amortized cost and fair value as of the following periods:

	As of		As of
	March 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,639,736	$1,647,206	$1,559,332	$1,558,578
Second-lien senior secured debt investments	237,373	229,621	235,671	226,686
Preferred equity investments(1)	206,230	203,256	185,520	181,670
Common equity investments	29,981	29,993	29,967	29,935
Total Investments	$2,113,320	$2,110,076	$2,010,490	$1,996,869
(1) Includes equity investment in LSI Financing.
The Company uses Global Industry Classification Standards ("GICS") for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of
	March 31, 2023	December 31, 2022
Aerospace & Defense	2.0%	2.2%
Application Software	20.4%	18.2%
Beverages	2.3%	2.5%
Buildings & Real Estate	1.0%	1.0%
Commercial Services & Supplies	4.9%	5.1%
Construction & Engineering	0.5%	0.5%
Containers & Packaging	1.0%	1.1%
Diversified Consumer Services	1.4%	1.5%
Diversified Financial Services	2.4%	2.5%
Electrical Equipment	4.7%	5.0%
Food & Staples Retailing	7.1%	7.5%
Health Care Equipment & Supplies	0.7%	0.2%
Health Care Providers & Services	3.0%	3.1%
Health Care Technology	11.1%	10.9%
Insurance	4.6%	3.8%
IT Services	6.7%	6.9%
Life Sciences Tools & Services	0.2%	0.3%
Pharmaceuticals(1)	1.1%	0.6%
Professional Services	0.5%	0.4%
Real Estate Management & Development	1.3%	1.2%
Road & Rail	0.2%	0.2%
Specialty Retail	—%	2.0%
Systems Software	22.9%	23.3%
Total	100.0%	100.0%
(1) Includes equity investment in LSI Financing.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The table below presents investments by geographic composition based on fair value as of the following periods:

	As of
	March 31, 2023	December 31, 2022
United States:
Midwest	11.9%	12.0%
Northeast	25.5%	25.9%
South	35.3%	35.2%
West	21.0%	21.7%
International	6.3%	5.2%
Total	100.0%	100.0%

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 5. Fair Value of Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	As of
	March 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$172,692	$1,474,514	$1,647,206
Second-lien senior secured debt investments	—	54,484	175,137	229,621
Preferred equity investments	—	—	203,256	203,256
Common equity investments	—	—	29,993	29,993
Total Investments	$—	$227,176	$1,882,900	$2,110,076

	As of
	December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$128,697	$1,429,881	$1,558,578
Second-lien senior secured debt investments	—	22,671	204,015	226,686
Preferred equity investments	—	—	181,670	181,670
Common equity investments	—	—	29,935	29,935
Total Investments	$—	$151,368	$1,845,501	$1,996,869

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The tables below present changes in fair value of investments for which Level 3 inputs were used to determine the fair value for the following periods:

	As of and for the Three Months Ended
	March 31, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,429,881	$204,015	$181,670	$29,935	$1,845,501
Purchases of investments, net	65,242	—	10,970	14	76,226
Payment-in-kind	1,926	1,575	9,653	—	13,154
Proceeds from investments, net	(9,710)	—	—	—	(9,710)
Net change in unrealized gain (loss)	7,472	222	876	44	8,614
Net realized gains (losses)	(2)	—	—	—	(2)
Net accretion/amortization of discount/premium on investments	980	54	87	—	1,121
Transfers into (out of) Level 3(1)	(21,275)	(30,729)	—	—	(52,004)
Fair value, end of period	$1,474,514	$175,137	$203,256	$29,993	$1,882,900

(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

The table below presents information with respect to net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following period:

($ in thousands)	For the Three Months Ended March 31, 2023
First-lien senior secured debt investments	$7,472
Second-lien senior secured debt investments	222
Preferred equity investments	876
Common equity investments	44
Total Investments	$8,614
The tables below present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of the following periods. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of
	March 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$1,447,056	Yield Analysis	Market Yield	8.7% - 13.4% (11.3%)	Decrease
	$17,037	Recent Transaction	Transaction Price	97.5% - 98.5% (98.2%)	Increase
Second-lien senior secured debt investments	$175,137	Yield Analysis	Market Yield	12.0% - 16.7% (14.7%)	Decrease
Preferred equity investments	$179,467	Yield Analysis	Market Yield	11.5% - 17.5% (14.9%)	Decrease
	$13,789	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	$10,000	Market Approach	EBITDA Multiple	33.0x - 33.0x (33.0x)	Increase
Common equity investments	$20,093	Market Approach	Revenue	6.3x - 16.0x (12.5x)	Increase
	$9,900	Market Approach	EBITDA Multiple	11.4x - 32.8x (15.3x)	Increase

(1)Excludes Level 3 investments with a fair value of $10.4 million which the Company valued using indicative bid prices obtained from brokers.

	As of
	December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,261,664	Yield Analysis	Market Yield	8.2% - 19.3% (11.4%)	Decrease
	$168,217	Recent Transaction	Transaction Price	97.2% - 98.5% (98.0%)	Increase
Second-lien senior secured debt investments	$179,525	Yield Analysis	Market Yield	12.7% - 20.1% (15.4%)	Decrease
	24,490	Recent Transaction	Transaction Price	98.0% - 98.0% (98.0%)	Increase
Preferred equity investments	$159,881	Yield Analysis	Market Yield	11.9% - 20.6% (16.0%)	Decrease
	$11,789	Recent Transaction	Transaction Price	96.5% - 100.0% (97.7%)	Increase
	$10,000	Market Approach	EBITDA Multiple	33.8x - 33.8x (33.8x)	Increase
Common equity investments	$13,378	Market Approach	Revenue	11.0x - 16.6x (13.8x)	Increase
	$9,843	Market Approach	EBITDA Multiple	11.4x - 31.6x (15.0x)	Increase
	$6,714	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase

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
When the debtor is not performing or when there is insufficient value to cover the investment, the Company may utilize a net recovery approach to determine the fair value of debt investments in subject companies. A net recovery analysis typically consists of two steps. First, the total enterprise value for the subject company is estimated using standard valuation approaches, most commonly the market approach. Second, the fair value for each investment in the subject company is then estimated by allocating the subject company’s total enterprise value to the outstanding securities in the capital structure based upon various factors, including seniority, preferences, and other features if deemed relevant to each security in the capital structure.
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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	As of		As of
	March 31, 2023		December 31, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
SPV Asset Facility I	$623,637	$623,637	$607,253	$607,253
Revolving Credit Facility	304,136	304,136	410,661	410,661
Total Debt	$927,773	$927,773	$1,017,914	$1,017,914
(1) The carrying value of our SPV Asset Facility I and Revolving Credit Facility are presented net unamortized debt issuance costs of      $6.4 million and $4.3 million, respectively.
(2) The carrying value of our SPV Asset Facility I and Revolving Credit Facility are presented net unamortized debt issuance costs of $6.7 million and $4.6 million, respectively.

The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

	As of
($ in thousands)	March 31, 2023	December 31, 2022
Level 1	$—	$—
Level 2	—	—
Level 3	927,773	1,017,914
Total Debt	$927,773	$1,017,914

Financial Instruments Not Carried at Fair Value
As of March 31, 2023 and December 31, 2022, the carrying amounts of the Company's assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short term maturities.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2023, the Company’s asset coverage was 219.3%.
The tables below present debt obligations as of the following periods:

	As of
	March 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$1,000,000	$630,000	$499	$623,637
Revolving Credit Facility	750,000	308,491	316,495	304,136
Total Debt	$1,750,000	$938,491	$316,994	$927,773
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of our SPV Asset Facility I and Revolving Credit Facility are presented net unamortized debt issuance costs of of $6.4 million and $4.3 million, respectively.

	As of
	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$1,000,000	$614,000	$2,867	$607,253
Revolving Credit Facility	750,000	415,229	18,647	410,661
Total Debt	$1,750,000	$1,029,229	$21,514	$1,017,914
(1) The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2) The carrying value of our SPV Asset Facility I and Revolving Credit Facility are presented net unamortized debt issuance costs of $6.7 million and $4.6 million, respectively.

The table below presents the components of interest expense for the following period:

($ in thousands)	For the Three Months Ended March 31, 2023
Interest Expense	$18,724
Amortization of debt issuance costs	674
Total Interest Expense	$19,398

Average interest rate(1)	7.8%
Average daily outstanding borrowings(1)	$970,002

(1) Averages are calculated based on annualized amounts.

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
Revolving Credit Facility
On May 2, 2022, the Company entered into a Senior Secured Credit Agreement (the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Sumitomo Mitsui Banking Corporation as Administrative Agent, Sumitomo Mitsui Banking Corporation, as Sole Bookrunner and a Joint Lead Arranger, Truist Securities, Inc., as a Joint Lead Arranger, and Truist Bank as Documentation Agent.
The Revolving Credit Facility is guaranteed by each of OR Tech Lending IC LLC, ORTIC BC 1 LLC and ORTIC BC 2 LLC, each a subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
The maximum principal amount of the Revolving Credit Facility is $750 million (increased from $400 million to $725 million on June 22, 2022 and subsequently increased from $725 million to $750 million on November 14, 2022), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.75 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans, with the aggregate principal amount of outstanding swingline loans of any swingline lender being limited to up to $50 million, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
The availability period under the Revolving Credit Facility will terminate on May 1, 2026 (“Commitment Termination Date”) and the Revolving Credit Facility will mature on April 30, 2027 (“Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at either term SOFR plus a margin, or the prime rate plus a margin. The Company may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Company will also pay a fee of 0.375% on average daily undrawn amounts under the Revolving Credit Facility.
The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and other maintenance covenants, as well as customary events of default. The Revolving Credit Facility requires a minimum asset coverage ratio with respect to the consolidated assets of the Company and its subsidiaries to senior securities that constitute indebtedness of no less than 1.50 to 1.00, measured at the last day of any fiscal quarter.
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

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The Company had the following outstanding commitments to fund investments in current portfolio companies as of the following periods:

		As of
Portfolio Company	Investment	March 31, 2023	December 31, 2022
($ in thousands)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	$1,515	$1,515
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273	2,273
Anaplan, Inc.	First lien senior secured revolving loan	6,481	6,481
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	14,652	16,366
Appfire Technologies, LLC	First lien senior secured revolving loan	1,539	1,539
Armstrong Bidco Limited	First lien senior secured delayed draw term loan	3,838	3,734
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	870	870
Avalara, Inc.	First lien senior secured revolving loan	2,273	2,273
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	172	195
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	212	246
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	7,792	7,973
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	750	750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	375	375
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	19,934
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	7,600	7,600
Grayshift, LLC	First lien senior secured revolving loan	5,806	5,806
Hyperion Refinance S.a.r.l (dba Howden Group)	First lien senior secured delayed draw term loan	—	17,714
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	4,963	4,963
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	1,514	2,010
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	1,350	1,350
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	913	652
Kaseya, Inc.	First lien senior secured delayed draw term loan	4,050	4,050
Kaseya, Inc.	First lien senior secured revolving loan	4,050	4,050
ManTech International Corporation	First lien senior secured delayed draw term loan	10,400	10,400
ManTech International Corporation	First lien senior secured revolving loan	5,590	5,590
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	4,936	5,650
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	1,271	847
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	534	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954	954
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182	2,182
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	4,412	4,412
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	1,891	1,891
Rubrik, Inc.	First lien senior secured delayed draw term loan	1,857	1,857
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	10,896	10,896
Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	7,716	7,716
Smarsh Inc.	First lien senior secured delayed draw term loan	3,333	3,333

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

		As of
Portfolio Company	Investment	March 31, 2023	December 31, 2022
Smarsh Inc.	First lien senior secured revolving loan	213	1,667
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	196	118
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369	1,369
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071	1,071
Zendesk, Inc.	First lien senior secured delayed draw term loan	14,633	14,633
Zendesk, Inc.	First lien senior secured revolving loan	6,026	6,026
Total Unfunded Portfolio Company Commitments		$156,242	$196,890
As of March 31, 2023, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser and its affiliates have incurred organization and offering costs on behalf of the Company in the amount of $0.2 million for the three months ended March 31, 2023, and $3.1 million for the period from June 22, 2021 (Inception) to March 31, 2022, of which, no organization and offering costs have been charged to the Company as of March 31, 2023 and March 31, 2022, respectively. Under the Investment Advisory Agreement, there will be no liability on the Company`s part for the offering or organization costs funded by the Adviser or its affiliates until the Company has satisfied the minimum offering requirement. At such time, the Adviser will be entitled to receive up to 1.5% of gross offering proceeds raised in the Company`s continuous public offering until all organization and offering costs funded by the Adviser or its affiliates have been recovered.
Expense Deferral Agreement
The Adviser has agreed to incur and pay certain expenses pursuant to the Expense Deferral Agreement prior to April 30, 2023. The Company will be obligated to reimburse the aggregate amount of expenses previously paid by the Adviser in eighteen equal installments, upon meeting specified conditions. The first installment will become an obligation of the Company when the Company reaches $1.75 billion in Net Subscriptions received from the sale of the Company's common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75 million in Net Subscriptions received from the sale of the Company's common shares thereafter. See Note 3 “Agreements and Related Party Transactions”.
The total expenses incurred by the Adviser on behalf of the Company for the period from June 22, 2021 (Inception) to March 31, 2022 and for three months ended March 31, 2023, were $0.9 million and$1.3 million, respectively.
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
Prior to such time as the Company satisfied the Warehouse Conditions, its obligations under the purchase agreements were guaranteed by an affiliate of the Adviser. On May 10, 2022, conditions under the purchase agreement with Macquarie were met and the Company was obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of June 8, 2022, the Company settled the 4 warehouse investments that the Financing Providers purchased having an aggregate funded principal of $129.2 million and aggregate cost of $127.0 million. As of March 31, 2023, there were no purchase agreements outstanding with the Financing Providers.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2023, management was not aware of any pending or threatened litigation.
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
The table below presents transactions with respect to shares of the Company's common stock for the following period:

	For the Three Months Ended March 31, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	5,999,843	$60,846	419,426	$4,240	2,623,057	$26,471	9,042,326	$91,557
Shares/gross proceeds from the private placements	—	—	—	—	8,114,089	82,322	8,114,089	82,322
Reinvestment of distributions	181,104	1,835	2,343	24	1,120,721	11,351	1,304,168	13,210
Repurchased shares	(95,317)	(965)	—	—	(3,475,640)	(35,173)	(3,570,957)	(36,138)
Total shares/gross proceeds	6,085,630	$61,716	421,769	$4,264	8,382,227	$84,971	14,889,626	$150,951
Sales load	—	(264)	—	—	—	—	—	(264)
Total shares/net proceeds	6,085,630	$61,452	421,769	$4,264	8,382,227	$84,971	14,889,626	$150,687

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
The changes to the Company's offering price per share since the commencement of the Company's initial continuous public offering and associated effective dates of such changes were as follows:

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)
June 1, 2022	$9.96	$—	$9.96
July 1, 2022	$9.81	$—	$9.81
August 1, 2022	$10.00	$—	$10.00
September 1, 2022	$10.03	$—	$10.03
October 1, 2022	$9.93	$—	$9.93
November 1, 2022	$9.97	$—	$9.97
December 1, 2022	$10.01	$—	$10.01
January 1, 2023	$10.02	$—	$10.02
February 1, 2023	$10.17	$—	$10.17
March 1, 2023	$10.15	$—	$10.15
(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)
June 1, 2022	$9.96	$—	$9.96
July 1, 2022	$9.81	$—	$9.81
August 1, 2022	$10.00	$—	$10.00
September 1, 2022	$10.04	$—	$10.04
October 1, 2022	$9.93	$—	$9.93
November 1, 2022	$9.97	$—	$9.97
December 1, 2022	$10.01	$—	$10.01
January 1, 2023	$10.02	$—	$10.02
February 1, 2023	$10.17	$—	$10.17
March 1, 2023	$10.15	$—	$10.15
(1) Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial offering price	$10.00	$—	$10.00
June 1, 2022	$9.96	$—	$9.96
July 1, 2022	$9.81	$—	$9.81
August 1, 2022	$10.00	$—	$10.00
September 1, 2022	$10.04	$—	$10.04
October 1, 2022	$9.93	$—	$9.93
November 1, 2022	$9.97	$—	$9.97
December 1, 2022	$10.01	$—	$10.01
January 1, 2023	$10.02	$—	$10.02
February 1, 2023	$10.17	$—	$10.17
March 1, 2023	$10.15	$—	$10.15

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Distributions
The Board intends to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.
The table below presents cash distributions per share that were recorded for the following period:

For the Three Months Ended March 31, 2023
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 22, 2022	January 31, 2023	February 24, 2023	$0.07550	$1,010	$19	$6,766
January 25, 2023	January 31, 2023	February 24, 2023	0.07478	909	19	6,746
February 21, 2023	February 28, 2023	March 23, 2023	0.07478	1,019	27	7,110
March 22, 2023	March 31, 2023	April 26, 2023	0.07478	1,137	38	7,193
		Total	$0.29984	$4,075	$103	$27,815
(1) Distributions per share are gross of shareholder servicing fees.
(2) Distribution amounts are net of shareholder servicing fees.

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
The table below presents the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock for the following period:

	For the Three Months Ended March 31, 2023
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.29448	$32,398	101.3%
Net realized gain (loss) on investments	(0.00002)	(2)	—%
Distributions in excess of (undistributed) net investment income	0.00538	(403)	(1.3)%
Total	$0.29984	$31,993	100.0%
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

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The table below presents the share repurchase activity of the Company:

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
August 25, 2022	I	September 30, 2022	$6,703	$9.93	675,034
November 28, 2022	I	December 30, 2022	$22,059	$10.02	2,201,495
February 28, 2023	I	March 31, 2023	$35,173	$10.12	3,475,640
February 28, 2023	S	March 31, 2023	$965	$10.12	95,317
Note 9. Earnings Per Share
The table below presents the computation of basic and diluted earnings per common share for the following period:

	For the Three Months Ended March 31, 2023
($ in thousands, except per share amounts)	Class S	Class D	Class I
Increase (decrease) in net assets resulting from operations	$5,214	$117	$36,189
Weighted average shares of common stock outstanding—basic and diluted	15,025,092	379,914	94,612,970
Earnings (loss) per common share—basic and diluted	$0.35	$0.31	$0.38
Note 10. Income Taxes
Taxable income generally differs from increase in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
The Company has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, the Company generally will not have to pay federal income taxes at corporate rates on any ordinary income or capital gains that the Company distributes to its shareholders from its taxable earnings and profits. To maintain its RIC tax treatment, it must, among other things, meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.
For the three months ended March 31, 2023, the Company did not record U.S. federal excise tax.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following period:

	For the Three Months Ended March 31, 2023
($ in thousands, except share and per share amounts)	Class S common stock	Class D common stock	Class I common stock
Per share data:
Net asset value, at beginning of period	$10.02	$10.02	$10.02
Results of operations:
Net investment income(1)	0.28	0.29	0.30
Net realized and unrealized gain (loss)(2)	0.12	0.11	0.10
Net increase (decrease) in net assets resulting from operations	0.40	0.40	0.40
Shareholder distributions:
Distributions from net investment income(3)	(0.30)	(0.30)	(0.30)
Distributions from net realized gains(7)	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(0.30)	(0.30)	(0.30)
Total increase (decrease) in net assets	0.10	0.10	0.10
Net asset value, at end of period	$10.12	$10.12	$10.12

Total Return(4)	3.8%	3.9%	4.0%

Ratios
Ratio of net expenses to average net assets(5)(6)	11.0%	10.6%	10.2%
Ratio of net investment income to average net assets(6)	11.9%	8.3%	12.1%
Portfolio turnover rate	N.M	N.M	N.M

Supplemental Data
Weighted-average shares outstanding	15,025,092	379,914	94,612,970
Shares outstanding, end of period	16,865,945	528,788	96,200,577
Net assets, end of period	$170,661	$5,350	$973,700
(1)The per share data was derived using the weighted average shares outstanding during the period.
(2)The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(4)Total return is not annualized. An investment in the Company is subject to maximum upfront sales load of 3.5% and 1.5% for Class S and Class D common stock, respectively, of the offering price, which will reduce the amount of capital available for investment. Class I common stock is not subject to upfront sales load. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses. Total return is calculated as the change in net asset value (“NAV”) per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share (which for the purposes of this calculation is equal to the net offering price in effect at that time).
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the three months ended March 31, 2023, the total operating expenses to average net assets were 11.0%, 10.6%, 10.2% for Class S, Class D and Class I common stock, respectively.
(6)The ratio reflects an annualized amount for the three months ended March 31, 2023, except in the case of non-recurring expenses (e.g., initial organization expenses) and offering expenses, where applicable.
(7)The distributions from net realized gain (loss) on investments per share for the three months ended March 31, 2023, rounds to less than $0.01 per share.

Owl Rock Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 12. Subsequent Events
The Company's management evaluated subsequent events through the date of these financial statements. There have been no subsequent events to disclose except for the following:
On April 25, 2023, our Board declared a distribution of $0.07478 per share, payable on or before May 31, 2023 to shareholders of record as of April 30, 2023.
As of May 11, 2023, the Company has issued approximately 18.9 million shares of its Class S common stock, approximately 103.4 million shares of its Class I common stock and 0.6 million shares of its Class D common stock and has raised total gross proceeds of approximately $190.6 million, $1,034.3 million, and $6.1 million respectively, including seed capital of $1,000 contributed by its Adviser in September 2021 and approximately $50.0 million in gross proceeds raised from Feeder FIC ORTIC and Blue Owl Holdings, entities affiliated with the Adviser. In addition, the Company has received $56.4 million in subscription payments which the Company accepted on May 2, 2023 and which is pending the Company’s determination of the net asset value per share applicable to such purchase.

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
On September 30, 2021, an affiliate of the Adviser ("the Initial Shareholder") purchased 100 shares of our Class I common stock at $10.00 per share, which represents the initial public offering price of such shares. The Initial Shareholder will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue its role. On October 6, 2021, we received a subscription agreement, totaling $50.0 million for the purchase of Class I common shares of our common stock from Owl Rock Feeder FIC ORTIC LLC (“Feeder FIC ORTIC”) and Blue Owl Capital Holdings LP, ("Blue Owl Holdings"), entities affiliated with the Adviser. We had called all of the $50.0 million under the subscription agreement as of March 31, 2023.
Since meeting the minimum offering requirement and commencing our continuous public offering through March 31, 2023,we have issued 16,701,139 shares of Class S common stock, 526,158 shares of Class D common stock, and 10,859,849 shares of Class I common stock, for gross proceeds of $168.1 million, $5.3million, and $108.6 million, respectively, including $1,000 of seed capital contributed by its Initial Shareholder. We have issued 89,229,050 shares of our Class I common stock to feeder vehicles primarily created to hold our Class I shares in a Private Offering and raised gross proceeds of approximately $892.0 million.
Our Adviser also serves as investment adviser to Owl Rock Technology Finance Corporation II.
Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. As of March 31, 2023 , the Adviser and its affiliates had $71.6 billion of assets under management across the Owl Rock division of Blue Owl. Owl Rock is comprised of the Adviser, Owl

Rock Capital Advisors LLC (“ORCA”), Owl Rock Diversified Advisors LLC (“ORDA”), Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“ORPFA” and together with the Adviser, ORCA, ORDA and ORTA, the “Owl Rock Advisers”), which are also investment advisers.
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
Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, technology-related companies based primarily in the United States. Our investment objective is to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity-related investments. Since our Adviser and its affiliates began investment activities in April 2016 through March 31, 2023, our Adviser and its affiliates have originated $74.5 billion of aggregate principal amount of investments, of which $71.0 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We target portfolio companies where we can structure larger transactions. As of March 31, 2023, our average investment size in each of our portfolio companies was approximately $31.5 million based on fair value. As of March 31, 2023, investments we classify as traditional financing, excluding certain investments that fall outside of our typical borrower profile, represented 84.2% of our total portfolio based on fair value and these portfolio companies had a weighted average annual revenue of $991.5 million, a weighted average annual EBITDA of $241.5 million and a weighted average enterprise value of $5.9 billion. As of March 31, 2023, investments we classify as growth capital represented 11.1% of our total portfolio based on fair value and these portfolio companies had a weighted average annual revenue of $2.2 billion and weighted average enterprise value of $14.5 billion.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2023, 100.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Expense Deferral Agreement
On March 23, 2022, we entered into the expense deferral agreement (the “Expense Deferral Agreement”) with the Adviser, under which the Adviser has agreed to incur and pay all of our expenses, other than amounts used to pay interest expense and shareholder servicing and/or distribution fees, until we met certain conditions related to amount of subscriptions it received. The expenses subject to deferral did not include expenses that (1) were previously classified as Expense Payments or Reimbursement Payments under the Expense Support Agreement, or (2) Organization and Offering Expenses in excess of 1.50% of the gross offering proceeds from the sale of our securities.
On May 9, 2023, the Company and the Adviser amended the Expense Deferral Agreement to provide that the Adviser's obligation to incur and pay the Company's expenses would cease as of April 30, 2023, and that the Company would repay the expenses previously incurred by the Adviser on the Company's behalf in eighteen equal installments, upon meeting specified conditions. The first installment will become an obligation of the Company when the Company reaches $1.75 billion in Net Subscriptions received from the sale of the Company's common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75 million in Net Subscriptions received from the sale of the Company's common shares thereafter.
The Expense Deferral Agreement may be terminated at any time, without the payment of any penalty, by us or the Adviser, with or without notice, and will automatically terminate (i) in the event of the termination of the Investment Advisory Agreement, or (ii) if the Board makes a determination to dissolve or liquidate us. However, our obligation to repay the Adviser the expenses incurred by the Adviser on our behalf upon meeting the specified conditions will survive any termination of the agreement.
Fee Waivers
On March 23, 2022, the Adviser agreed to waive 100% of the base management fee through October 31, 2022. Any portion of the base management fee waived will not be subject to recoupment. For the three months ended March 31, 2022, we did not incur management fees.

On June 22, 2022, the Adviser agreed to waive 100% of the performance based incentive fee and capital gains based incentive fee through October 31, 2022. Any portion of the incentive fees waived will not be subject to recoupment. For the three months ended March 31, 2022, we did not incur performance-based incentive fees. For the three months ended March 31, 2022,we did not incur capital gains based incentive fees.
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
Limited Availability of Capital for Technology Companies. We believe that technology companies have limited access to capital, driven by a lack of dedicated pools of capital focused on technology companies and a reduction in activity from commercial and investment banks as a result of regulatory and structural factors, industry consolidation and general risk aversion. Traditional lenders, such as commercial and investment banks, generally do not have flexible product offerings that meet the needs of technology-related companies. In recent years, many commercial and investment banks have focused their efforts and resources on lending to large corporate clients and managing capital markets transactions rather than lending to technology-related companies. In addition, these lenders may be constrained in their ability to underwrite and hold loans and high yield securities, as well as their ability to provide equity financing, as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of scaled market participants that are willing to provide and hold meaningful amounts of a customized financing solution for technology companies. As a result, we believe our focus on technology-related companies and our ability to invest across the capital structure, coupled with a limited supply of capital providers, presents an attractive opportunity to invest in technology companies.
Capital Markets Have Been Unable to Fill the Void Left by Banks. Access to underwritten bond and syndicated loan markets is challenging for many technology companies due to loan size and liquidity. For example. high yield bonds are generally purchased by institutional investors such as mutual funds and exchange traded funds ("ETFs") who, among other things, are highly focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision.
Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Loans provided by companies such as ours provide certainty to issuers in that we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.
Robust Demand for Debt Capital. According to Gartner, a research and advisory company, global technology spend was $4.4 trillion in 2022 and is expected to grow to more than $4.5 trillion in 2023. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility such as the dislocation caused by the COVID-19 pandemic and the increased market turbulence and uncertain economic backdrop in 2022, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.5 trillion as of December 2022, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
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
On March 21, 2022, the Board approved multiple purchase agreements with Macquarie US Trading LLC (“Macquarie”) and certain of its affiliates (each, a “Financing Provider” and collectively, the “Financing Providers”). Under the purchase agreements, the Company had forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Providers, each of whom was obligated to settle the sale of such investments subject to the following conditions: (a) the Company received a minimum of $450.0 million of subscriptions; and (b) the Board approved the purchase of the specific Warehouse Investments. As of May 10, 2022, conditions under the purchase agreement were met and we became obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of March 31, 2023, the Company settled its required obligations under the purchase agreements.

As of March 31, 2023, based on fair value, our portfolio consisted of 78.1% first lien senior debt investments (of which 44.1% we consider to be unitranche debt investments (including "last out" portions of such loans)), 10.9% second lien senior secured debt investments, 9.6%, preferred equity investments, and 1.4% common equity investments.
As of March 31, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 11.6% and 11.6%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 11.9% and 11.9%, respectively. As of March 31, 2023, the weighted average spread of total debt investments was 5.6%.
As of March 31, 2023, we had investments in 67 portfolio companies with an aggregate fair value of $2.1 billion. As of March 31, 2023, we had net leverage of 0.79x debt-to-equity.
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
Many of the companies in which we invest have experienced relief and are experiencing improved profitability from earlier supply chain disruptions resulting from the pandemic, the war between Russia and Ukraine and elements of geopolitical, economic and financial market instability. In addition, we have seen a moderation in input costs which has helped to offset the impact of rising rates and support growth. However, in the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We are continuing to monitor the effect that market volatility, including as a result of a rising interest rate environment and uncertainty in the banking sector may have on our portfolio companies and our investment activities. Although we anticipate that a shift in consumer demand may lead to a contraction in the economy, we believe that the rapid rise in interest rates will meaningfully benefit our net investment income in the fourth quarter as we continue to see the impact of interest rates exceeding our interest rate floors.

The table below presents our investment activity for the following period (information presented herein is at par value unless otherwise indicated).

($ in thousands)	Three Months Ended March 31, 2023
New investment commitments
Gross originations	$50,802
Less: Sell downs	—
Total new investment commitments	$50,802
Principal amount of investments funded:
First-lien senior secured debt investments	$40,263
Second-lien senior secured debt investments	—
Preferred equity investments	9,776
Common equity investments	14
Total principal amount of investments funded	$50,053

Number of new investment commitments in new portfolio companies(1)	4
Average new investment commitment amount in new portfolio companies(1)	$4,533
Weighted average term for new debt investment commitments (in years)	4.3
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	—%
Weighted average interest rate of new debt investment commitments(2)	10.4%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.5%
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.91% as of March 31, 2023.

The table below presents our investments at amortized cost and fair value as of the following periods:

	As of		As of
	March 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$1,639,736	$1,647,206	$1,559,332	$1,558,578
Second-lien senior secured debt investments	237,373	229,621	235,671	$226,686
Preferred equity investments(2)	206,230	203,256	185,520	$181,670
Common equity investments	29,981	29,993	29,967	$29,935
Total Investments	$2,113,320	$2,110,076	$2,010,490	$1,996,869
(1) 44.1% and 47.3% of which we consider unitranche loans as of March 31, 2023 and December 31, 2022, respectively.
(2) Includes equity investment in LSI Financing 1 DAC ("LSI Financing").

We use GICs for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of
	March 31, 2023	December 31, 2022
Aerospace & Defense	2.0%	2.2%
Application Software	20.4%	18.2%
Beverages	2.3%	2.5%
Buildings & Real Estate	1.0%	1.0%
Commercial Services & Supplies	4.9%	5.1%
Construction & Engineering	0.5%	0.5%
Containers & Packaging	1.0%	1.1%
Diversified Consumer Services	1.4%	1.5%
Diversified Financial Services	2.4%	2.5%
Electrical Equipment	4.7%	5.0%
Food & Staples Retailing	7.1%	7.5%
Health Care Equipment & Supplies	0.7%	0.2%
Health Care Providers & Services	3.0%	3.1%
Health Care Technology	11.1%	10.9%
Insurance	4.6%	3.8%
IT Services	6.7%	6.9%
Life Sciences Tools & Services	0.2%	0.3%
Pharmaceuticals(1)	1.1%	0.6%
Professional Services	0.5%	0.4%
Real Estate Management & Development	1.3%	1.2%
Road & Rail	0.2%	0.2%
Specialty Retail	—%	2.0%
Systems Software	22.9%	23.3%
Total	100.0%	100.0%
(1) Includes equity investment in LSI Financing.
We classify the industries of our portfolio companies be end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.
The table below presents investments by geographic composition based on fair value as of the following periods:

	As of
	March 31, 2023	December 31, 2022
United States:
Midwest	11.9%	12.0%
Northeast	25.5%	25.9%
South	35.3%	35.2%
West	21.0%	21.7%
International	6.3%	5.2%
Total	100.0%	100.0%

The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	As of
	March 31, 2023	December 31, 2022
Weighted average total yield of portfolio	11.6%	11.0%
Weighted average total yield of debt and income producing securities	11.9%	11.2%
Weighted average interest rate of debt securities	11.1%	6.2%
Weighted average spread over base rate of all floating rate investments	5.6%	6.2%
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

The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Investment Committee.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of		As of
	March 31, 2023		December 31, 2022
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$27,321	1.3%	$27,333	1.4%
2	2,063,331	97.8%	1,949,995	97.6%
3	19,424	0.9%	19,541	1.0%
4	—	—%	—	—%
5	—	—%	—	—%
Total	$2,110,076	100.0%	$1,996,869	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	As of		As of
	March 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,877,109	100.0%	$1,795,003	100.0%
Non-accrual	—	—%	$—	—%
Total	$1,877,109	100.0%	$1,795,003	100.0%
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

Results of Operations

The table below presents the operating results for the following period:

($ in thousands)	For the Three Months Ended March 31, 2023
Total Investment Income	$59,962
Less: Net operating expenses	(27,564)
Net Investment Income (Loss) Before Taxes	32,398
Less: Excise taxes	—
Net Investment Income (Loss) After Taxes	$32,398
Net change in unrealized gain (loss)	9,122
Net realized gain (loss)	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$41,520
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
Investment Income
The table below presents investment income for the following period:

($ in thousands)	For the Three Months Ended March 31, 2023
Interest income	$47,894
Payment-in-kind interest income	3,454
Payment-in-kind dividend income	8,014
Other income	600
Total Investment Income	$59,962
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
Expenses
The table below presents expenses for the following period:

($ in thousands)	For the Three Months Ended March 31, 2023
Interest expense	$19,398
Management fees	3,214
Performance based incentive fees	4,629
Shareholder servicing fees	323
Total Operating Expenses	27,564
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
For three months ended March 31, 2023, we did not record U.S. federal excise tax.
Net Change in Unrealized Gains (Loss) on Investments
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The table below presents the composition to the net change in unrealized gains (losses) for the following period:

($ in thousands)	For the Three Months Ended March 31, 2023
Net change in unrealized gain (loss) on investments	$9,143
Net change in translation of assets and liabilities in foreign currencies	(21)
Net change in unrealized gain (loss)	$9,122

We were initially capitalized on September 30, 2021, we commenced operations and began investing activities in May 2022. As a result, comparisons may not be meaningful.
The primary driver of our portfolio's unrealized loss was primarily driven by a decrease in the fair value of our debt investments due to current market conditions, including public market volatility, and credit spreads widening. The table below presents the ten largest contributors to the change in net unrealized gain (loss) on investments for the following period:

Portfolio Company	For the Three Months Ended March 31, 2023
($ in thousands)
Remaining Portfolio Companies	$4,166
Asurion, LLC	1,382
Kaseya, Inc.	955
SailPoint Technologies Holdings, Inc.	868
Minerva Holdco, Inc. (dba Athenahealth, Inc.)	685
Circana Group, L.P. (fka The NPD Group, L.P.)	645
Zendesk, Inc.	597
Hyperion Refinance S.a.r.l (dba Howden Group)	483
Grayshift, LLC	427
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	(524)
Perforce Software, Inc.	(541)
Total	$9,143
Net Realized Gains (Losses) on Investments
The table below presents the change to the realized gains and losses on sold investment portfolio companies for the following period:

($ in thousands)	For the Three Months Ended March 31, 2023
Net realized gain (loss) on investments	$(2)
Net realized gain (loss) on foreign currency transactions	2
Net realized gain (loss)	$—

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
We may from time to time enter into additional credit facilities or issue debt securities. Additional financings could include additional SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2023, our asset coverage ratio was 219.3%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitment we are required to fund. For the three months ended March 31, 2023, our weighted average cost of debt was 7.8%.
Cash as of March 31, 2023, taken together with our available debt capacity of $317.0 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash need will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future. As of March 31, 2023, we had $317.0 million available under our credit facilities.

As of March 31, 2023, we had $25.3 million in cash. For the three months ended March 31, 2023, we used $44.6 million in cash for operating activities, primarily as a result of funding portfolio investments of $97.3 million. Cash provided by financing activities was $41.8 million during the period, which was the result of proceeds from gross borrowings on our credit facilities of $60.0 million, partially offset by repayments on our credit facilities of $152.0 million, and $173.6 million of proceeds from issuance of common shares.
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
The table below presents transactions with respect to shares of our common stock for the following period:

	For the Three Months Ended March 31, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	5,999,843	$60,846	419,426	$4,240	2,623,057	$26,471	9,042,326	$91,557
Shares/gross proceeds from the private placements	—	—	—	—	8,114,089	82,322	8,114,089	82,322
Reinvestment of distributions	181,104	1,835	2,343	24	1,120,721	11,351	1,304,168	13,210
Repurchased shares	(95,317)	(965)	—	—	(3,475,640)	(35,173)	(3,570,957)	(36,138)
Total shares/gross proceeds	6,085,630	$61,716	421,769	$4,264	8,382,227	$84,971	14,889,626	$150,951
Sales load	—	(264)	—	—	—	—	—	(264)
Total shares/net proceeds	6,085,630	$61,452	421,769	4,264	8,382,227	$84,971	14,889,626	$150,687
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
The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

Class S
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)
June 1, 2022	$9.96	$—	$9.96
July 1, 2022	$9.81	$—	$9.81
August 1, 2022	$10.00	$—	$10.00
September 1, 2022	$10.03	$—	$10.03
October 1, 2022	$9.93	$—	$9.93
November 1, 2022	$9.97	$—	$9.97
December 1, 2022	$10.01	$—	$10.01
January 1, 2023	$10.02	$—	$10.02
February 1, 2023	$10.17	$—	$10.17
March 1, 2023	$10.15	$—	$10.15
(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.

Class D
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)
June 1, 2022	$9.96	$—	$9.96
July 1, 2022	$9.81	$—	$9.81
August 1, 2022	$10.00	$—	$10.00
September 1, 2022	$10.04	$—	$10.04
October 1, 2022	$9.93	$—	$9.93
November 1, 2022	$9.97	$—	$9.97
December 1, 2022	$10.01	$—	$10.01
January 1, 2023	$10.02	$—	$10.02
February 1, 2023	$10.17	$—	$10.17
March 1, 2023	$10.15	$—	$10.15
(1) Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial offering price	$10.00	$—	$10.00
June 1, 2022	$9.96	$—	$9.96
July 1, 2022	$9.81	$—	$9.81
August 1, 2022	$10.00	$—	$10.00
September 1, 2022	$10.04	$—	$10.04
October 1, 2022	$9.93	$—	$9.93
November 1, 2022	$9.97	$—	$9.97
December 1, 2022	$10.01	$—	$10.01
January 1, 2023	$10.02	$—	$10.02
February 1, 2023	$10.17	$—	$10.17
March 1, 2023	$10.15	$—	$10.15

Distributions
Subject to our Board's discretion, we intend to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.
The table below presents cash distributions per share that were declared for the following period:

For the Three Months Ended March 31, 2023
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 22, 2022	January 31, 2023	February 24, 2023	$0.07550	$1,010	$19	$6,766
January 25, 2023	January 31, 2023	February 24, 2023	0.07478	909	19	6,746
February 21, 2023	February 28, 2023	March 23, 2023	0.07478	1,019	27	7,110
March 22, 2023	March 31, 2023	April 26, 2023	0.07478	1,137	38	7,193
		Total	$0.29984	$4,075	$103	$27,815
(1) Distributions per share are gross of shareholder servicing fees.
(2) Distribution amounts are net of shareholder servicing fees.

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
The table below presents the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock for the following period:

	For the Three Months Ended March 31, 2023
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.29448	$32,398	101.3%
Net realized gain (loss) on investments	(0.00002)	(2)	—%
Distributions in excess of (undistributed) net investment income	0.00538	(403)	(1.3)%
Total	$0.29984	$31,993	100.0%
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
The table below presents our share repurchase activity:

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
August 25, 2022	I	September 30, 2022	$6,703	$9.93	675,034
November 28, 2022	I	December 30, 2022	$22,059	$10.02	2,201,495
February 28, 2023	I	March 31, 2023	$35,173	$10.12	3,475,640
February 28, 2023	S	March 31, 2023	$965	$10.12	95,317
Debt
Aggregate Borrowings
The tables below present our debt obligations as of the following periods:

	As of
	March 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$1,000,000	$630,000	$499	$623,637
Revolving Credit Facility	750,000	308,491	316,495	304,136
Total Debt	$1,750,000	$938,491	$316,994	$927,773
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2)The carrying value of our SPV Asset Facility I and Revolving Credit Facility are presented net unamortized debt issuance costs of $6.4 million and $4.3 million, respectively.

	As of
	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$1,000,000	$614,000	$2,867	$607,253
Revolving Credit Facility	750,000	415,229	18,647	410,661
Total Debt	$1,750,000	$1,029,229	$21,514	$1,017,914
(1) The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(2) The carrying value of our SPV Asset Facility I and Revolving Credit Facility are presented net unamortized debt issuance costs of $6.7 million and $4.6 million, respectively.

The table below presents the components of interest expense for the following period:

($ in thousands)	For the Three Months Ended March 31, 2023
Interest Expense	$18,724
Amortization of debt issuance costs	674
Total Interest Expense	$19,398

Average interest rate(1)	7.8%
Average daily outstanding borrowings(1)	970,002
(1) Averages are calculated based on annualized amounts.

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
On June 22, 2022, we and Feeder FIC, as lender, entered into a Termination Agreement (the "Termination Agreement") pursuant to which the FIC Agreement was terminated. Upon execution of the termination agreement, there were no amounts outstanding under the FIC Agreement or the Promissory Notes.
Revolving Credit Facility
On May 2, 2022, we entered into a Senior Secured Credit Agreement (the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Sumitomo Mitsui Banking Corporation as Administrative Agent, Sumitomo Mitsui Banking Corporation, as Sole Bookrunner and a Joint Lead Arranger, Truist Securities, Inc., as a Joint Lead Arranger, and Truist Bank as Documentation Agent.
The Revolving Credit Facility is guaranteed by each of OR Tech Lending IC LLC, ORTIC BC 1 LLC and ORTIC BC 2 LLC, each a subsidiary of ours, and will be guaranteed by certain domestic subsidiaries of ours that are formed or acquired by us in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
The maximum principal amount of the Revolving Credit Facility is $750 million (increased from $400.0 million to $725.0 million on June 22, 2022 and subsequently increased from $725 million to $750 million on November 14, 2022), subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.8 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans, with the aggregate principal amount of outstanding swingline loans of any swingline lender being limited to up to $50.0 million, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
The availability period under the Revolving Credit Facility will terminate on May 1, 2026 (“Commitment Termination Date”) and the Revolving Credit Facility will mature on April 30, 2027 (“Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at either term SOFR plus a margin, or the prime rate plus a margin. We may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. We will also pay a fee of 0.375% on average daily undrawn amounts under the Revolving Credit Facility.
The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and other maintenance covenants, as well as customary events of default. The Revolving Credit Facility requires a minimum asset coverage ratio with respect to the consolidated assets of us and our subsidiaries to senior securities that constitute indebtedness of no less than 1.50 to 1.00, measured at the last day of any fiscal quarter.
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

Off-Balance Sheet Arrangements

Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. We had the following outstanding commitments to fund investments in current portfolio companies as of the following periods:

		As of
Portfolio Company	Investment	March 31, 2023	December 31, 2022
($ in thousands)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	$1,515	$1,515
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273	2,273
Anaplan, Inc.	First lien senior secured revolving loan	6,481	6,481
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	14,652	16,366
Appfire Technologies, LLC	First lien senior secured revolving loan	1,539	1,539
Armstrong Bidco Limited	First lien senior secured delayed draw term loan	3,838	3,734
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	870	870
Avalara, Inc.	First lien senior secured revolving loan	2,273	2,273
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	172	195
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	212	246
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	7,792	7,973
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	750	750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	375	375
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	19,934
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	7,600	7,600
Grayshift, LLC	First lien senior secured revolving loan	5,806	5,806
Hyperion Refinance S.a.r.l (dba Howden Group)	First lien senior secured delayed draw term loan	—	17,714
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	4,963	4,963
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	1,514	2,010
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	1,350	1,350
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	913	652
Kaseya, Inc.	First lien senior secured delayed draw term loan	4,050	4,050
Kaseya, Inc.	First lien senior secured revolving loan	4,050	4,050
ManTech International Corporation	First lien senior secured delayed draw term loan	10,400	10,400
ManTech International Corporation	First lien senior secured revolving loan	5,590	5,590
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	4,936	5,650
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	1,271	847
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	534	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954	954
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182	2,182
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	4,412	4,412
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	1,891	1,891
Rubrik, Inc.	First lien senior secured delayed draw term loan	1,857	1,857
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	10,896	10,896

		As of
Portfolio Company	Investment	March 31, 2023	December 31, 2022
Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	7,716	7,716
Smarsh Inc.	First lien senior secured delayed draw term loan	3,333	3,333
Smarsh Inc.	First lien senior secured revolving loan	213	1,667
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	196	118
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369	1,369
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071	1,071
Zendesk, Inc.	First lien senior secured delayed draw term loan	14,633	14,633
Zendesk, Inc.	First lien senior secured revolving loan	6,026	6,026
Total Unfunded Portfolio Company Commitments		$156,242	$196,890
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of March 31, 2023, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
As of June 8, 2022, we settled the 4 warehouse investments that the Financing Providers purchased having an aggregate aggregate cost of $127.0 million. As of March 31, 2023, there were no purchase agreements outstanding with the Financing Providers.
Organizational and Offering Costs
The Adviser and its affiliates have incurred organization and offering costs on behalf of the Company in the amount of $0.2 million for the three months ended March 31, 2023, and $3.1 million for the period from June 22, 2021 (Inception) to March 31, 2022, of which, no organization and offering costs have been charged to the Company as of March 31, 2023 and March 31, 2022, respectively. Under the Investment Advisory Agreement, there will be no liability on the Company`s part for the offering or organization costs funded by the Adviser or its affiliates until the Company has satisfied the minimum offering requirement. At such time, the Adviser will be entitled to receive up to 1.5% of gross offering proceeds raised in the Company`s continuous public offering until all organization and offering costs funded by the Adviser or its affiliates have been recovered.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2023, management was not aware of any pending or threatened litigation.

Expense Deferral Agreement
On March 23, 2022, the Company and the Adviser entered into the expense deferral agreement (the “Expense Deferral Agreement”), under which the Adviser has agreed to incur and pay all of the Company’s expenses, other than amounts used to pay interest expense and shareholder servicing and/or distribution fees, until the Company met certain conditions related to amount of subscriptions it received. The expenses subject to deferral did not include expenses that (1) were previously classified as Expense Payments or Reimbursement Payments under the Expense Support Agreement, or (2) Organization and Offering Expenses in excess of 1.50% of the gross offering proceeds from the sale of the Company's securities. .
On May 9, 2023, the Company and the Adviser amended the Expense Deferral Agreement to provide that the Adviser's obligation to incur and pay the Company's expenses would cease as of April 30, 2023, and that the Company would repay the expenses previously incurred by the Adviser on the Company's behalf in eighteen equal installments, upon meeting specified conditions. The first installment will become an obligation of the Company when the Company reaches $1.75 billion in Net Subscriptions received from the sale of the Company's common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75 million in Net Subscriptions received from the sale of the Company's common shares thereafter.
The Expense Deferral Agreement may be terminated at any time, without the payment of any penalty, by the Company or the Adviser, with or without notice, and will automatically terminate (i) in the event of the termination of the Investment Advisory Agreement, or (ii) if the Board makes a determination to dissolve or liquidate the Company.However, the Company's obligation to repay to the Adviser the expenses incurred by the Adviser on the Company's behalf upon meeting the specified conditions will survive any termination of the agreement.
The total expenses incurred by the Adviser on behalf of the Company for the period from June 22, 2021 (Inception) to March 31, 2022 and three months ended March 31, 2023, were $0.9 million and $1.3 million, respectively.

Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities as of March 31, 2023:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility I	$623,637	$—	$—	$623,637	$—
Revolving Credit Facility	304,136	—	—	304,136	—
Total Contractual Obligations	$927,773	$—	$—	$927,773	$—

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
Rule 2a-5 under the 1940 Act was adopted by the SEC in January 2021 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as our valuation designee to perform fair value determinations relating to the value of assets we held for which market quotations are not readily available.
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
Foreign Currency
Foreign currency amounts are translated into U.S. dollars on the following basis:
•cash, fair value of investments, outstanding debt, other assets and liabilities: at the spot exchange rate on the last business day of the period; and
•purchases and sales of investments, borrowings and repayments of such borrowings, income and expenses: at the rates of exchange prevailing on the respective dates of such transactions.
The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations with the change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company’s Revolving Credit Facility to fund these investments. Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.
Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.
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
Recent Developments
On May 9, 2023, the Company and the Adviser amended the Expense Deferral Agreement to provide that the Adviser's obligation to incur and pay the Company's expenses would cease as of April 30, 2023, and that the Company would repay the expenses previously incurred by the Adviser on the Company's behalf in eighteen equal installments, upon meeting specified conditions. The first installment will become an obligation of the Company when the Company reaches $1.75 billion in Net Subscriptions received from the sale of the Company's common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75 million in Net Subscriptions received from the sale of the Company's common shares thereafter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk, credit risk and inflation risk.
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
Interest Rate Risk
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.
As of March 31, 2023, 100.0% of our debt investments based on fair value were floating rates. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 0.8%% and the majority of our debt investments have a floor of 0.8%. The Revolving Credit Facility and the SPV Asset Facility I, bear interest at variable interest rates with no interest rate floor.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$57,421	$28,155	$29,266
Up 200 basis points	$38,280	$18,770	$19,510
Up 100 basis points	$19,140	$9,385	$9,755
Up 50 basis points	$9,570	$4,692	$4,878
Down 50 basis points	$(9,570)	$(4,692)	$(4,878)
Down 100 basis points	$(19,140)	$(9,385)	$(9,755)
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

Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "ITEM 1A. RISK FACTORS" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition, and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. We and our portfolio companies may also be subject to risk arising from a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution may cause a series of defaults by the other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries with which we interact in the conduct of our business. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.
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
Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. If a depository institution fails to return these deposits or is otherwise subject to adverse conditions in the financial or credit markets, our access to invested cash or cash equivalents could be limited which adversely impact our results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC. In order to satisfy the reinvestment portion of our dividends for the three months months ended March 31, 2023, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class
1/26/2023	12/31/2022	36,572	$10.02	S
1/26/2023	12/31/2022	224	$10.02	D
1/26/2023	12/31/2022	275,682	$10.02	I
2/24/2023	1/31/2023	94,197	$10.17	S
2/24/2023	1/31/2023	1,256	$10.17	D
2/24/2023	1/31/2023	555,544	$10.17	I
3/23/2023	2/28/2023	50,334	$10.15	S
3/23/2023	2/28/2023	863	$10.15	D
3/23/2023	2/28/2023	289,495	$10.15	I
We commenced a share repurchase program pursuant to which we intend to conduct quarterly repurchase offers to allow our shareholders to tender their shares at a price equal to the net offering price per share for the applicable class of shares on each date of repurchase.
Our Board has complete discretion to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of our Board, we may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares.All shares purchased by us pursuant to the terms of each offer to repurchase will be retired and thereafter will be authorized and unissued shares.
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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
November 28, 2022	I	December 30, 2022	$22,059	$10.02	2,201,495
February 28, 2023	I	March 31, 2023	$35,173	$10.12	3,475,640
February 28, 2023	S	March 31, 2023	$965	$10.12	95,317
Item 3. Defaults Upon Senior Disclosures.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibits
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit (a)(1) to the Company’s Registration Statement on Form N-2, filed on October 6, 2021).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit (b) to the Company’s Registration Statement on Form N-2, filed on October 6, 2021).
10.1*	Amendment No. 1 to the Expense Deferral Agreement, dated May 9, 2023, between the Company and Owl Rock Technology Advisors II LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Technology Income Corp.

Date: May 11, 2023	By:	/s/ Craig W. Packer
Craig W. Packer Chief Executive Officer

Owl Rock Technology Income Corp.

Date: May 11, 2023	By:	/s/ Bryan Cole
Bryan Cole Chief Financial Officer and Chief Operating Officer