Form 10-Q
period 2023-06-30
Blue Owl Technology Income Corp.
filed 2023-08-11
CIK 1869453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 801-113628
BLUE OWL TECHNOLOGY INCOME CORP.
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

As of August 10, 2023, the registrant had 111,879,059, 27,840,873 and 1,632,798 shares of Class I, Class S and Class D common stock, $0.01, par value per share, outstanding, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Blue Owl Technology Income Corp. (the “Company,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
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
•the impact of rising interest rates, elevated inflation rates, ongoing supply chain and labor market disruptions, instability in the U.S. and international banking systems, and the risk of recession on our business prospects and the prospects of our portfolio companies;
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
•the ability of Blue Owl Technology Credit Advisors II LLC (“the Adviser” or “our Adviser”) to locate suitable investments for us and to monitor and administer our investments;
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

Item 1. Consolidated Financial Statements
Blue Owl Technology Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value
Non-controlled, non affiliated investments (amortized cost of $2,313,352 and $2,006,444, respectively)	$2,307,241	$1,992,856
Non-controlled, affiliated investments (amortized cost of $12,789 and $4,046, respectively)	12,757	4,013
Total investments at fair value (amortized cost of $2,326,141 and $2,010,490, respectively)	2,319,998	1,996,869
Cash	33,198	28,061
Interest receivable	17,110	18,541
Due from Adviser	492	44
Prepaid expenses and other assets	132	55
Total Assets	$2,370,930	$2,043,570
Liabilities
Debt (net of unamortized debt issuance costs of $12,641 and $11,314, respectively)	$973,325	$1,017,914
Distribution payable	9,701	7,303
Tender offer payable	22,277	22,059
Management fee payable	1,293	965
Incentive fee payable	4,879	2,581
Payable for investments purchased	14,850	—
Due to Adviser	244	—
Accrued expenses and other liabilities	4,208	3,251
Total Liabilities	1,030,777	1,054,073
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 25,160,413 and 10,780,315 issued and outstanding, respectively	252	108
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 1,151,576 and 107,019 issued and outstanding, respectively	12	1
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 105,848,690 and 87,818,350 shares issued and outstanding, respectively	1,058	878
Additional paid-in-capital	1,322,389	983,666
Accumulated undistributed (overdistributed) earnings	16,442	4,844
Total Net Assets	1,340,153	989,497
Total Liabilities and Net Assets	$2,370,930	$2,043,570
Net Asset Value Per Class S Share	$10.14	$10.02
Net Asset Value Per Class D Share	$10.14	$10.02
Net Asset Value Per Class I Share	$10.14	$10.02
____________________________________________________________________________________________________________

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022(1)	2023	2022(1)
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$54,006	$7,270	$101,900	$7,270
PIK interest income	4,456	1,215	7,910	1,215
PIK dividend income	3,354	1,052	11,368	1,052
Dividend income	2,931	—	2,931	—
Other income	641	639	1,241	639
Total investment income from non-controlled, non-affiliated investments	65,388	10,176	125,350	10,176
Investment income from non-controlled, affiliated investments:
Dividend income	115	—	115	—
Total investment income from non-controlled, affiliated investments	115	—	115	—
Total Investment Income	65,503	10,176	125,465	10,176
Operating Expenses
Interest expense	21,067	3,353	40,465	3,353
Management fees	3,707	278	6,921	278
Performance based incentive fees	4,879	853	9,508	853
Professional fees	605	—	605	—
Directors' fees	130	—	130	—
Shareholder servicing fees	476	1	799	1
Other general and administrative	482	—	482	—
Total Operating Expenses	31,346	4,485	58,910	4,485
Management fees waived (Note 3)	—	(278)	—	(278)
Performance based incentive fees waived (Note 3)	—	(853)	—	(853)
Expense support (Note 3)	—	(174)	—	(174)
Net Operating Expenses	31,346	3,180	58,910	3,180
Net Investment Income (Loss) Before Taxes	34,157	6,996	66,555	6,996
Income tax expense (benefit), including excise tax expense (benefit)	30	—	30	—
Net Investment Income (Loss) After Taxes	$34,127	$6,996	$66,525	$6,996

Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(4,270)	$(11,399)	$4,873	$(11,399)
Translation of assets and liabilities in foreign currencies	29	(204)	8	(204)
Total Net Change in Unrealized Gain (Loss)	(4,241)	(11,603)	4,881	(11,603)
Net realized gain (loss):
Non-controlled, non-affiliated investments	—	17	(2)	17
Foreign currency transactions	(78)	(543)	(76)	(543)
Total Net Realized Gain (Loss)	(78)	(526)	(78)	(526)
Total Net Realized and Change in Unrealized Gain (Loss)	(4,319)	(12,129)	4,803	(12,129)
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$29,808	$(5,133)	$71,328	$(5,133)

Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$4,806	$(7)	$10,020	$(7)
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock(2)	$200	N/A	$317	N/A
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$24,802	$(5,126)	$60,991	$(5,126)

Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.22	$(0.17)	$0.54	$(0.17)
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	21,823,699	37,651	18,443,176	37,651
Earnings Per Share - Basic and Diluted of Class D Common Stock(2)	$0.24	N/A	$0.52	N/A
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted(2)	829,372	N/A	605,885	N/A
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.24	$(0.09)	$0.62	$(0.09)
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	103,390,769	56,276,752	99,026,118	56,276,752
(1) The company was initially capitalized on September 30, 2021 commenced operations on May 2, 2022.
(2) There were no class D shares of common stock outstanding as of June 30, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Non-controlled/non-affiliated portfolio company investments
Debt Investments(6)
Aerospace & Defense
ManTech International Corporation(11)	First lien senior secured loan	S +	5.75%	9/2029	$43,675	$42,874	$43,238	3.2%
ManTech International Corporation(17)(18)(19)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	—	(92)	—	—%
ManTech International Corporation(17)(18)	First lien senior secured revolving loan	S +	5.75%	9/2028	—	(97)	(56)	—%
						42,685	43,182	3.2%
Application Software
Anaplan, Inc.(10)	First lien senior secured loan	S +	6.50%	6/2029	90,055	89,251	90,054	6.7%
Anaplan, Inc.(17)(18)	First lien senior secured revolving loan	S +	6.50%	6/2028	—	(54)	—	—%
Armstrong Bidco Limited(13)(22)	First lien senior secured loan	SA +	5.25%	6/2029	£26,570	31,963	33,527	2.5%
Armstrong Bidco Limited(13)(17)(19)(22)	First lien senior secured delayed draw term loan	SA +	5.25%	6/2025	£12,178	14,642	15,367	1.1%
Avalara, Inc.(11)	First lien senior secured loan	S +	7.25%	10/2028	22,727	22,415	22,614	1.7%
Avalara, Inc.(17)(18)	First lien senior secured revolving loan	S +	7.25%	10/2028	—	(30)	(11)	—%
CDK Global, Inc.(11)(15)	First lien senior secured loan	S +	4.25%	7/2029	39,800	38,737	39,661	3.0%
Certify, Inc.(10)	First lien senior secured loan	S +	5.50%	2/2024	11,408	11,323	11,408	0.9%
Community Brands ParentCo, LLC(10)	First lien senior secured loan	S +	5.50%	2/2028	6,295	6,192	6,232	0.5%
Community Brands ParentCo, LLC(17)(18)(19)	First lien senior secured delayed draw term loan	S +	5.50%	2/2024	—	(6)	—	—%
Community Brands ParentCo, LLC(17)(18)	First lien senior secured revolving loan	S +	5.50%	2/2028	—	(6)	(4)	—%
Coupa Holdings, LLC(10)	First lien senior secured loan	S +	7.50%	2/2030	785	766	766	0.1%
Coupa Holdings, LLC(17)(18)(19)	First lien senior secured delayed draw term loan	S +	7.50%	8/2024	—	(1)	(1)	—%
Coupa Holdings, LLC(17)(18)	First lien senior secured revolving loan	S +	7.50%	2/2029	—	(1)	(1)	—%
Fullsteam Operations, LLC(11)(19)	First lien senior secured delayed draw term loan	S +	7.50% (3.00% PIK)	5/2024	52,313	51,270	52,836	3.9%
Grayshift, LLC(10)(22)	First lien senior secured loan	S +	8.00%	7/2028	53,652	53,188	52,579	3.9%
Grayshift, LLC(17)(18)(22)	First lien senior secured revolving loan	S +	8.00%	7/2028	—	(48)	(116)	—%
Motus Group, LLC(7)	Second lien senior secured loan	L +	6.50%	12/2029	16,557	16,415	16,309	1.2%
Perforce Software, Inc.(10)	First lien senior secured loan	S +	4.50%	7/2026	14,850	14,569	14,293	1.1%
Quartz Acquireco, LLC (dba Qualtrics)(10)	First lien senior secured loan	S +	3.50%	6/2030	5,000	4,950	4,950	0.4%

Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Zendesk, Inc.(11)	First lien senior secured loan	S +	6.50% (3.50% PIK)	11/2028	59,046	57,967	58,012	4.3%
Zendesk, Inc.(17)(18)(19)	First lien senior secured delayed draw term loan	S +	6.50%	11/2024	—	(489)	(110)	—%
Zendesk, Inc.(17)(18)	First lien senior secured revolving loan	S +	6.50%	11/2028	—	(108)	(105)	—%
						412,905	418,260	31.2%
Beverages
Innovation Ventures HoldCo, LLC(10)	First lien senior secured loan	S +	6.25%	3/2027	50,000	49,269	49,125	3.7%
Building Products
EET Buyer, Inc. (dba e-Emphasys)(11)	First lien senior secured loan	S +	6.50%	11/2027	5,157	5,081	5,157	0.4%
EET Buyer, Inc. (dba e-Emphasys)(17)(18)	First lien senior secured revolving loan	S +	6.50%	11/2027	—	(6)	—	—%
						5,075	5,157	0.4%
Buildings & Real Estate
Associations, Inc.(11)	First lien senior secured loan	S +	6.50% (2.50% PIK)	7/2027	20,772	20,555	20,616	1.5%
Commercial Services & Supplies
Denali BuyerCo, LLC (dba Summit Companies)(8)	First lien senior secured loan	L +	5.75%	9/2028	42,033	41,205	41,822	3.1%
SimpliSafe Holding Corporation(10)	First lien senior secured loan	S +	6.25%	5/2028	61,111	60,096	60,653	4.5%
SimpliSafe Holding Corporation(17)(18)(19)	First lien senior secured delayed draw term loan	S +	6.25%	5/2024	—	(63)	—	—%
						101,238	102,475	7.6%
Construction & Engineering
Dodge Construction Network LLC(11)	First lien senior secured loan	S +	4.75%	2/2029	12,375	12,215	9,900	0.7%
Containers & Packaging
Five Star Lower Holding LLC(12)(15)	First lien senior secured loan	S +	4.25%	5/2029	21,711	21,429	21,377	1.6%
Diversified Consumer Services
Litera Bidco LLC(10)	First lien senior secured loan	S +	6.00%	5/2026	20,363	20,180	20,363	1.5%
Sophia, L.P.(10)	First lien senior secured loan	S +	4.25%	10/2027	9,900	9,819	9,875	0.7%
						29,999	30,238	2.3%
Diversified Financial Services
BTRS Holdings Inc. (dba Billtrust)(11)	First lien senior secured loan	S +	8.00%	12/2028	2,309	2,244	2,261	0.2%
BTRS Holdings Inc. (dba Billtrust)(11)(17)(19)	First lien senior secured delayed draw term loan	S +	8.00%	12/2024	47	47	43	—%
BTRS Holdings Inc. (dba Billtrust)(10)(17)	First lien senior secured revolving loan	S +	7.25%	12/2028	86	79	81	—%
Computer Services, Inc. (dba CSI)(11)	First lien senior secured loan	S +	6.75%	11/2029	19,950	19,576	19,701	1.5%

Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Ministry Brands Holdings, LLC(10)	First lien senior secured loan	S +	5.50%	12/2028	17,435	17,145	17,085	1.3%
Ministry Brands Holdings, LLC(10)(17)(19)	First lien senior secured delayed draw term loan	S +	5.50%	12/2023	712	660	648	—%
Ministry Brands Holdings, LLC(10)(17)	First lien senior secured revolving loan	S +	5.50%	12/2027	621	596	588	—%
Smarsh Inc.(12)	First lien senior secured loan	S +	6.50%	2/2029	26,667	26,440	26,533	2.0%
Smarsh Inc.(12)(17)(19)	First lien senior secured delayed draw term loan	S +	6.50%	2/2024	3,333	3,276	3,317	0.2%
Smarsh Inc.(17)(18)	First lien senior secured revolving loan	S +	6.50%	2/2029	—	(2)	(1)	—%
						70,061	70,256	5.2%
Electrical Equipment
BCPE Watson (DE) ORML, LP(12)(22)	First lien senior secured loan	S +	6.50%	7/2028	100,000	99,130	99,500	7.4%
Food & Staples Retailing
CFS Brands, LLC(11)	First lien senior secured loan	S +	3.00%	3/2025	8,814	8,626	8,330	0.6%
Circana Group, L.P. (fka The NPD Group, L.P.)(10)	First lien senior secured loan	S +	6.25% (2.75% PIK)	12/2028	143,618	141,019	141,822	10.6%
Circana Group, L.P. (fka The NPD Group, L.P.)(10)(17)	First lien senior secured revolving loan	S +	5.75%	12/2027	725	575	612	0.1%
						150,220	150,764	11.2%
Health Care Technology
Athenahealth Group Inc.(10)(15)	First lien senior secured loan	S +	3.50%	2/2029	20,830	19,854	20,023	1.5%
Athenahealth Group Inc.(15)(17)(18)(19)	First lien senior secured delayed draw term loan	S +	3.50%	8/2023	—	(119)	(86)	—%
Color Intermediate, LLC (dba ClaimsXten)(10)	First lien senior secured loan	S +	5.50%	10/2029	39,426	38,698	38,933	2.9%
GI Ranger Intermediate, LLC (dba Rectangle Health)(11)(17)(19)	First lien senior secured delayed draw term loan	S +	6.00%	10/2023	2,382	2,281	2,283	0.2%
GHX Ultimate Parent Corporation (dba Global Healthcare Exchange)(11)(15)	First lien senior secured loan	S +	4.75%	6/2027	12,500	12,197	12,508	0.9%
Hyland Software, Inc.(7)(15)	First lien senior secured loan	L +	3.50%	7/2024	15,432	15,323	15,293	1.1%
Hyland Software, Inc.(7)(15)	Second lien senior secured loan	L +	6.25%	7/2025	7,187	7,125	6,881	0.5%
Iconic IMO Merger Sub, Inc.(11)	First lien senior secured loan	S +	6.00%	5/2029	20,690	20,327	20,534	1.5%
Iconic IMO Merger Sub, Inc.(12)(17)(19)	First lien senior secured delayed draw term loan	S +	6.00%	5/2024	1,337	1,282	1,327	0.1%
Iconic IMO Merger Sub, Inc.(17)(18)	First lien senior secured revolving loan	S +	6.00%	5/2028	—	(40)	(19)	—%
Imprivata, Inc.(10)(15)	First lien senior secured loan	S +	4.25%	12/2027	20,827	20,583	20,504	1.5%
Imprivata, Inc.(10)	Second lien senior secured loan	S +	6.25%	12/2028	17,648	17,472	17,383	1.3%

Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Inovalon Holdings, Inc.(8)	First lien senior secured loan	S +	6.25% (2.75%PIK)	11/2028	13,169	12,912	12,939	1.0%
Inovalon Holdings, Inc.(17)(18)(19)	First lien senior secured delayed draw term loan	S +	5.75%	5/2024	—	(13)	(7)	—%
Inovalon Holdings, Inc.(8)	Second lien senior secured loan	S +	10.50% PIK	11/2033	42,904	42,360	42,475	3.3%
Interoperability Bidco, Inc. (dba Lyniate)(11)	First lien senior secured loan	S +	7.00%	12/2026	28,337	28,197	28,054	2.1%
Interoperability Bidco, Inc. (dba Lyniate)(11)(17)	First lien senior secured revolving loan	S +	7.00%	12/2024	391	387	378	—%
						238,826	239,403	17.9%
Health Care Equipment & Supplies
Medline Borrower, LP(10)(15)	First lien senior secured loan	S +	3.25%	10/2028	4,320	4,139	4,268	0.3%
PerkinElmer U.S. LLC(11)	First lien senior secured loan	S +	6.75%	3/2029	11,417	11,197	11,218	0.8%
						15,336	15,486	1.2%
Health Care Providers & Services
Covetrus Inc.(11)	Second lien senior secured loan	S +	9.25%	10/2030	25,000	24,517	24,188	1.8%
Engage Debtco Limited(11)(22)	First lien senior secured loan	S +	5.75%	7/2029	12,500	12,222	12,280	0.9%
OneOncology LLC(11)	First lien senior secured loan	S +	6.25%	6/2030	14,286	14,073	14,059	1.0%
OneOncology LLC(17)(18)(19)	First lien senior secured delayed draw term loan	S +	6.25%	12/2024	—	(33)	(18)	—%
OneOncology LLC(17)(18)	First lien senior secured revolving loan	S +	6.25%	6/2029	—	(42)	(45)	—%
Plasma Buyer LLC (dba PathGroup)(11)	First lien senior secured loan	S +	5.75%	5/2029	16,889	16,593	16,467	1.2%
Plasma Buyer LLC (dba PathGroup)(17)(18)(19)	First lien senior secured delayed draw term loan	S +	5.75%	5/2024	—	(37)	(66)	—%
Plasma Buyer LLC (dba PathGroup)(17)(18)	First lien senior secured revolving loan	S +	5.75%	5/2028	—	(31)	(47)	—%
TC Holdings, LLC (dba TrialCard)(12)	First lien senior secured loan	S +	5.00%	4/2027	8,839	8,769	8,839	0.7%
TC Holdings, LLC (dba TrialCard)(17)(18)	First lien senior secured revolving loan	S +	5.00%	4/2027	—	(8)	—	—%
						76,023	75,657	5.6%
Insurance
Acrisure, LLC(11)(15)	First lien senior secured loan	S +	5.75%	2/2027	10,972	10,946	11,000	0.8%
Asurion, LLC(8)(15)	First lien senior secured loan	L +	3.25%	12/2026	15,460	14,638	14,865	1.1%
Asurion, LLC(10)(15)	Second lien senior secured loan	S +	5.25%	1/2029	29,332	27,518	24,530	1.8%
AmeriLife Holdings LLC(12)	First lien senior secured loan	S +	5.75%	8/2029	18,091	17,761	17,909	1.3%
AmeriLife Holdings LLC(12)(17)(19)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	3,015	2,948	2,985	0.2%

Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
AmeriLife Holdings LLC(12)(17)	First lien senior secured revolving loan	S +	5.75%	8/2028	379	340	356	—%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(11)	First lien senior secured loan	S +	7.50%	3/2029	909	887	891	0.1%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(17)(18)	First lien senior secured revolving loan	S +	7.50%	3/2029	—	(2)	(2)	—%
Hub International Limited(11)(15)	First lien senior secured loan	S +	4.25%	6/2030	10,000	9,900	10,018	0.7%
Hyperion Refinance S.a.r.l (dba Howden Group)(10)(22)	First lien senior secured loan	S +	5.25%	11/2027	25,000	24,543	25,000	1.9%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(10)	First lien senior secured delayed draw term loan	S +	6.00%	11/2028	24,701	24,397	24,701	1.8%
						133,876	132,253	9.9%
IT Services
BCPE Nucleon (DE) SPV, LP(9)(22)	First lien senior secured loan	L +	7.00%	9/2026	22,679	22,502	22,679	1.7%
Kaseya Inc.(10)	First lien senior secured loan	S +	6.25% (2.75% PIK)	6/2029	66,900	65,708	66,733	5.0%
Kaseya Inc.(10)(17)(19)	First lien senior secured delayed draw term loan	S +	5.75%	6/2024	247	210	246	—%
Kaseya Inc.(10)(17)	First lien senior secured revolving loan	S +	5.75%	6/2029	1,013	943	1,002	0.1%
						89,363	90,660	6.8%
Life Sciences Tools & Services
Bracket Intermediate Holding Corp.(11)	First lien senior secured loan	S +	5.00%	5/2028	20,000	19,415	19,600	1.5%
Phoenix Newco, Inc. (dba Parexel)(10)	Second lien senior secured loan	S +	6.50%	11/2029	5,000	4,910	4,963	0.4%
						24,325	24,563	1.8%
Professional Services
EP Purchaser, LLC (dba Entertainment Partners)(11)	First lien senior secured loan	S +	4.50%	11/2028	4,988	4,790	4,788	0.4%
Sensor Technology Topco, Inc. (dba Humanetics)(11)	First lien senior secured loan	S +	6.50%	5/2026	€23,308	23,139	23,133	1.7%
Sensor Technology Topco, Inc. (dba Humanetics)(14)	First lien senior secured loan	E +	6.75%	5/2026	€4,196	4,525	4,543	0.3%
Sensor Technology Topco, Inc. (dba Humanetics)(14)(17)	First lien senior secured revolving loan	E +	6.75%	5/2026	387	407	406	—%
Sovos Compliance, LLC(10)(15)	First lien senior secured loan	S +	4.50%	8/2028	23,728	22,963	22,847	1.7%
						55,824	55,717	4.2%
Pharmaceuticals
Pacific BidCo Inc.(11)(22)	First lien senior secured loan	S +	5.75%	8/2029	8,590	8,396	8,461	0.6%
Pacific BidCo Inc.(17)(18)(19)(22)	First lien senior secured delayed draw term loan	S +	5.75%	8/2025	—	(10)	(2)	—%
						8,386	8,459	0.6%

Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Real Estate Management & Development
RealPage, Inc.(10)(15)	First lien senior secured loan	S +	3.00%	4/2028	15,453	15,085	15,102	1.1%
RealPage, Inc.(10)(15)	Second lien senior secured loan	S +	6.50%	4/2029	25,000	24,696	24,144	1.8%
						39,781	39,246	2.9%
Systems Software
Appfire Technologies, LLC(11)	First lien senior secured loan	S +	5.50%	3/2027	4,017	3,994	3,996	0.3%
Appfire Technologies, LLC(17)(18)(19)	First lien senior secured delayed draw term loan	S +	5.50%	6/2024	—	(111)	—	—%
Appfire Technologies, LLC(17)(18)	First lien senior secured revolving loan	S +	5.50%	3/2027	—	(19)	(8)	—%
Barracuda Networks, Inc.(11)(15)	First lien senior secured loan	S +	4.50%	8/2029	60,236	58,555	58,026	4.3%
Barracuda Networks, Inc.(11)	Second lien senior secured loan	S +	7.00%	8/2030	55,875	54,315	53,499	4.0%
Delta TopCo, Inc. (dba Infoblox, Inc.)(12)(15)	First lien senior secured loan	S +	3.75%	12/2027	25,360	24,171	24,500	1.8%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(11)(15)	First lien senior secured loan	S +	4.00%	11/2026	14,809	14,142	13,476	1.0%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(10)	Second lien senior secured loan	S +	6.75%	11/2027	20,000	19,804	16,750	1.2%
Oranje Holdco, Inc. (dba KnowBe4)(11)	First lien senior secured loan	S +	7.75%	2/2029	4,273	4,212	4,209	0.3%
Oranje Holdco, Inc. (dba KnowBe4)(17)(18)	First lien senior secured revolving loan	S +	7.75%	2/2029	—	(7)	(8)	—%
Ping Identity Holding Corp.(10)	First lien senior secured loan	S +	7.00%	10/2029	21,818	21,514	21,600	1.6%
Ping Identity Holding Corp.(17)(18)	First lien senior secured revolving loan	S +	7.00%	10/2028	—	(29)	(22)	—%
Rubrik, Inc.(12)	First lien senior secured loan	S +	7.00%	6/2027	28,269	27,800	28,057	2.1%
Rubrik, Inc.(12)(17)(19)	First lien senior secured delayed draw term loan	S +	7.00%	6/2027	2,330	2,330	2,306	0.1%
SailPoint Technologies Holdings, Inc.(10)	First lien senior secured loan	S +	6.25%	8/2029	114,100	111,906	112,674	8.4%
SailPoint Technologies Holdings, Inc.(17)(18)	First lien senior secured revolving loan	S +	6.25%	8/2028	—	(186)	(136)	—%
Securonix, Inc.(11)	First lien senior secured loan	S +	6.50%	4/2028	19,774	19,606	19,082	1.4%
Securonix, Inc.(17)(18)	First lien senior secured revolving loan	S +	6.50%	4/2028	—	(29)	(125)	(0.1)%
Talon MidCo 2 Limited (dba Tufin)(11)(22)	First lien senior secured loan	S +	7.69%	8/2028	28,026	27,536	27,536	2.1%
Talon MidCo 2 Limited (dba Tufin)(17)(18)(22)	First lien senior secured revolving loan	S +	7.00%	8/2028	—	(24)	(24)	—%
						389,480	385,388	28.8%
Total non-controlled/non-affiliated portfolio company debt investments						$2,086,001	$2,087,682	155.8%

Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Equity Investments
Application Software
Project Alpine Co-Invest Fund, L.P.(20)(22)(24)	L.P. Interest	N/A	N/A	N/A	7	6,670	7,316	0.5%
Zoro TopCo, Inc.(16)(24)	Series A Preferred Equity	N/A	12.50% PIK	N/A	8,057	8,406	8,483	0.6%
Zoro TopCo, L.P.(20)(24)	Class A Common Units	N/A	N/A	N/A	671,414	6,714	6,714	0.5%
						21,790	22,513	1.7%
Health Care Technology
Minerva Holdco, Inc.(16)(24)	Senior A Preferred Stock	N/A	10.75% PIK	N/A	45	45,681	42,889	3.2%
Orange Blossom Parent, Inc.(20)(24)	Common Units	N/A	N/A	N/A	16,667	1,667	1,710	0.1%
						47,348	44,599	3.3%
Insurance
Accelerate Topco Holdings, LLC(20)(24)	Common Units	N/A	N/A	N/A	12,822	354	374	—%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(16)(24)	Perpetual Preferred Stock	N/A	11.75% PIK	N/A	50,000	55,043	56,028	4.2%
Systems Software
Elliott Alto Co-Investor Aggregator L.P.(20)(22)(24)	L.P. Interest	N/A	N/A	N/A	7,836	7,883	7,424	0.6%
Picard Holdco, Inc.(11)(24)	Senior A Preferred Stock	S +	12.00% (12.00% PIK)	N/A	61,791	67,188	62,918	4.7%
Halo Parent Newco, LLC(16)(24)	Class H PIK Preferred Equity	N/A	11.00% PIK	N/A	10,914	11,026	8,988	0.7%
Project Hotel California Co-Invest Fund, L.P.(20)(22)(24)	L.P. Interest	N/A	N/A	N/A	6,711,769	6,717	6,715	0.5%
Securiti, Inc.(20)(24)	Series C Preferred Shares	N/A	N/A	N/A	1,262,785	10,002	10,000	0.7%
						102,816	96,045	7.2%
Total non-controlled/non-affiliated portfolio company equity investments						$227,351	$219,559	16.4%
Total non-controlled/non-affiliated portfolio company investments						$2,313,352	$2,307,241	172.2%
Non-controlled/affiliated portfolio company equity investments
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(22)(23)(24)	Preferred Equity	N/A	N/A	N/A	13,789,488	12,789	12,757	1.0%
Total non-controlled/affiliated portfolio company equity investments						$12,789	$12,757	1.0%
Total Investments						$2,326,141	$2,319,998	173.1%
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
(4)As of June 30, 2023, the net estimated unrealized gain for U.S. federal income tax purposes was $16.1 million based on a tax cost basis of $2.3 billion. As of June 30, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $1.8 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $17.9 million.

Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)
(5)Totals presented may differ than actuals due to rounding.
(6)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, three-, six-, or twelve-month LIBOR), Secured Overnight Financing Rate ("SOFR" or "S") (which can include one-, three-, or six- SOFR), an Sterling Overnight Interbank Average Rate ("SONIA" or "SA"), or Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, two-, three- or six-month EURIBOR), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(7)The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2023 was 5.22%.
(8)The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2023 was 5.55%.
(9)The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2023 was 5.76%.
(10)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2023 was 5.14%.
(11)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2023 was 5.27%.
(12)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2023 was 5.39%.
(13)The interest rate on these loans is subject to SONIA, which as of June 30, 2023 was 4.93%.
(14)The interest rate on these loans is subject to 3 month EURIBOR, which as of June 30, 2023 was 3.58%.
(15)Level 2 investment.
(16)Contains a fixed rate structure.
(17)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(18)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(19)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(20)Investment is non-income producing.
(21)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I or SPV Asset Facility II. See Note 6 "Debt".
(22)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2023, non-qualifying assets represented 13.9% of total assets as calculated in accordance with the regulatory requirements.
(23)Under the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is deemed to be an "Affiliated Person" of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement. Transactions during the six months ended June 30, 2023 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2022	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Fair Value at June 30, 2023	Interest Income	Dividend Income	Other Income
Non-controlled Affiliates
LSI Financing 1 DAC	$4,013	$9,776	$(1,032)	$—	$12,757	$—	$115	$—
Total Non-controlled Affiliates	$4,013	$9,776	$(1,032)	$—	$12,757	$—	$115	$—
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
(24)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2023, the aggregate fair value of these securities is $232.3 million or 17.4% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

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

Blue Owl Technology Income Corp.
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

Blue Owl Technology Income Corp.
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

Blue Owl Technology Income Corp.
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

Blue Owl Technology Income Corp.
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

Blue Owl Technology Income Corp.
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

Blue Owl Technology Income Corp.
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

Blue Owl Technology Income Corp.
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

Blue Owl Technology Income Corp.
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

Blue Owl Technology Income Corp.
Consolidated Statement of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022(1)(2)	2023	2022(1)(2)
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$34,127	$6,996	$66,525	$6,996
Net change in unrealized gain (loss)	(4,241)	(11,603)	4,881	(11,603)
Net realized gain (loss)	(78)	(526)	(78)	(526)
Net Increase (Decrease) in Net Assets Resulting from Operations	29,808	(5,133)	71,328	(5,133)
Distributions
Class S	(4,439)	(4)	(8,514)	(4)
Class D	(181)	—	(284)	—
Class I	(23,117)	(5,884)	(50,932)	(5,884)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(27,737)	(5,888)	(59,730)	(5,888)
Capital Share Transactions
Class S:
Issuance of shares of common stock	83,339	750	143,923	750
Repurchase of common shares	(1,425)	—	(2,389)	—
Reinvestment of shareholders' distributions	2,116	—	3,948	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	84,030	750	145,482	750
Class D:
Issuance of shares of common stock	6,291	—	10,531	—
Repurchase of common shares	(50)	—	(50)	—
Reinvestment of shareholders' distributions	63	—	87	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	6,304	—	10,568	—
Class I:
Issuance of shares of common stock	109,153	589,741	217,944	589,741
Repurchase of common shares	(20,803)	—	(55,976)	—
Reinvestment of shareholders' distributions	9,687	987	21,040	987
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	98,037	590,728	183,008	590,728
Total Increase (Decrease) in Net Assets	190,442	580,457	350,656	580,457
Net Assets, at beginning of period	$1,149,711	$151	$989,497	$151
Net Assets, at end of period	$1,340,153	$580,608	$1,340,153	$580,608
(1)The Company was initially capitalized on September 30, 2021 and commenced operations on May 2, 2022.
(2)There were no class D shares of common stock outstanding as of June 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Statement of Cash Flows
(Amounts in thousands, except share amounts)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022(1)
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$71,328	$(5,133)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(320,589)	(1,024,029)
Proceeds from investments and investment repayments, net	31,584	30,761
Net accretion/amortization of discount/premium on investments	(3,002)	(291)
Payment-in-kind interest	(6,756)	(1,203)
Payment-in-kind dividends	(16,890)	(905)
Net change in unrealized (gain) loss on investments	(4,873)	11,399
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(8)	204
Net realized (gain) loss on investments	2	(17)
Amortization of debt issuance costs	1,402	362
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	1,431	(3,878)
(Increase) decrease in prepaid expenses and other assets	(77)	(478)
(Increase) decrease in investments funded in advance	—	(96,855)
(Increase) decrease in due to Adviser	244	(174)
(Increase) decrease in due from Adviser	(8)	—
Increase (decrease) in payable for investments purchased	14,850	12,985
Increase (decrease) in management fee payable	328	—
Increase (decrease) in performance based incentive fee payable	2,298	—
Increase (decrease) in accrued expenses and other liabilities	960	2,963
Net cash provided by (used in) operating activities	(227,776)	(1,074,289)
Cash Flows from Financing Activities
Borrowings on debt	288,139	503,216
Payments on debt	(334,000)	—
Debt issuance costs	(2,729)	(12,719)
Proceeds from issuance of common shares	372,398	590,491
Cash distributions paid to shareholders	(32,698)	(1,462)
Repurchase of common shares	(58,197)	—
Net cash provided by (used in) financing activities	232,913	1,079,526
Net increase (decrease) in cash	5,137	5,237
Cash, beginning of period	$28,061	$86
Cash, end of period	$33,198	$5,323

Supplemental and Non-Cash Information
Interest paid during the period	$38,739	$369
Distributions declared during the period	$59,730	$5,888
Reinvestment of distributions during the period	$25,075	$987
Tender offer payable	$22,277	$—
Distribution payable	$9,701	$3,439
Taxes, including excise tax, paid during the period	$300	$—
(1) The Company was initially capitalized on September 30, 2021 and commenced operations on May 2, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1. Organization and Principal Business
Blue Owl Technology Income Corp. (f/k/a Owl Rock Technology Income Corp.) (“OTIC” or the “Company”) is a Maryland corporation formed on June 22, 2021. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, technology-related companies based primarily in the United States. The Company`s investment objective is to maximize total return by generating current income from its debt investments and other income producing securities, and capital appreciation from its equity and equity-linked investments. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and equity-related securities which include common and preferred stock, securities convertible into common stock, and warrants. The Company may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets, which are often referred to as “junk” investments. The Company's target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $500 million, although the investment size will vary with the size of the Company`s capital base.
The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company (a “RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Because the Company has elected to be regulated as BDC and as a RIC under the Code, the Company's portfolio is subject to diversification and other requirements.
On December 9, 2021, the Company formed a wholly-owned subsidiary, OR Tech Lending IC LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Tech Lending IC LLC makes loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business.
Blue Owl Technology Credit Advisors II LLC (f/k/a Owl Rock Technology Advisors II LLC) (“the Adviser” or “OTCA II”) serves as the Company’s investment adviser. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“’Blue Owl”) (NYSE: OWL) and part of Blue Owl's Credit platform, which focuses on direct lending. The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on real estate strategies. Subject to the overall supervision of the Company`s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to the Company.
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
On October 6, 2021, the Company received a subscription agreement, totaling $50.0 million for the purchase of Class I common shares of its common stock from Owl Rock Feeder FIC ORTIC LLC (“Feeder FIC ORTIC”) and Blue Owl Capital Holdings LP (“Blue Owl Holdings”), entities affiliated with the Adviser. The Company called all $50.0 million under the subscription agreement as of December 31, 2022.
Since meeting the minimum offering requirement and commencing its continuous public offering through June 30, 2023, the Company has issued 24,933,851 shares of Class S common stock, 1,147,854 shares of Class D common stock, and 13,360,716 shares

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

of Class I common stock, exclusive of any tender offers, for gross proceeds of $251.8 million, $11.6 million, and $133.9 million, respectively, including $1,000 of seed capital contributed by its Initial Shareholder. The Company has issued 97,507,951 shares of its Class I common stock to feeder vehicles primarily created to hold the Company’s Class I shares in a Private Offering and raised gross proceeds of approximately $975.8 million. The offer and sale of these Class I shares was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or Regulation S thereunder (the "Private Offering").
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes accretion or amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three months ended June 30, 2023, PIK interest and PIK dividend income earned was $4.5 million and $3.4 million representing 6.8% and 5.1% of investment income, respectively. For the six months ended June 30, 2023, PIK interest and PIK dividend income earned was $7.9 million and $11.4 million representing 6.3% and 9.1% of investment income, respectively. For the the three and six months ended June 30, 2022 PIK interest and PIK dividend income earned was $1.2 million and $1.1 million representing 11.9% and 10.3% of investment income, respectively.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through December 31, 2022. As applicable, the Company's prior three tax years remain subject to examination by U.S federal, state and local tax authorities.
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
Distributions to Common Shareholders
Distributions to common shareholders are recorded on the record date. The amount to be distributed is determined by the Board and is generally based upon the earnings estimated by the Adviser. In addition, the Board may consider the level of undistributed taxable income carried forward from the prior year for distribution in the current year. Net realized long-term capital gains, if any, would be generally distributed at least annually although the Company may decide to retain such capital gains for investment.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 3. Agreements and Related Party Transactions
As of June 30, 2023 and December 31, 2022, the Company had payables to affiliates of $6.4 million and $3.6 million, primarily comprised of $4.9 million and $2.6 million of accrued performance based incentive fees, respectively, $1.3 million and $1.0 million of management fees, respectively. The payable to affiliates also was comprised of $0.2 million of operating expenses as of June 30, 2023. There were no operating expenses included in payable to affiliates as of December 31, 2022.
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
From October 1, 2021 to November 30, 2021, the Company was advised by Blue Owl Technology Credit Advisors LLC (f/k/a Owl Rock Technology Advisors LLC) (“OTCA”), an affiliate of the Adviser, which also served as the Company's administrator. On November 30, 2021, the Company entered into the Investment Advisory Agreement and the Administration Agreement, under which the Adviser serves as the Company's Adviser and administrator, respectively.
Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective, and will remain in effect and from year to year thereafter if approved annually by (1) the vote of the Board, or by the vote of a majority of its outstanding voting securities and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (as defined in the 1940 Act), or by the vote of a majority of the Board or by the Adviser. On May 8, 2023, the Board approved the continuation of the Administration Agreement.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

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
For the three and six months ended June 30, 2023, management fees were $3.7 million and $6.9 million, respectively. For the three and six months ended June 30, 2022, management fees were $0.3 million and $0.3 million, respectively, of which $0.3 million and $0.3 million were waived for each respective period.
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
For the three and six months ended June 30, 2023, performance-based incentive fees were $4.9 million and $9.5 million, respectively. For the three and six months ended June 30, 2022, performance-based incentive fees were $0.9 million and $0.9 million, of which, $0.9 million and $0.9 million were waived for each respective period.
For the three and six months ended June 30, 2023 and June 30, 2022, there were no capital gains-based incentive fees.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

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
For the three and six months ended June 30, 2023 and 2022, the Company did not accrue any organization and offering expenses that are reimbursable to the Adviser.
From October 1, 2021 to November 30, 2021, the Company was advised by OTA, an affiliate of the Adviser, which also served as the Company's administrator. On November 30, 2021, the Company entered into the Investment Advisory Agreement and the Administration Agreement, under which the Adviser serves as the Company's Adviser and administrator, respectively.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, and certain of its affiliates rely on an order for exemptive relief (the "Order") that has been granted to Blue Owl Credit Advisors LLC (f/k/a Owl Rock Capital Advisors LLC) ("OCA") to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching by the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing, and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Company has received an amendment to its Order to permit it to participate in follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company.
The Adviser is affiliated with OCA, OTCA, Blue Owl Credit Private Fund Advisors LLC (f/k/a Owl Rock Capital Private Fund Advisors LLC) (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (f/k/a Owl Rock Diversified Advisors LLC) (“ODCA” and together with OCA, OTCA, OPCA and the Adviser, the “Blue Owl Credit Advisors”), which are also investment advisers. The Blue Owl Credit Advisers are indirect affiliates of Blue Owl and comprise part of “Blue Owl Credit”, a division of Blue Owl focused on direct lending. The Blue Owl Credit Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, and other funds managed by the Adviser, or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the business development companies, private funds and separately manged accounts managed by the Blue Owl Credit Advisers (collectively the "Blue Owl Credit Clients") and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have a similar investment objective to the Company's.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

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
For the three and six months ended June 30, 2023, the Company incurred servicing fees with respect to Class S shares of $0.5 million and $0.8 million. Class S shares were first issued on June 1, 2022, and the Company deemed servicing fees insignificant to disclose for the three and six months ended June 30, 2022. Class D shares were first issued on October 3, 2022 and the Company deemed servicing fees insignificant to disclose for the three and six months ended June 30, 2023.
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
Expense Support and Conditional Reimbursement Agreement
On November 30, 2021, the Company entered into an Expense Support Agreement and Conditional Reimbursement Agreement, or the Expense Support Agreement, with the Adviser, the purpose of which was to ensure that no portion of the Company’s distributions to shareholders represented a return of capital for U.S. federal income tax purposes. The Expense Support Agreement became effective as of the date that the Company met the minimum offering requirement and was terminated by the Adviser on March 7, 2023. On a quarterly basis, the Adviser reimbursed the Company for “Operating Expenses” (as defined below) in an amount equal to the excess of the Company’s cumulative distributions paid to the Company’s shareholders in each quarter over “Available Operating Funds” (as defined below) received by the Company on account of the Company’s investment portfolio during such quarter. Any payments that the Adviser was required to make pursuant to the preceding sentence are referred to herein as an “Expense Payment".
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

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
The specific amount of expenses reimbursed by our Adviser, if any, will be determined at the end of each quarter. On March 7, 2023, our Adviser terminated the Expense Support Agreement. However, the Company's obligation to make Reimbursement Payments, subject to the conditions above, survives the termination of the Expense Support Agreement. There are no Reimbursement Payments conditionally due form the Company to the Adviser
The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement. The Company did not receive any expense support post year end/prior to termination of the Expense Support Agreement.

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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

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
License Agreement
On July 6, 2023, the Company entered into a license agreement (the “License Agreement”) with an affiliate of Blue Owl, pursuant to which the Company was granted a non-exclusive license to use the name “Blue Owl.” Under the License Agreement, the Company has a right to use the Blue Owl name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Blue Owl” name or logo.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The table below presents our investments at amortized cost and fair value as of the following periods:

	As of		As of
	June 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,846,869	$1,856,560	$1,559,332	$1,558,578
Second-lien senior secured debt investments	239,132	231,122	235,671	226,686
Preferred equity investments(1)	210,135	202,063	185,520	181,670
Common equity investments	30,005	30,253	29,967	29,935
Total Investments	$2,326,141	$2,319,998	$2,010,490	$1,996,869
(1) Includes equity investment in LSI Financing.
The Company uses Global Industry Classification Standards ("GICS") for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of
	June 30, 2023	December 31, 2022
Aerospace & Defense	1.9%	2.2%
Application Software	19.0%	18.2%
Beverages	2.1%	2.5%
Buildings & Real Estate	0.9%	1.0%
Building Products	0.2%	—%
Commercial Services & Supplies	4.4%	5.1%
Construction & Engineering	0.4%	0.5%
Containers & Packaging	0.9%	1.1%
Diversified Consumer Services	1.3%	1.5%
Diversified Financial Services	3.0%	2.5%
Electrical Equipment	4.3%	5.0%
Food & Staples Retailing	6.5%	7.5%
Health Care Equipment & Supplies	0.7%	0.2%
Health Care Providers & Services	3.3%	3.1%
Health Care Technology	12.2%	10.9%
Insurance	5.7%	3.8%
IT Services	6.3%	6.9%
Life Sciences Tools & Services	1.1%	0.3%
Pharmaceuticals(1)	0.9%	0.6%
Professional Services	2.4%	0.4%
Real Estate Management & Development	1.7%	1.2%
Road & Rail	—%	0.2%
Specialty Retail	—%	2.0%
Systems Software	20.8%	23.3%
Total	100.0%	100.0%
(1) Includes equity investment in LSI Financing.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The table below presents investments by geographic composition based on fair value as of the following periods:

	As of
	June 30, 2023	December 31, 2022
United States:
Midwest	13.1%	12.0%
Northeast	25.9%	25.9%
South	31.8%	35.2%
West	21.2%	21.7%
International	8.0%	5.2%
Total	100.0%	100.0%

Note 5. Fair Value of Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	As of
	June 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$303,380	$1,553,180	$1,856,560
Second-lien senior secured debt investments	—	55,557	175,565	231,122
Preferred equity investments	—	—	202,063	202,063
Common equity investments	—	—	30,253	30,253
Total Investments	$—	$358,937	$1,961,061	$2,319,998

	As of
	December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$128,697	$1,429,881	$1,558,578
Second-lien senior secured debt investments	—	22,671	204,015	226,686
Preferred equity investments	—	—	181,670	181,670
Common equity investments	—	—	29,935	29,935
Total Investments	$—	$151,368	$1,845,501	$1,996,869

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The tables below present changes in fair value of investments for which Level 3 inputs were used to determine the fair value for the following periods:

	As of and for the Three Months Ended
	June 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,474,514	$175,137	$203,256	$29,993	$1,882,900
Purchases of investments, net	94,352	—	—	23	94,375
Payment-in-kind	2,820	1,628	4,849	—	9,297
Proceeds from investments, net	(19,742)	—	(1,033)	—	(20,775)
Net change in unrealized gain (loss)	120	(1,256)	(5,098)	237	(5,997)
Net realized gains (losses)	—	—	—	—	—
Net accretion/amortization of discount/premium on investments	1,116	56	89	—	1,261
Transfers into (out of) Level 3(1)	—	—	—	—	—
Fair value, end of period	$1,553,180	$175,565	$202,063	$30,253	$1,961,061

(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

	As of and for the Six Months Ended
	June 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,429,881	$204,015	$181,670	$29,935	$1,845,501
Purchases of investments, net	156,791	—	9,776	38	166,605
Payment-in-kind	4,745	3,204	15,697	—	23,646
Proceeds from investments, net	(26,648)	—	(1,033)	—	(27,681)
Net change in unrealized gain (loss)	7,593	(1,034)	(4,221)	280	2,618
Net realized gains (losses)	(2)	—	—	—	(2)
Net accretion/amortization of discount/premium on investments	2,095	109	174	—	2,378
Transfers into (out of) Level 3(1)	(21,275)	(30,729)	—	—	(52,004)
Fair value, end of period	$1,553,180	$175,565	$202,063	$30,253	$1,961,061

(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

Blue Owl Technology Income Corp.
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

The table below presents information with respect to net change in unrealized gains (loss) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company as of and for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
First-lien senior secured debt investments	$120	$(2,672)	$7,593	$(2,672)
Second-lien senior secured debt investments	(1,256)	(1,719)	(1,034)	(1,719)
Preferred equity investments	(5,098)	(2,802)	(4,221)	(2,802)
Common equity investments	237	(4)	280	(4)
Total Investments	$(5,997)	$(7,197)	$2,618	$(7,197)

Blue Owl Technology Income Corp.
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

	As of
	June 30, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,428,286	Yield Analysis	Market Yield	9.4% - 27.6% (11.8%)	Decrease
	$124,894	Recent Transaction	Transaction Price	96.0% - 99.3% (98.6%)	Increase
Second-lien senior secured debt investments	$175,565	Yield Analysis	Market Yield	12.8% - 17.3% (15.5%)	Decrease
Preferred equity investments	$179,306	Yield Analysis	Market Yield	11.5% - 18.0% (15.0%)	Decrease
	$12,757	Recent Transaction	Transaction Price	85.9% - 97.6% (93.1%)	Increase
	$10,000	Market Approach	Revenue	25.0x - 25.0x (25.0x)	Increase
Common equity investments	$14,031	Market Approach	Revenue	13.1x - 15.8x (14.5x)	Increase
	$16,222	Market Approach	EBITDA Multiple	6.8x - 32.5x (10.9x)	Increase

	As of
	December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,261,664	Yield Analysis	Market Yield	8.2% - 19.3% (11.4%)	Decrease
	$168,217	Recent Transaction	Transaction Price	97.2% - 98.5% (98.0%)	Increase
Second-lien senior secured debt investments	$179,525	Yield Analysis	Market Yield	12.7% - 20.1% (15.4%)	Decrease
	$24,490	Recent Transaction	Transaction Price	98.0% - 98.0% (98.0%)	Increase
Preferred equity investments	$159,881	Yield Analysis	Market Yield	11.9% - 20.6% (16.0%)	Decrease
	$11,789	Recent Transaction	Transaction Price	96.5% - 100.0% (97.7%)	Increase
	$10,000	Market Approach	EBITDA Multiple	33.8x - 33.8x (33.8x)	Increase
Common equity investments	$13,378	Market Approach	Revenue	11.0x - 16.6x (13.8x)	Increase
	$9,843	Market Approach	EBITDA Multiple	11.4x - 31.6x (15.0x)	Increase
	$6,714	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The tables below present the carrying and fair values of the Company’s debt obligations as of the following periods:

	As of			As of
	June 30, 2023			December 31, 2022
($ in thousands)	Net Carrying Value(1)	Debt Issuance Costs	Fair Value	Net Carrying Value(1)	Debt Issuance Costs	Fair Value
Revolving Credit Facility	$331,877	$(5,975)	$331,877	$410,661	(6,747)	$410,661
SPV Asset Facility I	624,025	(2,577)	624,025	607,253	(4,567)	607,253
SPV Asset Facility II	17,423	(4,089)	17,423	—	—	—
Total Debt	$973,325	(12,641)	$973,325	$1,017,914	$(11,314)	$1,017,914

(1) Carrying values are presented net of debt issuance costs.

The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

	As of
($ in thousands)	June 30, 2023	December 31, 2022
Level 1	$—	$—
Level 2	—	—
Level 3	973,325	1,017,914
Total Debt	$973,325	$1,017,914

Financial Instruments Not Carried at Fair Value
As of June 30, 2023 and December 31, 2022, the carrying amounts of the Company's assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short term maturities.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2023 and December 31, 2022, the Company’s asset coverage was 233.5% and 195.9%, respectively.
The tables below present debt obligations as of the following periods:

	As of
	June 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$750,000	$335,966	$370,165	$(4,089)	$331,877
SPV Asset Facility I	1,000,000	630,000	1,670	(5,975)	624,025
SPV Asset Facility II	250,000	20,000	18,083	(2,577)	17,423
Total Debt	$2,000,000	$985,966	$389,918	$(12,641)	$973,325
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

	As of
	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$750,000	$415,229	$18,647	$(4,567)	$410,661
SPV Asset Facility I	1,000,000	614,000	2,867	(6,747)	607,253
Total Debt	$1,750,000	$1,029,229	$21,514	$(11,314)	$1,017,914
(1) The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest Expense(1)	$20,339	$2,440	$39,063	$2,440
Amortization of debt issuance costs	728	362	1,402	362
Total Interest Expense	$21,067	$2,802	$40,465	$2,802

Average interest rate(2)(3)	8.3%	14.1%	8.0%	14.1%
Average daily outstanding borrowings(2)(3)	$983,157	$105,886	$976,616	$105,866

(1) Prior period interest expense excludes approximately $0.6 million of financing fees incurred in connection with the Macquarie warehouse agreements prior to the commencement of operations on May 2, 2022.
(2) Prior period averages reflect the period from May 2, 2022, the date of the agreement, through June 30, 2022.
(3) Averages are calculated based on annualized amounts.

Promissory Note
On October 6, 2021, the Company, as borrower, entered into a Loan Agreement (the "FIC Agreement") with Owl Rock Feeder FIC LLC (“Feeder FIC”), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the "Promissory Notes") to borrow up to an aggregate of $100.0 million from Feeder FIC. Under the FIC Agreement, the Company could re-borrow any amount repaid; however, there was no funding commitment between Feeder FIC and the Company.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

On March 23, 2022, the Company entered into an amendment to the FIC Agreement to change the manner in which interest is calculated.
The interest rate on amounts borrowed pursuant to the Promissory Note prior to March 23, 2022 was based on the lesser of the rate of interest for an ABR Loan or a Eurodollar Loan under the Credit Agreement dated as of April 15, 2021, as amended or supplemented from time to time, by and among Blue Owl Credit Advisors LLC (f/k/a Owl Rock Capital Advisors LLC) , an affiliate of the Adviser, as borrower, the several lenders from time to time party thereto, MUFG Union Bank, N.A., as Collateral Agent and MUFG Bank, Ltd., as Administrative Agent.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

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
The SPV Asset Facility I provides for the ability to draw and redraw revolving loans under the SPV Asset Facility I for a period of up to three years after the SPV Asset Facility I Closing Date. Unless otherwise terminated, the SPV Asset Facility I will mature on May 6, 2027 (the “SPV Asset Facility I Stated Maturity”). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by Tech Income Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, applied to reinvest in additional eligible assets (for a period of up to three years after the SPV Asset Facility I Closing Date, subject to certain conditions) and the excess interest may be returned to the Company, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, Tech Income Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The SPV Asset Facility I may be permanently reduced, in whole or in part, at the option of Tech Income Funding I subject to payment of a premium for a period of time.
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
SPV Asset Facility II
On May 31, 2023 (the "SPV Asset Facility II Closing Date"), Tech Income Funding II LLC (“Tech Income Funding II”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit and Security Agreement (the “SPV Asset Facility II”), with Tech Income Funding II LLC, as Borrower, the Company, as Collateral Manager and Equityholder, Citibank, N.A., as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent and Collateral Administrator, Alter Domus (US) LLC as Custodian, the lenders from time to time parties thereto (the “Lenders”) and the group agents from time to time parties thereto.
From time to time, the Company expects to sell and contribute certain investments to Tech Income Funding II pursuant to a Sale and Contribution Agreement, dated as of the SPV Asset Facility II Closing Date, by and between the Company and Tech Income Funding II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by Tech Income Funding II, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Tech Income Funding II through its ownership of Tech Income Funding II. The maximum principal amount of the SPV Asset Facility II is $250 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to a borrowing base test (which is based on the value of Tech Income Funding II’s assets from time to time, an advance rate and concentration limitations) and satisfaction of certain conditions, including collateral quality tests.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The SPV Asset Facility II provides for the ability to draw and redraw revolving loans under the SPV Asset Facility II for a period of up to three years after the SPV Asset Facility II Closing Date (the “Reinvestment Period”) unless the Reinvestment Period is terminated sooner as provided in the SPV Asset Facility II. Unless otherwise terminated, the SPV Asset Facility II will mature two years after the last day of the Reinvestment Period (the “SPV Asset Facility II Stated Maturity”). To the extent the commitments are terminated or permanently reduced during the first two years following the SPV Asset Facility II Closing Date, Tech Income Funding II may owe a prepayment penalty. Prior to the SPV Asset Facility II Stated Maturity, proceeds received by Tech Income Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, Tech Income Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The credit facility may be permanently reduced, in whole or in part, at the option of Tech Income Funding II.

Amounts drawn in U.S. dollars are benchmarked to Term SOFR, amounts drawn in British pounds are benchmarked to SONIA, amounts drawn in Canadian dollars are benchmarked to CDOR, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the SPV Asset Facility II Applicable Margin. The “SPV Asset Facility II Applicable Margin” is 3.05%. Tech Income Funding II will also pay the Administrative Agent certain fees (and reimburse certain expenses) in connection with its role.

From the SPV Asset Facility II Closing Date to the SPV Asset Facility II Commitment Termination Date, Tech Income Funding II will pay certain unused fees subject to average utilization rates. The SPV Asset Facility II contains customary covenants, including certain maintenance covenants and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of Tech Income Funding II and on any payments received by Tech Income Funding II in respect of those assets. Assets pledged to the lenders under the SPV Asset Facility II will not be available to pay the debts of the Company.

Borrowings of Tech Income Funding II are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The Company had the following outstanding commitments to fund investments in current portfolio companies as of the following periods:

		As of
Portfolio Company	Investment	June 30, 2023	December 31, 2022
($ in thousands)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	$1,515	$1,515
AmeriLife Holdings LLC	First lien senior secured revolving loan	1,894	2,273
Anaplan, Inc.	First lien senior secured revolving loan	6,481	6,481
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	14,326	16,366
Appfire Technologies, LLC	First lien senior secured revolving loan	1,633	1,539
Armstrong Bidco Limited	First lien senior secured delayed draw term loan	2,142	3,734
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	2,565	870
Avalara, Inc.	First lien senior secured revolving loan	2,273	2,273
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	148	195
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	160	246
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	8,335	7,973
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	750	750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	375	375
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	430	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	19,934
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	7,600	7,600
Grayshift, LLC	First lien senior secured revolving loan	5,806	5,806
Hyperion Refinance S.a.r.l (dba Howden Group)	First lien senior secured delayed draw term loan	—	17,714
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	3,623	4,963
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,482	2,010
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	1,350	1,350
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	913	652
Kaseya, Inc.	First lien senior secured delayed draw term loan	3,803	4,050
Kaseya, Inc.	First lien senior secured revolving loan	3,038	4,050
ManTech International Corporation	First lien senior secured delayed draw term loan	10,400	10,400
ManTech International Corporation	First lien senior secured revolving loan	5,590	5,590
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	4,936	5,650
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	1,073	847
OneOncology LLC	First lien senior secured delayed draw term loan	5,357	—
OneOncology LLC	First lien senior secured revolving loan	2,857	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	534	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954	954
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182	2,182
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	4,412	4,412
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	1,891	1,891
Rubrik, Inc.	First lien senior secured delayed draw term loan	901	1,857
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	10,896	10,896

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

		As of
Portfolio Company	Investment	June 30, 2023	December 31, 2022
Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	1,655	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	7,716	7,716
Smarsh Inc.	First lien senior secured delayed draw term loan	3,333	3,333
Smarsh Inc.	First lien senior secured revolving loan	267	1,667
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	—	118
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369	1,369
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071	1,071
Zendesk, Inc.	First lien senior secured delayed draw term loan	14,633	14,633
Zendesk, Inc.	First lien senior secured revolving loan	6,026	6,026
Total Unfunded Portfolio Company Commitments		$163,469	$196,890
As of June 30, 2023, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser and its affiliates have incurred organization and offering costs on behalf of the Company in the amount of $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively and $3.3 million for the period from June 22, 2021 (Inception) to June 30, 2022, of which, no organization and offering costs have been charged to the Company as of June 30, 2023 and June 30, 2022, respectively. Under the Investment Advisory Agreement, there will be no liability on the Company`s part for the offering or organization costs funded by the Adviser or its affiliates until the Company has satisfied the minimum offering requirement. At such time, the Adviser will be entitled to receive up to 1.5% of gross offering proceeds raised in the Company`s continuous public offering until all organization and offering costs funded by the Adviser or its affiliates have been recovered.
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
The total expenses incurred by the Adviser on behalf of the Company for the period from June 22, 2021 (Inception) to June 30, 2022 were $1.5 million, and for the three and six months ended June 30, 2023 were $1.3 million, and $2.6 million, respectively.
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
Prior to such time as the Company satisfied the Warehouse Conditions, its obligations under the purchase agreements were guaranteed by an affiliate of the Adviser. On May 10, 2022, conditions under the purchase agreement with Macquarie were met and the Company was obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

June 8, 2022, the Company settled the 4 warehouse investments that the Financing Providers purchased having an aggregate funded principal of $129.2 million and aggregate cost of $127.0 million. As of June 30, 2023, there were no purchase agreements outstanding with the Financing Providers.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2023, management was not aware of any pending or threatened litigation.
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
Common Stock Activity
On September 30, 2021, the Company issued 100 Class I common shares for $1,000 to OTCA. On December 30, 2021, the Company issued 15,000 Class I common shares for $150,000 to Feeder FIC ORTIC.
The tables below present transactions with respect to shares of the Company's common stock for the following periods:

	For the Three Months Ended June 30, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	8,232,712	$83,701	621,696	$6,291	2,500,866	$25,326	11,355,274	$115,318
Shares/gross proceeds from the private placements	—	—	—	—	8,278,901	83,827	8,278,901	83,827
Reinvestment of distributions	202,264	2,116	6,019	63	919,884	9,687	1,128,167	11,866
Repurchased shares	(140,508)	(1,425)	(4,927)	(50)	(2,051,538)	(20,803)	(2,196,973)	(22,278)
Total shares/gross proceeds	8,294,468	84,392	622,788	6,304	9,648,113	98,037	18,565,369	188,733
Sales load	—	(362)	—	—	—	—	—	(362)
Total shares/net proceeds	8,294,468	$84,030	622,788	$6,304	9,648,113	$98,037	18,565,369	$188,371

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	For the Six Months Ended June 30, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	14,232,556	$144,549	1,041,121	$10,531	5,123,924	$51,795	20,397,601	$206,875
Shares/gross proceeds from the private placements	—	—	—	—	16,392,990	166,149	16,392,990	166,149
Reinvestment of distributions	383,367	3,948	8,363	87	2,040,604	21,040	2,432,334	25,075
Repurchased shares	(235,825)	(2,389)	(4,927)	(50)	(5,527,178)	(55,976)	(5,767,930)	(58,415)
Total shares/gross proceeds	14,380,098	146,108	1,044,557	10,568	18,030,340	183,008	33,454,995	339,684
Sales load	—	(626)	—	—	—	—	—	(626)
Total shares/net proceeds	14,380,098	$145,482	1,044,557	$10,568	18,030,340	$183,008	33,454,995	$339,058

	For the Three Months Ended June 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	75,301	$755	—	$—	4,985,000	$49,850	5,060,301	$50,605
Shares/gross proceeds from the private placements	—	—	—	—	54,011,353	539,891	54,011,353	539,891
Reinvestment of distributions	—	—	—	—	99,122	987	99,122	987
Repurchased shares	—	—	—	—	—	—	—	—
Total shares/gross proceeds	75,301	755	—	—	59,095,475	590,728	59,170,776	591,483
Sales load	—	(5)	—	—	—	—	—	(5)
Total shares/net proceeds	75,301	$750	—	—	59,095,475	$590,728	59,170,776	$591,478

	For the Six Months Ended June 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	75,301	$755	—	$—	4,985,000	$49,850	5,060,301	$50,605
Shares/gross proceeds from the private placements	—	—	—	—	54,011,353	539,891	54,011,353	539,891
Reinvestment of distributions	—	—	—	—	99,122	987	99,122	987
Repurchased shares	—	—	—	—	—	—	—	—
Total shares/gross proceeds	75,301	755	—	—	59,095,475	590,728	59,170,776	591,483
Sales load	—	(5)	—	—	—	—	—	(5)
Total shares/net proceeds	75,301	$750	—	$—	59,095,475	$590,728	59,170,776	$591,478

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
The changes to the Company's offering price per share since the commencement of the Company's initial continuous public offering and associated effective dates of such changes were as follows:

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

For the Three and Six Months Ended June 30, 2023
	Class S			Class D			Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2023	$10.02	$—	$10.02	$10.02	$—	$10.02	$10.02	$—	$10.02
February 1, 2023	$10.17	$—	$10.17	$10.17	$—	$10.17	$10.17	$—	$10.17
March 1, 2023	$10.15	$—	$10.15	$10.15	$—	$10.15	$10.15	$—	$10.15
April 3, 2023	$10.12	$—	$10.12	$10.12	$—	$10.12	$10.12	$—	$10.12
May 1, 2023	$10.15	$—	$10.15	$10.15	$—	$10.15	$10.15	$—	$10.15
June 1, 2023	$10.11	$—	$10.11	$10.11	$—	$10.11	$10.11	$—	$10.11

(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2) Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

For the Three and Six Months Ended June 30, 2022
	Class S			Class D			Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial offering price	$—	$—	$—	$—	$—	$—	$10.00	$—	$10.00
June 1, 2022	$9.96	$—	$9.96	$9.96	$—	$9.96	$9.96	$—	$9.96
(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2) Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

Distributions
The Board intends to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.
The tables below present cash distributions per share that were recorded for the following periods:

For the Three and Six Months Ended June 30, 2023
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 22, 2022	January 31, 2023	February 24, 2023	$0.07550	$1,010	$19	$6,766
January 25, 2023	January 31, 2023	February 24, 2023	0.07478	909	19	6,746
February 21, 2023	February 28, 2023	March 23, 2023	0.07478	1,019	27	7,110
March 22, 2023	March 31, 2023	April 26, 2023	0.07478	1,137	38	7,193
April 25, 2023	April 30, 2023	May 23, 2023	0.07478	1,296	45	7,464
May 22, 2023	May 31, 2023	June 26, 2023	0.07478	1,441	53	7,737
June 23, 2023	June 30, 2023	July 26, 2023	0.07478	1,702	83	7,916
		Total	$0.52418	$8,514	$284	$50,932
(1) On June 23, 2023, the Company's Board declared a distribution of $0.07478 per share payable on or before August 31, 2023 to shareholders of record as of July 31, 2023 and a special distribution of $0.02 per share, payable on or before November 30, 2023 to shareholders of record as of October 31, 2023.
(2) Distributions per share are gross of shareholder servicing fees.
(3) Distribution amounts are net of shareholder servicing fees.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

For the Three and Six Months Ended June 30, 2022
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
May 3, 2022	May 31, 2022	June 23, 2022	$0.04583	$—	$—	$2,449
June 24, 2022	June 30, 2022	July 26, 2022	0.05810	4	—	3,435
		Total	$0.10393	$4	$—	$5,884

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
The tables below presents the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock for the following periods:

	For the Six Months Ended June 30, 2023
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.56341	$66,525	111.4%
Net realized gain (loss) on investments	—	—	—%
Distributions in excess of (undistributed) net investment income	(0.03926)	(6,795)	(11.4)%
Total	$0.52415	$59,730	100.0%
(1) Distributions per share are gross of shareholder servicing fees.
(2) Data in this table is presented on a consolidated basis. Refer to Note 11 "Financial Highlights" for amounts by share class.

	For the Six Months Ended June 30, 2022
Source of Distribution(3)	Per Share(1)(4)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.12	$6,996	118.8%
Net realized gain (loss) on investments(2)	—	17	0.3%
Distributions in excess of (undistributed) net investment income	(0.02)	$(1,125)	(19.1)%
Total	$0.10	$5,888	100.0%
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

conduct quarterly tender offers as described above, the Company is not required to do so and may suspend or terminate the share repurchase program at any time.

The table below presents the share repurchase activity of the Company:

Offer Date (1)	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 28, 2023	I	March 31, 2023	$35,173	$10.12	3,475,640
February 28, 2023	S	March 31, 2023	$965	$10.12	95,317
May 25, 2023	I	June 30, 2023	$20,802	$10.14	2,051,539
May 25, 2023	S	June 30, 2023	$1,425	$10.14	140,508
May 25, 2023	D	June 30, 2023	$50	$10.14	4,926
(1) No tender offers were issued for the three and six month ended June 30, 2022.
Note 9. Earnings Per Share
The tables below presents the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended June 30,
	2023			2022(1)(2)
($ in thousands, except per share amounts)	Class S	Class D	Class I	Class S	Class D	Class I
Increase (decrease) in net assets resulting from operations	$4,806	$200	$24,802	$(7)	N/A	$(5,126)
Weighted average shares of common stock outstanding—basic and diluted	21,823,699	829,372	103,390,769	37,651	N/A	56,276,752
Earnings (loss) per common share—basic and diluted	$0.22	$0.24	$0.24	$(0.17)	N/A	$(0.09)

(1) The Company commenced operations on May 2, 2022.
(2) Class S shares were first issued on June 1, 2022. There were no Class D shares of common stock outstanding as of June 30, 2022.

	For the Six Months Ended June 30,
	2023			2022(1)(2)
($ in thousands, except per share amounts)	Class S	Class D	Class I	Class S	Class D	Class I
Increase (decrease) in net assets resulting from operations	$10,020	$317	$60,991	$(7)	N/A	$(5,126)
Weighted average shares of common stock outstanding—basic and diluted	18,443,176	605,885	99,026,118	37,651	N/A	56,276,752
Earnings (loss) per common share—basic and diluted	$0.54	$0.52	$0.62	$(0.17)	N/A	$(0.09)

(1) The Company commenced operations on May 2, 2022.
(2) Class S shares were first issued on June 1, 2022. There were no Class D shares of common stock outstanding as of June 30, 2022.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 10. Income Taxes
The Company has elected to be treated as a RIC under Subchapter M of the Code, and the Company intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, the Company must, among other things, distribute to its shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain its tax treatment as a RIC, the Company, among other things, intends to make the requisite distributions to its shareholders, which generally relieves the Company from U.S. federal income taxes at corporate rates.
Depending on the level of taxable income earned in a tax year, the Company can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company will accrue excise tax on estimated excess taxable income.
For the three and six months ended June 30, 2023, the Company recorded U.S. federal excise tax expense of $30.0 thousand and $30.0 thousand, respectively. For the three and six months ended June 30, 2022, the Company did not record an expense for U.S. federal excise tax.
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following period:

	For the Six Months Ended June 30,
	2023			2022(8)(10)
($ in thousands, except share and per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock(9)	Class I common stock
Per share data:
Net asset value, at beginning of period	$10.02	$10.02	$10.02	$10.00	$10.00
Results of operations:
Net investment income(1)	0.52	0.54	0.57	0.24	0.12
Net realized and unrealized gain (loss)(2)	0.12	0.10	0.07	(0.37)	(0.21)
Net increase (decrease) in net assets resulting from operations	0.64	0.64	0.64	$(0.13)	$(0.09)
Shareholder distributions:
Distributions from net investment income(3)	(0.52)	(0.52)	(0.52)	(0.06)	(0.10)
Distributions from net realized gains(7)	—	—	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(0.52)	(0.52)	(0.52)	$(0.06)	$(0.10)
Total increase (decrease) in net assets	0.12	0.12	0.12	(0.19)	(0.19)
Net asset value, at end of period	$10.14	$10.14	$10.14	$9.81	$9.81

Total Return(4)	6.1%	6.4%	6.5%	(0.7)%	(0.9)%

Ratios
Ratio of net expenses to average net assets(5)(6)	10.6%	10.9%	10.1%	1.1%	1.1%
Ratio of net investment income to average net assets(6)	10.9%	10.9%	11.6%	2.4%	2.4%
Portfolio turnover rate	0.4%	0.4%	0.4%	N.M	N.M

Supplemental Data
Weighted-average shares outstanding	18,443,176	605,885	99,026,118	37,651	56,276,752
Shares outstanding, end of period	25,160,413	1,151,576	105,848,690	75,301	59,110,575
Net assets, end of period	$255,057	$11,674	$1,073,422	$739	$579,869
(1)The per share data was derived using the weighted average shares outstanding during the period.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

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
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the six months ended June 30, 2023, the total operating expenses to average net assets were 10.6%, 10.9%, 10.1% for Class S, Class D and Class I common stock, respectively. From May 2, 2022 (commencement of operations) through June 30, 2022, the total operating expenses to average net assets were 1.5%, and 1.5% for Class S and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any.
(6)The ratio reflects an annualized amount for the six months ended June 30, 2023 and from May 2, 2022 (commencement of operations) through June 30, 2022, except in the case of non-recurring expenses (e.g., initial organization expenses) and offering expenses, where applicable.
(7)The distributions from net realized gain (loss) on investments per share for the six months ended June 30, 2023 and 2022, rounds to less than $0.01 per share, respectively.
(8)The Company commenced operations on May 2, 2022.
(9)Class S common stock shares were first issued on June 1, 2022.
(10)There are no Class D shares outstanding as of June 30, 2022.
Note 12. Subsequent Events
The Company's management evaluated subsequent events through the date of these financial statements. There have been no subsequent events to disclose except for the following:
Articles of Amendment
Blue Owl Technology Income Corp. was formerly known as “Owl Rock Technology Income Corp.” On June 22, 2023, the Company filed Articles of Amendment in the state of Maryland to formally change the Company’s name to “Blue Owl Technology Income Corp.” The Company’s new name took effect on July 6, 2023.
Master Note Purchase Agreement
On July 6, 2023, the Company entered into a Master Note Purchase Agreement (the "Note Purchase Agreement") governing the issuance of $100.0 million in aggregate principal amount of Series 2023A Notes, due July 6, 2026, with a fixed interest rate of 8.25% per year (the "Series 2023A Notes"), to qualified institutional investors in a private placement. Interest on the Series 2023A Notes will be due semiannually on January 6 and July 6 each year, beginning on January 6, 2024.
Upsize to Revolving Credit Facility
On July 12, 2023, the parties to the Revolving Credit Facility increased the aggregate commitment of the Lenders under the Facility from $750.0 million to $800.0 million, adding one additional lender.
Amendment to SPV Asset Facility I
On July 31, 2023, Tech Income Funding I entered into an amendment to SPV Asset Facility I, that among other changes, decreased the maximum facility amount from $1.0 billion to $750.0 million and reset the minimum spread payments.
Equity Raise Proceeds
As of August 10, 2023, the Company has issued approximately 27.5 million shares of its Class S common stock, approximately 116.6 million shares of its Class I common stock and approximately 1.6 million shares of its Class D common stock and has raised total gross proceeds of approximately $278.1 million, $1,167.5 million, and $16.4 million, respectively, including seed capital of $1,000 contributed by its Adviser in September 2021 and approximately $50.0 million in gross proceeds raised from Feeder FIC ORTIC and Blue Owl Holdings, entities affiliated with the Adviser. In addition, the Company has received $88.4 million in subscription payments which the Company accepted on August 3, 2023, which are pending the Company’s determination of the net asset value per share applicable to such purchase.
Distribution
On August 8, 2023, our Board declared a distribution of $0.07478 per share, payable on or before September 30, 2023 to shareholders of record as of August 31, 2023, a distribution of $0.07478 per share, payable on or before October 31, 2023 to

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

shareholders of record as of September 29, 2023 and a distribution of $0.07478 per share, payable on or before November 30, 2023 to shareholders of record as of October 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Technology Income Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2022 and our Form 10-Q for the quarter ended March 31, 2023 in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

Overview

Blue Owl Technology Income Corp. (f/k/a Owl Rock Technology Income Corp.) (the “Company”, “we”, “us”, or “our”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. Formed as a Maryland corporation on June 22, 2021, we were advised by Blue Owl Technology Credit Advisors LLC (f/k/a Owl Rock Technology Advisers LLC) ("OTCA") from October 1, 2021 to November 30, 2021. As of November 30, 2021, we are advised by Blue Owl Technology Credit Advisors II LLC (f/k/a Owl Rock Technology Advisers II LLC) (our “Adviser”) which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Adviser is registered as an investment adviser with the Securities and Exchange Commission (“SEC”). We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. On December 9, 2021, we formed a wholly-owned subsidiary, OR Tech Lending IC LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Tech Lending IC LLC makes loans to borrowers headquarter in California. From time to time we may form wholly-owned subsidiaries to facilitate the normal course of business.
We are managed by our Adviser. Our Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl's Credit platform, which focuses on direct lending. Our Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our Board, our Adviser manages the day-to-day operations of, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain organizational activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
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
On September 30, 2021, an affiliate of the Adviser ("the Initial Shareholder") purchased 100 shares of our Class I common stock at $10.00 per share, which represents the initial public offering price of such shares. The Initial Shareholder will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue its role. On October 6, 2021, we received a subscription agreement, totaling $50.0 million for the purchase of Class I common shares of our common stock from Owl Rock Feeder FIC ORTIC LLC (“Feeder FIC ORTIC”) and Blue Owl Capital Holdings LP, ("Blue Owl Holdings"), entities affiliated with the Adviser. We had called all of the $50.0 million under the subscription agreement as of June 30, 2023.
Since meeting the minimum offering requirement and commencing our continuous public offering through June 30, 2023, we have issued 24,933,851 shares of Class S common stock, 1,147,854 shares of Class D common stock, and 13,360,716 shares of Class I common stock, exclusive of any tender offers, for gross proceeds of $251.8 million, $11.6 million, and $133.9 million, respectively, including $1,000 of seed capital contributed by its Initial Shareholder. We have issued 97,507,951 shares of our Class I common stock to feeder vehicles primarily created to hold our Class I shares in a Private Offering and raised gross proceeds of approximately $975.8 million.
Our Adviser also serves as investment adviser to Blue Owl Technology Finance Corp. II (f/k/a Owl Rock Technology Finance Corp. II).
Blue Owl consists of three divisions: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on real estate strategies. Blue Owl's Credit platform is comprised of the Adviser, OTCA, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”), and Blue Owl Capital Private Fund Advisors LLC (“OPFA” and together with the Adviser, OCA, ODCA and OTCA, the “Blue Owl Advisers”), which are also investment advisers. As of June 30, 2023 , the Adviser and its affiliates had $73.8 billion of assets under management across Blue Owl's Credit platform.
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
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the "Order"), that has been granted by the SEC to OCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers' investment allocations policy seeks to ensure equitable allocation of investment opportunities over time between us and/or other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and investment portfolios of the other funds managed by the Adviser or its affiliates that could avail themselves of the Order and have an investment objective similar to ours.
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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, technology-related companies based primarily in the United States. Our investment objective is to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity-related investments. Since our Adviser and its affiliates began investment activities in April 2016 through June 30, 2023, our Adviser and its affiliates have originated $78.0 billion of aggregate principal amount of investments, of which $74.4 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

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
We target portfolio companies where we can structure larger transactions. As of June 30, 2023, our average investment size in each of our portfolio companies was approximately $30.9 million based on fair value. As of June 30, 2023, investments we classify as traditional financing, excluding certain investments that fall outside of our typical borrower profile, represented 85.7% of our total portfolio based on fair value and these portfolio companies had a weighted average annual revenue of $1.1 billion, a weighted average annual EBITDA of $0.3 billion and a weighted average enterprise value of $6.4 billion. As of June 30, 2023, investments we classify as growth capital represented 10.0% of our total portfolio based on fair value and these portfolio companies had a weighted average annual revenue of $2.2 billion and weighted average enterprise value of $14.4 billion.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2023, 100.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
On March 7, 2023, our Adviser terminated the Expense Support Agreement. However, our obligation to make Reimbursement Payments, subject to the conditions above, survives the termination of the Expense Support Agreement. There are no Reimbursement Payments conditionally due from us to the Adviser.
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
Fee Waivers
On March 23, 2022, the Adviser agreed to waive 100% of the base management fee through October 31, 2022. Any portion of the base management fee waived will not be subject to recoupment. For the three and six months ended June 30, 2023, management fees were

$3.7 million and $6.9 million, respectively. For the three and six months ended June 30, 2022, management fees were $0.3 million and $0.3 million, respectively, of which $0.3 million and $0.3 million were waived for each respective period.
On June 22, 2022, the Adviser agreed to waive 100% of the performance based incentive fee and capital gains based incentive fee through October 31, 2022. Any portion of the incentive fees waived will not be subject to recoupment. For the three and six months ended June 30, 2023, we incurred performance-based incentive fees of $4.9 million and $9.5 million, respectively. For the three and six months ended June 30, 2022, we incurred performance-based incentive fees of $0.9 million and $0.9 million, of which, $0.9 million and $0.9 million were waived for each respective period. For the three and six months ended June 30, 2023 and 2022,we did not incur capital gains based incentive fees.
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
Robust Demand for Debt Capital. According to Gartner, a research and advisory company, global technology spend was $4.4 trillion in 2022 and is expected to grow to more than $4.5 trillion in 2023. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility such as the current period of market volatility caused, in part, by elevated inflation, rising interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as of June 30, 2023, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
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
On March 21, 2022, the Board approved multiple purchase agreements with Macquarie US Trading LLC (“Macquarie”) and certain of its affiliates (each, a “Financing Provider” and collectively, the “Financing Providers”). Under the purchase agreements, the Company had forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Providers, each of whom was obligated to settle the sale of such investments subject to the following conditions: (a) the Company received a minimum of $450.0 million of subscriptions; and (b) the Board approved the purchase of the specific Warehouse Investments. As of May 10, 2022, conditions under the purchase agreement were met and we became obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of June 30, 2023, the Company settled its required obligations under the purchase agreements.
As of June 30, 2023, based on fair value, our portfolio consisted of 80.0% first lien senior debt investments (of which 39.4% we consider to be unitranche debt investments (including "last out" portions of such loans)), 10.0% second lien senior secured debt investments, 8.7%, preferred equity investments, and 1.3% common equity investments.
As of June 30, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 11.9% and 11.9%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 12.1% and 12.1%, respectively. As of June 30, 2023, the weighted average spread of total debt investments was 6.2%.
As of June 30, 2023, we had investments in 75 portfolio companies with an aggregate fair value of $2.3 billion. As of June 30, 2023, we had net leverage of 0.71x debt-to-equity.
We expect the pace of our originations to vary with the pace of repayments and the pace at which we raise funds in our public and private offerings. Currently, rapidly rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions and other public market activity which in turn has led to moderate repayments over the quarter; however, because we have continued to raise funds in our public and private offerings, the pace of our originations is strong and the credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service oriented sectors such as software and healthcare and on additional financings to our existing borrowers. The majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protection.
Many of the companies in which we invest have experienced relief and are experiencing improved profitability from earlier supply chain disruptions resulting from the pandemic, the war between Russia and Ukraine and elements of geopolitical, economic and financial market instability. In addition, we have seen a moderation in input costs which has helped to offset the impact of rising rates and support growth. These companies are continuing to see solid demand with modest growth in both revenues and EBITDA. However, in the event that the U.S. economy enters into a recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We are continuing to monitor the effect that market volatility, including as a result of a rising interest rate environment and uncertainty in the banking sector may have on our portfolio companies and our investment activities. Although we anticipate that a shift in consumer demand may lead to a contraction in the economy, we believe that the rapid rise in interest rates will meaningfully benefit our net investment income as we continue to see the impact of interest rates exceeding our interest rate floors.

The table below presents our investment activity for the following period (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended June 30,
($ in thousands)	2023	2022
New investment commitments
Gross originations	$224,612	$1,211,657
Less: Sell downs	(1,948)	(31,814)
Total new investment commitments	$222,664	$1,179,843
Principal amount of investments funded:
First-lien senior secured debt investments	$210,224	$729,165
Second-lien senior secured debt investments	—	156,915
Preferred equity investments	—	100,000
Common equity investments	23	6,667
Total principal amount of investments funded	$210,247	$992,747
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$—	$—
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	—
Preferred equity investments	(1,033)	—
Common equity investments	—	—
Total principal amount of investments sold or repaid	$(1,033)	$—

Number of new investment commitments in new portfolio companies(1)	9	41
Average new investment commitment amount in new portfolio companies(1)	$4,004	$28,777
Weighted average term for new debt investment commitments (in years)	4.7	6.3
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—%	—%
Weighted average interest rate of new debt investment commitments(2)	10.5%	8.4%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.2%	6.1%
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.27% as of June 30, 2023 or 3-month LIBOR, which was 2.29%, as of June 30, 2022.

The table below presents our investments at amortized cost and fair value as of the following periods:

	As of		As of
	June 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$1,846,869	$1,856,560	$1,559,332	$1,558,578
Second-lien senior secured debt investments	239,132	231,122	235,671	$226,686
Preferred equity investments(2)	210,135	202,063	185,520	$181,670
Common equity investments	30,005	30,253	29,967	$29,935
Total Investments	$2,326,141	$2,319,998	$2,010,490	$1,996,869
(1) 39.4% and 47.3% of which we consider unitranche loans as of June 30, 2023 and December 31, 2022, respectively.
(2) Includes equity investment in LSI Financing 1 DAC ("LSI Financing").

We use GICs for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of
	June 30, 2023	December 31, 2022
Aerospace & Defense	1.9%	2.2%
Application Software	19.0%	18.2%
Beverages	2.1%	2.5%
Buildings & Real Estate	0.9%	1.0%
Building Products	0.2%	—%
Commercial Services & Supplies	4.4%	5.1%
Construction & Engineering	0.4%	0.5%
Containers & Packaging	0.9%	1.1%
Diversified Consumer Services	1.3%	1.5%
Diversified Financial Services	3.0%	2.5%
Electrical Equipment	4.3%	5.0%
Food & Staples Retailing	6.5%	7.5%
Health Care Equipment & Supplies	0.7%	0.2%
Health Care Providers & Services	3.3%	3.1%
Health Care Technology	12.2%	10.9%
Insurance	5.7%	3.8%
IT Services	6.3%	6.9%
Life Sciences Tools & Services	1.1%	0.3%
Pharmaceuticals(1)	0.9%	0.6%
Professional Services	2.4%	0.4%
Real Estate Management & Development	1.7%	1.2%
Road & Rail	—%	0.2%
Specialty Retail	—%	2.0%
Systems Software	20.8%	23.3%
Total	100.0%	100.0%
(1) Includes equity investment in LSI Financing.
We classify the industries of our portfolio companies be end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.
The table below presents investments by geographic composition based on fair value as of the following periods:

	As of
	June 30, 2023	December 31, 2022
United States:
Midwest	13.1%	12.0%
Northeast	25.9%	25.9%
South	31.8%	35.2%
West	21.2%	21.7%
International	8.0%	5.2%
Total	100.0%	100.0%

The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	As of
	June 30, 2023	December 31, 2022
Weighted average total yield of portfolio	11.9%	11.0%
Weighted average total yield of debt and income producing securities	12.1%	11.2%
Weighted average interest rate of debt securities	11.4%	6.2%
Weighted average spread over base rate of all floating rate investments	6.2%	6.2%
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
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of		As of
	June 30, 2023		December 31, 2022
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$22,679	1.0%	$27,333	1.4%
2	2,278,362	98.2%	1,949,995	97.6%
3	18,957	0.8%	19,541	1.0%
4	—	—%	—	—%
5	—	—%	—	—%
Total	$2,319,998	100.0%	$1,996,869	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	As of		As of
	June 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,086,001	100.0%	$1,795,003	100.0%
Non-accrual	—	—%	$—	—%
Total	$2,086,001	100.0%	$1,795,003	100.0%
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

Results of Operations

The table below presents the operating results for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Total Investment Income	$65,503	$10,176	$125,465	$10,176
Less: Net operating expenses	(31,346)	(3,180)	(58,910)	(3,180)
Net Investment Income (Loss) Before Taxes	34,157	6,996	66,555	6,996
Less: Excise taxes	30	—	30	—
Net Investment Income (Loss) After Taxes	$34,127	$6,996	$66,525	$6,996
Net change in unrealized gain (loss)	(4,241)	(11,603)	4,881	(11,603)
Net realized gain (loss)	(78)	(526)	(78)	(526)
Net Increase (Decrease) in Net Assets Resulting from Operations	$29,808	$(5,133)	$71,328	$(5,133)
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

Investment Income
The table below presents investment income for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest income	$54,006	$7,270	$101,900	$7,270
PIK interest income	4,456	1,215	7,910	1,215
PIK dividend income	3,354	1,052	11,368	1,052
Dividend Income	3,046	—	3,046	—
Other income	641	639	1,241	639
Total Investment Income	$65,503	$10,176	$125,465	$10,176
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interest obtained in connection with originated loans, such as options, warrants, or conversion rights.
For the three months ended June 30, 2023 and 2022
Investment income increased by $55.3 million for the three months ended June 30, 2023 primarily due to an increase in interest income as a result of an increase in our investment portfolio which increased from $1.0 billion as of June 30, 2022 to $2.3 billion as of June 30, 2023. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. PIK interest represented approximately 6.8% and 11.9% of investment income for the three months ended June 30, 2023 and 2022, respectively. PIK dividend income represented approximately 5.1% and 10.3% of investment income for the three months ended June 30, 2023 and 2022, respectively. Dividend income increased by $3.0 million period-over-period driven by an increase in our portfolio of dividend income-producing investments. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Additionally, although we were initially capitalized on September 30, 2021, we commenced operations and began investing activities in May 2022. As a result, comparisons may not be meaningful.
For the six months ended June 30, 2023 and 2022
Investment income increased by $115.3 million for the six months ended June 30, 2023 primarily due to an increase in interest income as a result of an increase in our investment portfolio which increased from $1.0 billion as of June 30, 2022 to $2.3 billion as of June 30, 2023. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. PIK interest represented approximately 6.3% and 11.9% of investment income for the six months ended June 30, 2023 and 2022, respectively. PIK dividend income represented approximately 9.1% and 10.3% of investment income for the six months ended June 30, 2023 and 2022, respectively. Dividend income increased by $3.0 million period-over-period driven by an increase in our portfolio of dividend income-producing investments. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Additionally, although we were initially capitalized on September 30, 2021, we commenced operations and began investing activities in May 2022. As a result, comparisons may not be meaningful.

Expenses
The table below presents expenses for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$21,067	$3,353	$40,465	$3,353
Management fees	3,707	278	6,921	278
Performance based incentive fees	4,879	853	9,508	853
Professional fees	605	—	605	—
Directors' fees	130	—	130	—
Shareholder servicing fees	476	1	799	1
Other general and administrative	482	—	482	—
Total Operating Expenses	31,346	4,485	58,910	4,485
Management fees waived	—	(278)	—	(278)
Incentive fees waived	—	(853)	—	(853)
Expense support	—	(174)	—	(174)
Net Operating Expenses	$31,346	$3,180	$58,910	$3,180
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the three months ended June 30, 2023 and 2022
Net operating expenses, increased by $28.2 million for three months ended June 30, 2023 due to an increase in interest expense, management fees, performance based incentive fees and other expenses of $17.7 million, $3.7 million, $4.9 million, and $1.9 million, respectively. The increase in interest expenses was driven by an increase in average daily borrowings to $983.2 million from $105.9 million period over period. The increase in management fees was driven by growth in the net asset value of the portfolio and termination of management fee waivers period-over-period. The increase in incentive fees was due to higher pre-incentive fee net investment income and termination of incentive fee waivers period-over-period. The increase in professional fees, director's fees and other general and administrative expenses was driven by an amendment to the Expense Deferral Agreement period over period. Although we were initially capitalized on September 30, 2021, we commenced operations and began investing activities in May 2022. As a result, comparisons may not be meaningful.

For the six months ended June 30, 2023 and 2022
Net operating expenses, increased by $55.7 million for six months ended June 30, 2023 due to an increase in interest expense, management fees, performance based incentive fees and other expenses of $37.1 million, $6.9 million, $9.5 million, and $2.2 million, respectively. The increase in interest expenses was driven by an increase in average daily borrowings to $976.6 million from $105.9 million period over period. The increase in management fees was driven by growth in the net asset value of the portfolio and termination of management fee waivers period-over-period. The increase in incentive fees was due to higher pre-incentive fee net investment income and termination of incentive fee waivers period-over-period. The increase in professional fees, director's fees and other general and administrative expenses was driven by an amendment to the Expense Deferral Agreement period over period. Although we were initially capitalized on September 30, 2021, we commenced operations and began investing activities in May 2022. As a result, comparisons may not be meaningful.

Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the "spillover dividend" provisions of Subchapter M. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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
For the three and six months ended June 30, 2023, we recorded $30.0 thousand and $30.0 thousand of U.S. federal excise tax, respectively. For the three and six months ended June 30, 2022, we did not record U.S. federal excise tax.
Net Change in Unrealized Gains (Loss) on Investments
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The table below presents the composition to the net change in unrealized gains (losses) for the following period:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Net change in unrealized gain (loss) on investments	$(4,270)	$(11,399)	$4,873	$(11,399)
Net change in translation of assets and liabilities in foreign currencies	29	(204)	8	(204)
Net change in unrealized gain (loss)	$(4,241)	$(11,603)	$4,881	$(11,603)
For the three months ended June 30, 2023 and 2022
The net change in unrealized gain (loss) was primarily driven by a decrease in the fair value of our debt investments compared to the initial purchase price. The primary driver of our portfolio's unrealized loss was primarily driven by a decrease in the fair value of our debt investments due to current market conditions, including public market volatility, and credit spreads widening. We were initially capitalized on September 30, 2021, we commenced operations and began investing activities in May 2022. As a result, comparisons may not be meaningful.

For the six months ended June 30, 2023 and 2022
The primary driver of our portfolio's unrealized gain was primarily driven by an increase in the fair value of our debt investments compared to December 31, 2022 primarily driven by an increase in the fair value of our debt investments due to current market conditions, including public market volatility. We were initially capitalized on September 30, 2021, we commenced operations and began investing activities in May 2022. As a result, comparisons may not be meaningful.
The tables below present the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Three Months Ended June 30, 2023
($ in thousands)

Fullsteam Operations, LLC	$975
Minerva Holdco, Inc.	669
Project Alpine Co-Invest, Fund, L.P.	649
RealPage, Inc.	619
Delta TopCo, Inc. (dba Infoblox, Inc.)	612
Asurion, LLC	588
Dodge Construction Network LLC	496
Grayshift, LLC	(1,210)
Remaining Portfolio Companies	(1,470)
Halo Parent Newco, LLC	(1,858)
Picard Holdco, Inc.	(4,340)
Total	$(4,270)

Portfolio Company	For the Six Months Ended June 30, 2023
($ in thousands)
Remaining Portfolio Companies	$4,351
Asurion, LLC	1,970
Minerva Holdco, Inc.	1,354
Fullsteam Operations, LLC	1,296
Circana Group, L.P. (fka The NPD Group, L.P.)	911
SailPoint Technologies Holdings, Inc.	795
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	878
Project Alpine Co-Invest, Fund, L.P.	649
Grayshift, LLC	(783)
Halo Parent Newco, LLC	(2,382)
Picard Holdco, Inc.	(4,166)
Total	$4,873

The tables below present the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Three Months Ended June 30, 2022
($ in thousands)
Minerva Holdco Inc	$(2,578)
Asurion LLC	(2,484)
Help/Systems Holdings, Inc	(1,067)
RealPage, Inc	(972)
Inovalon Holdings, Inc.	(709)
Innovation Ventures LLC	(465)
Ministry Brands Purchaser,LLC	(464)
Delta TopCo, Inc.	(426)
Smarsh, Inc.	(418)
Interoperability Bidco, Inc	(342)
Remaining Portfolio Companies	(1,474)
Total	$(11,399)

Portfolio Company	For the Six Months Ended June 30, 2022
($ in thousands)
Minerva Holdco Inc	$(2,578)
Asurion LLC	(2,484)
Help/Systems Holdings, Inc	(1,067)
RealPage, Inc	(972)
Inovalon Holdings, Inc.	(709)
Innovation Ventures LLC	(465)
Ministry Brands Purchaser,LLC	(464)
Delta TopCo, Inc.	(426)
Smarsh, Inc.	(418)
Interoperability Bidco, Inc	(342)
Remaining Portfolio Companies	(1,474)
Total	$(11,399)

Net Realized Gains (Losses) on Investments
The table below presents the change to the realized gains and losses on sold investment portfolio companies for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Net realized gain (loss) on investments	$—	$17	$(2)	$17
Net realized gain (loss) on foreign currency transactions	(78)	(543)	(76)	(543)
Net realized gain (loss)	$(78)	$(526)	$(78)	$(526)

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
We may from time to time enter into additional credit facilities or issue debt securities. Additional financings could include additional SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material. As of June 30, 2023 and December 31, 2022, our asset coverage ratio was 233.5% and 195.9%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitment we are required to fund. As of June 30, 2023, our weighted average cost of debt was 8.0%.

As of June 30, 2023, cash, taken together with our available debt capacity of $389.9 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash need will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future. As of June 30, 2023, we had $389.9 million available under our credit facilities.
As of June 30, 2023, we had $33.2 million in cash. For the six months ended June 30, 2023, we used $227.8 million in cash for operating activities, primarily as a result of funding portfolio investments of $320.6 million. Cash provided by financing activities was $232.9 million during the period, which was the result of proceeds from gross borrowings on our credit facilities of $288.1 million, partially offset by repayments on our credit facilities of $334.0 million, and $372.4 million of proceeds from issuance of common shares.
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
On September 30, 2021, we issued 100 common shares for $1,000 to OTCA, an affiliate of the Adviser.
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
The shares purchased by OTCA and Feeder FIC ORTIC are subject to a lock-up pursuant to FINRA Rule 5110(e)(1) for a period of 180 days from the date of commencement of sales in our offering, and OTCA, Feeder FIC ORTIC, and Blue Owl Holdings, and their permitted assignees may not engage in any transaction that would result in the effective economic disposition of the Class I shares. In addition, OTCA will not tender the Class I shares it purchased on September 30, 2021 for repurchase as long as our Adviser remains the investment adviser of the Company. There is no current intention for our Adviser to discontinue its role.
The tables below present transactions with respect to shares of our common stock for the following period:

	For the Three Months Ended June 30, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	8,232,712	$83,701	621,696	$6,291	2,500,866	$25,326	11,355,274	$115,318
Shares/gross proceeds from the private placements	—	—	—	—	8,278,901	83,827	8,278,901	83,827
Reinvestment of distributions	202,264	2,116	6,019	63	919,884	9,687	1,128,167	11,866
Repurchased shares	(140,508)	(1,425)	(4,927)	(50)	(2,051,538)	(20,803)	(2,196,973)	(22,278)
Total shares/gross proceeds	8,294,468	$84,392	622,788	$6,304	9,648,113	$98,037	18,565,369	$188,733
Sales load	—	(362)	—	—	—	—	—	(362)
Total shares/net proceeds	8,294,468	$84,030	622,788	$6,304	9,648,113	$98,037	18,565,369	$188,371

	For the Six Months Ended June 30, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	14,232,556	$144,549	1,041,121	$10,531	5,123,924	$51,795	20,397,601	$206,875
Shares/gross proceeds from the private placements	—	—	—	—	16,392,990	166,149	16,392,990	166,149
Reinvestment of distributions	383,367	3,948	8,363	87	2,040,604	21,040	2,432,334	25,075
Repurchased shares	(235,825)	(2,389)	(4,927)	(50)	(5,527,178)	(55,976)	(5,767,930)	(58,415)
Total shares/gross proceeds	14,380,098	146,108	1,044,557	10,568	18,030,340	183,008	33,454,995	339,684
Sales load	—	(626)	—	—	—	—	—	(626)
Total shares/net proceeds	14,380,098	$145,482	1,044,557	$10,568	18,030,340	$183,008	33,454,995	$339,058

	For the Three Months Ended June 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	75,301	$755	—	$—	4,985,000	$49,850	5,060,301	$50,605
Shares/gross proceeds from the private placements	—	—	—	—	54,011,353	539,891	54,011,353	539,891
Reinvestment of distributions	—	—	—	—	99,122	987	99,122	987
Repurchased shares	—	—	—	—	—	—	—	—
Total shares/gross proceeds	75,301	755	—	—	59,095,475	590,728	59,170,776	591,483
Sales load	—	(5)	—	—	—	—	—	(5)
Total shares/net proceeds	75,301	$750	—	$—	59,095,475	$590,728	59,170,776	$591,478

	For the Six Months Ended June 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	75,301	$755	—	$—	4,985,000	$49,850	5,060,301	$50,605
Shares/gross proceeds from the private placements	—	—	—	—	54,011,353	539,891	54,011,353	539,891
Reinvestment of distributions	—	—	—	—	99,122	987	99,122	987
Repurchased shares	—	—	—	—	—	—	—	—
Total shares/gross proceeds	75,301	755	—	—	59,095,475	590,728	59,170,776	591,483
Sales load	—	(5)	—	—	—	—	—	(5)
Total shares/net proceeds	75,301	$750	—	$—	59,095,475	$590,728	59,170,776	$591,478
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
The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

For the Three and Six Months Ended June 30, 2023
	Class S			Class D			Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2023	$10.02	$—	$10.02	$10.02	$—	$10.02	$10.02	$—	$10.02
February 1, 2023	$10.17	$—	$10.17	$10.17	$—	$10.17	$10.17	$—	$10.17
March 1, 2023	$10.15	$—	$10.15	$10.15	$—	$10.15	$10.15	$—	$10.15
April 3, 2023	$10.12	$—	$10.12	$10.12	$—	$10.12	$10.12	$—	$10.12
May 1, 2023	$10.15	$—	$10.15	$10.15	$—	$10.15	$10.15	$—	$10.15
June 1, 2023	$10.11	$—	$10.11	$10.11	$—	$10.11	$10.11	$—	$10.11
(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2) Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

For the Three and Six Months Ended June 30, 2022
	Class S			Class D			Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial offering price	$—	$—	$—	$—	$—	$—	10.00	$—	10.00
June 1, 2022	$9.96	$—	$9.96	$9.96	$—	$9.96	$9.96	$—	$9.96
(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2) Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

Distributions
Subject to our Board's discretion, we intend to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.
The tables below present cash distributions per share that were declared for the following periods:

For the Three and Six Months Ended June 30, 2023
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 22, 2022	January 31, 2023	February 24, 2023	$0.07550	$1,010	$19	$6,766
January 25, 2023	January 31, 2023	February 24, 2023	0.07478	909	19	6,746
February 21, 2023	February 28, 2023	March 23, 2023	0.07478	1,019	27	7,110
March 22, 2023	March 31, 2023	April 26, 2023	0.07478	1,137	38	7,193
April 25, 2023	April 30, 2023	May 23, 2023	0.07478	1,296	45	7,464
May 22, 2023	May 31, 2023	June 26, 2023	0.07478	1,441	53	7,737
June 23, 2023	June 30, 2023	July 26, 2023	0.07478	1,702	83	7,916
		Total	$0.52418	$8,514	$284	$50,932
(1) On June 23, 2023, the Company's Board declared a distribution of $0.07478 per share payable on or before August 31, 2023 to shareholders of record as of July 31, 2023 and a special distribution of $0.02 per share, payable on or before November 30, 2023 to shareholders of record as of October 31, 2023.
(2) Distributions per share are gross of shareholder servicing fees.
(3) Distribution amounts are net of shareholder servicing fees.

For the Three and Six Months Ended June 30, 2022
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
May 3, 2022	May 31, 2022	June 23, 2022	$0.04583	$—	$—	$2,449
June 24, 2022	June 30, 2022	July 26, 2022	0.05810	4	—	3,435
		Total	$0.10393	$4	$—	$5,884

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
The tables below presents the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock for the following periods:

	For the Six Months Ended June 30, 2023
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.56341	$66,525	111.4%
Net realized gain (loss) on investments	—	—	—%
Distributions in excess of (undistributed) net investment income	(0.03926)	(6,795)	(11.4)%
Total	$0.52415	$59,730	100.0%
(1) Distributions per share are gross of shareholder servicing fees.
(2) Data in this table is presented on a consolidated basis. Refer to Note 11 "Financial Highlights" for amounts by share class.

	For the Six Months Ended June 30, 2022
Source of Distribution(3)	Per Share(1)(4)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.12	$6,996	118.8%
Net realized gain (loss) on investments(2)	—	17	0.3%
Distributions in excess of (undistributed) net investment income	(0.02)	$(1,125)	(19.1)%
Total	$0.10	$5,888	100.0%
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
The table below presents our share repurchase activity:

Offer Date (1)	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 28, 2023	I	March 31, 2023	$35,173	$10.12	3,475,640
February 28, 2023	S	March 31, 2023	$965	$10.12	95,317
May 25, 2023	I	June 30, 2023	$20,802	$10.14	2,051,539
May 25, 2023	S	June 30, 2023	$1,425	$10.14	140,508
May 25, 2023	D	June 30, 2023	$50	$10.14	4,926
(1) No tender offers were issued for the three and six month ended June 30, 2022.
Debt
Aggregate Borrowings
The tables below present our debt obligations as of the following periods:

	As of
	June 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$750,000	$335,966	$370,165	$(4,089)	$331,877
SPV Asset Facility I	1,000,000	630,000	1,670	(5,975)	624,025
SPV Asset Facility II	250,000	20,000	18,083	(2,577)	17,423
Total Debt	$2,000,000	$985,966	$389,918	(12,641)	$973,325
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

	As of
	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$750,000	$415,229	$18,647	$(4,567)	$410,661
SPV Asset Facility I	1,000,000	614,000	2,867	(6,747)	607,253
Total Debt	$1,750,000	$1,029,229	$21,514	(11,314)	$1,017,914
(1) The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest Expense(1)	$20,339	$2,440	$39,063	$2,440
Amortization of debt issuance costs	728	362	1,402	362
Total Interest Expense	$21,067	$2,802	$40,465	$2,802

Average interest rate(2)(3)	8.3%	14.1%	8.0%	14.1%
Average daily outstanding borrowings(2)(3)	$983,157	$105,886	$976,616	$105,886
(1) Prior period interest expense excludes approximately $0.6 million of financing fees incurred in connection with the Macquarie warehouse agreements prior to the commencement of operations on May 2, 2022.
(2) Prior period averages reflect the period from May 2, 2022, the date of the agreement, through June 30, 2022.
(3) Averages are calculated based on annualized amounts.

The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
June 30, 2023 (unaudited)	$336.0	2,334.9	—	N/A
December 31, 2022	415.2	1,958.8	—	N/A
SPV Asset Facility I
June 30, 2023 (unaudited)	$630.0	2,334.9	—	N/A
December 31, 2022	614.0	1,958.8	—	N/A
SPV Asset Facility II
June 30, 2023 (unaudited)	$20.0	2,334.9	—	N/A
(1) Total amount of each class of senior securities outstanding at the end of the period presented.
(2) Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3) The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it.
The "—" in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4) Not applicable because the senior securities are not registered for public trading.

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
The interest rate on amounts borrowed pursuant to the Promissory Note prior to March 23, 2022 was based on the lesser of the rate of interest for an ABR Loan or a Eurodollar Loan under the Credit Agreement dated as of April 15, 2021, as amended or supplemented from time to time, by and among Blue Owl Credit Advisors LLC, an affiliate of the Adviser, as borrower, the several lenders from time to time party thereto, MUFG Union Bank, N.A., as Collateral Agent and MUFG Bank, Ltd., as Administrative Agent.

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
Borrowings of Tech Income Funding I LLC are considered our borrowing for purposes of complying with the asset coverage requirements under the 1940 Act.

SPV Asset Facility II
On May 31, 2023 (the "SPV Asset Facility II Closing Date"), Tech Income Funding II LLC (“Tech Income Funding II”), a Delaware limited liability company and newly formed subsidiary of ours, entered into a Credit and Security Agreement (the “SPV Asset Facility II”), with Tech Income Funding II LLC, as Borrower, us, as Collateral Manager and Equityholder, Citibank, N.A., as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent and Collateral Administrator, Alter Domus (US) LLC as Custodian, the lenders from time to time parties thereto (the “Lenders”) and the group agents from time to time parties thereto.
From time to time, we expect to sell and contribute certain investments to Tech Income Funding II pursuant to a Sale and Contribution Agreement, dated as of the SPV Asset Facility II Closing Date, by and between us and Tech Income Funding II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by Tech Income Funding II, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Tech Income Funding II through its ownership of Tech Income Funding II. The maximum principal amount of the SPV Asset Facility II is $250 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to a borrowing base test (which is based on the value of Tech Income Funding II’s assets from time to time, an advance rate and concentration limitations) and satisfaction of certain conditions, including collateral quality tests.

The SPV Asset Facility II provides for the ability to draw and redraw revolving loans under the SPV Asset Facility II for a period of up to three years after the SPV Asset Facility II Closing Date (the “Reinvestment Period”) unless the Reinvestment Period is terminated sooner as provided in the SPV Asset Facility II. Unless otherwise terminated, the SPV Asset Facility II will mature two years after the last day of the Reinvestment Period (the “SPV Asset Facility II Stated Maturity”). To the extent the commitments are terminated or permanently reduced during the first two years following the SPV Asset Facility II Closing Date, Tech Income Funding II may owe a prepayment penalty. Prior to the SPV Asset Facility II Stated Maturity, proceeds received by Tech Income Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, Tech Income Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us. The credit facility may be permanently reduced, in whole or in part, at the option of Tech Income Funding II.

Amounts drawn in U.S. dollars are benchmarked to Term SOFR, amounts drawn in British pounds are benchmarked to SONIA, amounts drawn in Canadian dollars are benchmarked to CDOR, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the SPV Asset Facility II Applicable Margin. The “SPV Asset Facility II Applicable Margin” is 3.05%. Tech Income Funding II will also pay the Administrative Agent certain fees (and reimburse certain expenses) in connection with its role.

From the SPV Asset Facility II Closing Date to the SPV Asset Facility II Commitment Termination Date, Tech Income Funding II will pay certain unused fees subject to average utilization rates. The SPV Asset Facility II contains customary covenants, including certain maintenance covenants and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of Tech Income Funding II and on any payments received by Tech Income Funding II in respect of those assets. Assets pledged to the lenders under the SPV Asset Facility II will not be available to pay our debts.

Borrowings of Tech Income Funding II are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

Off-Balance Sheet Arrangements

Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. We had the following outstanding commitments to fund investments in current portfolio companies as of the following periods:

		As of
Portfolio Company	Investment	June 30, 2023	December 31, 2022
($ in thousands)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	$1,515	$1,515
AmeriLife Holdings LLC	First lien senior secured revolving loan	1,894	2,273
Anaplan, Inc.	First lien senior secured revolving loan	6,481	6,481
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	14,326	16,366
Appfire Technologies, LLC	First lien senior secured revolving loan	1,633	1,539
Armstrong Bidco Limited	First lien senior secured delayed draw term loan	2,142	3,734
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	2,565	870
Avalara, Inc.	First lien senior secured revolving loan	2,273	2,273
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	148	195
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	160	246
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	8,335	7,973
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	750	750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	375	375
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	430	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	19,934
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	7,600	7,600
Grayshift, LLC	First lien senior secured revolving loan	5,806	5,806
Hyperion Refinance S.a.r.l (dba Howden Group)	First lien senior secured delayed draw term loan	—	17,714
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	3,623	4,963
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,482	2,010
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	1,350	1,350
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	913	652
Kaseya, Inc.	First lien senior secured delayed draw term loan	3,803	4,050
Kaseya, Inc.	First lien senior secured revolving loan	3,038	4,050

		As of
Portfolio Company	Investment	June 30, 2023	December 31, 2022
ManTech International Corporation	First lien senior secured delayed draw term loan	10,400	10,400
ManTech International Corporation	First lien senior secured revolving loan	5,590	5,590
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	4,936	5,650
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	1,073	847
OneOncology LLC	First lien senior secured delayed draw term loan	5,357	—
OneOncology LLC	First lien senior secured revolving loan	2,857	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	534	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954	954
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182	2,182
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	4,412	4,412
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	1,891	1,891
Rubrik, Inc.	First lien senior secured delayed draw term loan	901	1,857
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	10,896	10,896
Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	1,655	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	7,716	7,716
Smarsh Inc.	First lien senior secured delayed draw term loan	3,333	3,333
Smarsh Inc.	First lien senior secured revolving loan	267	1,667
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	—	118
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369	1,369
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071	1,071
Zendesk, Inc.	First lien senior secured delayed draw term loan	14,633	14,633
Zendesk, Inc.	First lien senior secured revolving loan	6,026	6,026
Total Unfunded Portfolio Company Commitments		$163,469	$196,890
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of June 30, 2023, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
As of June 8, 2022, we settled the 4 warehouse investments that the Financing Providers purchased having an aggregate aggregate cost of $127.0 million. As of June 30, 2023, there were no purchase agreements outstanding with the Financing Providers.
Organizational and Offering Costs
The Adviser and its affiliates have incurred organization and offering costs on behalf of the Company in the amount of $0.2 million and $0.4 million for the the three and six months ended June 30, 2023, respectively, and $3.3 million for the period from June 22, 2021 (Inception) to June 30, 2022, of which, no organization and offering costs have been charged to the Company as of June 30, 2023 and June 30, 2022, respectively. Under the Investment Advisory Agreement, there will be no liability on the Company`s part for the offering or organization costs funded by the Adviser or its affiliates until the Company has satisfied the minimum offering requirement. At such time, the Adviser will be entitled to receive up to 1.5% of gross offering proceeds raised in the Company`s continuous public offering until all organization and offering costs funded by the Adviser or its affiliates have been recovered.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2023, management was not aware of any pending or threatened litigation.
Expense Deferral Agreement
On March 23, 2022, the Company and the Adviser entered into the expense deferral agreement (the “Expense Deferral Agreement”), under which the Adviser has agreed to incur and pay all of the Company’s expenses, other than amounts used to pay interest expense and shareholder servicing and/or distribution fees, until the Company met certain conditions related to the amount of subscriptions it received. The expenses subject to deferral did not include expenses that (1) were previously classified as Expense Payments or Reimbursement Payments under the Expense Support Agreement, or (2) Organization and Offering Expenses in excess of 1.50% of the gross offering proceeds from the sale of the Company's securities. .
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
The total expenses incurred by the Adviser on behalf of the Company for the period from June 22, 2021 (Inception) to June 30, 2022 were $1.5 million, and for the three and six months ended June 30, 2023 were $1.3 million, and $2.6 million, respectively.

Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities as of June 30, 2023:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$331,877	$—	$—	$331,877	$—
SPV Asset Facility I	624,025	—	—	624,025	—
SPV Asset Facility II	17,423	—	—	17,423	—
Total Contractual Obligations	$973,325	$—	$—	$973,325	$—

Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;

•the Administration Agreement;
•the Expense Support Agreement;
•the Expense Deferral Agreement;
•the Dealer Manager Agreement; and
•the License Agreement.
In addition to the aforementioned agreements, we, rely on exemptive relief that has been granted to OCA and certain of its affiliates to permit us to co-invest with other funds managed by the Adviser and its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

Critical Accounting Policies
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in Form 10-K for the fiscal year ended December 31, 2022 and in our Form 10-Q for the quarter ended March 31, 2023 in “ITEM 1A. – RISK FACTORS.”
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
Rule 2a-5 under the 1940 Act was adopted by the SEC in January 2021 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as our valuation designee to perform fair value determinations relating to the value of assets held by us for which market quotations are not readily available.
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
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2022. As applicable, the Company's prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
Recent Developments
Articles of Amendment
Blue Owl Technology Income Corp. was formerly known as “Owl Rock Technology Income Corp.” On June 22, 2023, we filed Articles of Amendment in the state of Maryland to formally change our name to “Blue Owl Technology Income Corp.” Our new name took effect on July 6, 2023.
Master Note Purchase Agreement
On July 6, 2023, we entered into a Master Note Purchase Agreement (the "Note Purchase Agreement") governing the issuance of $100.0 million in aggregate principal amount of Series 2023A Notes, due July 6, 2026, with a fixed interest rate of 8.25% per year (the "Series 2023A Notes"), to qualified institutional investors in a private placement. Interest on the Series 2023A Notes will be due semiannually on January 6 and July 6 each year, beginning on January 6, 2024.
Upsize to Revolving Credit Facility
On July 12, 2023, the parties to the Revolving Credit Facility increased the aggregate commitment of the Lenders under the Facility from $750.0 million to $800.0 million, adding one additional lender.
Amendment to SPV Asset Facility I
On July 31, 2023, Tech Income Funding I entered into an amendment to SPV Asset Facility I, that among other changes, decreased the maximum facility amount from $1.0 billion to $750.0 million and reset the minimum spread payments.

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
As of June 30, 2023, 100.0% of our debt investments based on fair value were floating rates. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 0.7% and the majority of our debt investments have a floor of 0.8%. The Revolving Credit Facility, the SPV Asset Facility I, and the SPV Asset Facility II, bear interest at variable interest rates with no interest rate floor.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$63,844	$29,579	$34,265
Up 200 basis points	$42,562	$19,719	$22,843
Up 100 basis points	$21,281	$9,860	$11,421
Down 100 basis points	$(21,281)	$(9,860)	$(11,421)
Down 200 basis points	$(42,562)	$(19,719)	$(22,843)
Down 300 basis points	$(63,844)	$(29,579)	$(34,265)
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

Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
Inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect the profitability of investments held by our products, which could impact the level of management fees and other revenues we may earn in the future. .

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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "ITEM 1A. RISK FACTORS" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, which could materially affect our business, financial condition, and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC. In order to satisfy the reinvestment portion of our dividends for the six months ended June 30, 2023, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class
1/26/2023	12/31/2022	36,572	$10.02	S
1/26/2023	12/31/2022	224	$10.02	D
1/26/2023	12/31/2022	275,682	$10.02	I
2/24/2023	1/31/2023	94,197	$10.17	S
2/24/2023	1/31/2023	1,256	$10.17	D
2/24/2023	1/31/2023	555,544	$10.17	I
3/23/2023	2/28/2023	50,334	$10.15	S
3/23/2023	2/28/2023	863	$10.15	D
3/23/2023	2/28/2023	289,495	$10.15	I
4/26/2023	3/31/2023	55,307	$10.12	S
4/26/2023	3/31/2023	1,795	$10.12	D
4/26/2023	3/31/2023	291,542	$10.12	I
5/23/2023	4/30/2023	68,183	$10.15	S
5/23/2023	4/30/2023	1,897	$10.15	D
5/23/2023	4/30/2023	304,576	$10.15	I
6/26/2023	5/31/2023	78,774	$10.11	S
6/26/2023	5/31/2023	2,327	$10.11	D
6/26/2023	5/31/2023	323,765	$10.11	I
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

Offer Date (1)	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 28, 2023	I	March 31, 2023	$35,173	$10.12	3,475,640
February 28, 2023	S	March 31, 2023	$965	$10.12	95,317
May 25, 2023	I	June 30, 2023	$20,802	$10.14	2,051,539
May 25, 2023	S	June 30, 2023	$1,425	$10.14	140,508
May 25, 2023	D	June 30, 2023	$50	$10.14	4,926
(1) No tender offers were issued for three and six month ended June 30, 2022.

Item 3. Defaults Upon Senior Disclosures.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
Articles of Amendment
Effective as of July 6, 2023, the Company amended its charter to change the Company's name from Owl Rock Technology Income Corp. to Blue Owl Technology Income Corp. The Company effected the name change by filing Articles of Amendment (the "Amendment") with the State Department of Assessments and Taxation of Maryland. A copy of our Articles of Amendment and Restatement, as further amended by the Amendment, is filed as Exhibit 3.1 to this report.

Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibits
3.1*	Articles of Amendment and Restatement, dated February 23, 2021, as amended through June 22, 2023
3.2	Second Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).
10.1
Credit and Security Agreement, dated as of May 31, 2023, among Tech Income Funding II LLC, as Borrower, Owl Rock Technology Income Corp., as Collateral Manager and Equityholder, Citibank, N.A., as Administrative Agent and the lenders from time to time parties thereto (incorporated by reference Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 5, 2023).

10.2
Sale and Contribution Agreement, dated as of May 31, 2023 between Owl Rock Technology Income Corp., as Seller, and Tech Income Funding II LLC, as Purchaser (incorporated by reference Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on June 5, 2023).

10.3
License Agreement, dated as of July 6, 2023, between Blue Owl Technology Income Corp. and Blue Owl Capital Holdings LLC (incorporated by reference Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 6, 2023).

10.4
Master Note Purchase Agreement, dated July 6, 2023, between Blue Owl Technology Income Corp. and the purchasers party thereto (incorporated by reference Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 7, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Technology Income Corp.

Date: August 10, 2023	By:	/s/ Craig W. Packer
Craig W. Packer Chief Executive Officer

Blue Owl Technology Income Corp.

Date: August 10, 2023	By:	/s/ Bryan Cole
Bryan Cole Chief Financial Officer and Chief Operating Officer