Form 10-Q
period 2023-09-30
Blue Owl Technology Income Corp.
filed 2023-11-09
CIK 1869453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended September 30, 2023
OR
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

As of November 9, 2023, the registrant had 128,919,380, 36,516,799 and 2,286,736 shares of Class I, Class S and Class D common stock, $0.01, par value per share, outstanding, respectively.

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
•the impact of rising interest rates, elevated inflation rates, ongoing supply chain and labor market disruptions, instability in the U.S. and international banking systems, and the risk of recession or a shutdown of government could impact our business prospects and the prospects of our portfolio companies;
•an economic downturn could also impact availability and pricing of our financing and our ability to access the debt and equity capital markets;
•a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;
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
•the escalated conflict in the Middle East;
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

Item 1. Consolidated Financial Statements
Blue Owl Technology Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value
Non-controlled, non affiliated investments (amortized cost of $2,840,329 and $2,006,444, respectively)	$2,842,178	$1,992,856
Non-controlled, affiliated investments (amortized cost of $12,585 and $4,046, respectively)	12,874	4,013
Total investments at fair value (amortized cost of $2,852,914 and $2,010,490, respectively)	2,855,052	1,996,869
Cash	48,559	28,061
Interest receivable	31,069	18,541
Due from Adviser	—	44
Prepaid expenses and other assets	198	55
Total Assets	$2,934,878	$2,043,570
Liabilities
Debt (net of unamortized debt issuance costs of $11,622 and $11,314, respectively)	$1,237,019	$1,017,914
Distribution payable	11,600	7,303
Tender offer payable	39,726	22,059
Management fee payable	1,556	965
Incentive fee payable	1,920	2,581
Payable for investments purchased	6,016	—
Due to Adviser	696	—
Accrued expenses and other liabilities	7,716	3,251
Total Liabilities	1,306,249	1,054,073
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 34,512,017 and 10,780,315 issued and outstanding, respectively	345	108
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 2,074,376 and 107,019 issued and outstanding, respectively	21	1
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 121,913,655 and 87,818,350 shares issued and outstanding, respectively	1,219	878
Additional paid-in-capital	1,590,730	983,666
Accumulated undistributed (overdistributed) earnings	36,314	4,844
Total Net Assets	1,628,629	989,497
Total Liabilities and Net Assets	$2,934,878	$2,043,570
Net Asset Value Per Class S Share	$10.28	$10.02
Net Asset Value Per Class D Share	$10.28	$10.02
Net Asset Value Per Class I Share	$10.28	$10.02
____________________________________________________________________________________________________________

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022(1)	2023	2022(1)
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$66,714	$28,128	$168,614	$35,398
PIK interest income	5,111	2,122	13,021	3,337
PIK dividend income	3,520	2,874	14,888	3,926
Dividend income	2,516	—	5,447	—
Other income	1,110	2,572	2,351	3,211
Total investment income from non-controlled, non-affiliated investments	78,971	35,696	204,321	45,872
Investment income from non-controlled, affiliated investments:
Dividend income	23	—	138	—
Total investment income from non-controlled, affiliated investments	23	—	138	—
Total Investment Income	78,994	35,696	204,459	45,872
Operating Expenses
Offering costs	31	—	34	—
Interest expense	23,320	11,628	63,785	14,981
Management fees	4,364	1,964	11,285	2,242
Capital gains incentive fees	329	—	329	—
Performance based incentive fees	6,061	3,000	15,569	3,853
Professional fees	827	—	1,433	—
Directors' fees	196	—	326	—
Shareholder servicing fees	682	67	1,481	68
Other general and administrative	1,091	—	1,569	—
Total Operating Expenses	36,901	16,659	95,811	21,144
Management fees waived (Note 3)	—	(1,964)	—	(2,242)
Performance based incentive fees waived (Note 3)	—	(3,000)	—	(3,853)
Expense support (Note 3)	—	—	—	(174)
Recoupment of expense support (Note 3)	—	174	—	174
Net Operating Expenses	36,901	11,869	95,811	15,049
Net Investment Income (Loss) Before Taxes	42,093	23,827	108,648	30,823
Income tax expense (benefit), including excise tax expense (benefit)	175	225	205	225
Net Investment Income (Loss) After Taxes	$41,918	$23,602	$108,443	$30,598

Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$10,355	$(1,881)	$15,228	$(13,280)
Translation of assets and liabilities in foreign currencies	65	(1,139)	73	(1,343)
Total Net Change in Unrealized Gain (Loss)	10,420	(3,020)	15,301	(14,623)
Net realized gain (loss):
Non-controlled, non-affiliated investments	581	—	579	17
Foreign currency transactions	(56)	420	(132)	(123)
Total Net Realized Gain (Loss)	525	420	447	(106)
Total Net Realized and Change in Unrealized Gain (Loss)	10,945	(2,600)	15,748	(14,729)
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$52,863	$21,002	$124,191	$15,869

Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$10,228	$372	$20,249	$365
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock(2)	$651	N/A	$971	N/A
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$41,984	$20,630	$102,971	$15,504

Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.34	$0.12	$0.90	$0.19
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	30,511,662	3,136,140	22,510,211	1,913,052
Earnings Per Share - Basic and Diluted of Class D Common Stock(2)	$0.35	N/A	$0.95	N/A
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted(2)	1,853,209	N/A	1,026,228	N/A
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.35	$0.29	$0.98	$0.24
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	118,352,286	70,708,521	105,538,966	64,997,423
(1) The company was initially capitalized on September 30, 2021 and commenced operations on May 2, 2022.
(2) There were no class D shares of common stock outstanding as of September 30, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Non-controlled/non-affiliated portfolio company investments
Debt Investments(6)
Aerospace & Defense
Bleriot US Bidco Inc.(8)(14)	First lien senior secured loan	S +	4.00%	10/2028	$6,833	$6,800	$6,833	0.4%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)(14)	First lien senior secured loan	S +	4.00%	4/2026	2,095	2,074	2,089	0.1%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)(14)	First lien senior secured loan	S +	4.00%	8/2028	898	889	895	0.1%
ManTech International Corporation(8)	First lien senior secured loan	S +	5.75%	9/2029	43,565	42,789	43,238	2.7%
ManTech International Corporation(7)(16)(18)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	3,693	3,568	3,665	0.2%
ManTech International Corporation(16)(17)	First lien senior secured revolving loan	S +	5.75%	9/2028	—	(92)	(42)	—%
Peraton Corp.(7)(14)	First lien senior secured loan	S +	3.75%	2/2028	3,069	3,054	3,060	0.2%
						59,082	59,738	3.7%
Application Software
Anaplan, Inc.(7)	First lien senior secured loan	S +	6.50%	6/2029	90,055	89,274	90,058	5.5%
Anaplan, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.50%	6/2028	—	(51)	—	—%
Armstrong Bidco Limited(11)(21)	First lien senior secured loan	SA +	5.00%	6/2029	£26,570	31,986	32,187	2.0%
Armstrong Bidco Limited(11)(21)	First lien senior secured delayed draw term loan	SA +	5.00%	6/2029	£13,863	16,680	16,794	1.0%
Avalara, Inc.(8)	First lien senior secured loan	S +	7.25%	10/2028	22,727	22,426	22,614	1.4%
Avalara, Inc.(16)(17)	First lien senior secured revolving loan	S +	7.25%	10/2028	—	(29)	(11)	—%
CDK Global, Inc.(8)(14)	First lien senior secured loan	S +	4.25%	7/2029	39,700	38,673	39,678	2.4%
Community Brands ParentCo, LLC(8)	First lien senior secured loan	S +	5.50%	2/2028	6,279	6,181	6,217	0.4%
Community Brands ParentCo, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.50%	2/2024	—	(6)	—	—%
Community Brands ParentCo, LLC(16)(17)	First lien senior secured revolving loan	S +	5.50%	2/2028	—	(6)	(4)	—%
Coupa Holdings, LLC(7)	First lien senior secured loan	S +	7.50%	2/2030	785	767	770	—%
Coupa Holdings, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	7.50%	8/2024	—	(1)	(1)	—%
Coupa Holdings, LLC(16)(17)	First lien senior secured revolving loan	S +	7.50%	2/2029	—	(1)	(1)	—%
Fullsteam Operations, LLC(8)(18)	First lien senior secured delayed draw term loan	S +	7.50% (3.00%PIK)	5/2024	53,312	52,334	53,846	3.3%

Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Grayshift, LLC(7)(21)	First lien senior secured loan	S +	8.00%	7/2028	53,517	53,072	52,580	3.2%
Grayshift, LLC(7)(21)	First lien senior secured loan	S +	8.00%	7/2028	22,174	21,848	21,786	1.3%
Grayshift, LLC(16)(17)(21)	First lien senior secured revolving loan	S +	8.00%	7/2028	—	(46)	(102)	—%
Motus Group, LLC(7)	Second lien senior secured loan	S +	6.50%	12/2029	16,557	16,419	16,350	1.0%
Perforce Software, Inc.(7)	First lien senior secured loan	S +	4.50%	7/2026	14,813	14,554	14,553	0.9%
Quartz Acquireco, LLC (dba Qualtrics)(7)	First lien senior secured loan	S +	3.50%	6/2030	5,000	4,953	4,963	0.3%
Zendesk, Inc.(8)	First lien senior secured loan	S +	6.50% (3.50% PIK)	11/2028	59,564	58,525	58,670	3.6%
Zendesk, Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.50%	11/2024	—	(466)	(73)	—%
Zendesk, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.50%	11/2028	—	(103)	(90)	—%
						426,983	430,784	26.5%
Banks
Finastra USA, Inc.(9)(21)	First lien senior secured loan	S +	7.25%	9/2029	60,413	59,814	59,809	3.7%
Finastra USA, Inc.(7)(16)(21)	First lien senior secured revolving loan	S +	7.25%	9/2029	1,327	1,264	1,264	0.1%
						61,078	61,073	3.7%
Beverages
Innovation Ventures HoldCo, LLC(7)	First lien senior secured loan	S +	6.25%	3/2027	50,000	49,315	49,375	3.0%
Building Products
EET Buyer, Inc. (dba e-Emphasys)(8)	First lien senior secured loan	S +	6.50%	11/2027	5,157	5,085	5,157	0.3%
EET Buyer, Inc. (dba e-Emphasys)(9)(16)	First lien senior secured revolving loan	S +	6.50%	11/2027	86	80	86	—%
SRS Distribution, Inc.(7)(14)	First lien senior secured loan	S +	3.50%	6/2028	4,987	4,939	4,931	0.3%
						10,104	10,174	0.6%
Buildings & Real Estate
Associations, Inc.(8)	First lien senior secured loan	S +	6.50% (2.50% PIK)	7/2027	20,905	20,699	20,748	1.3%
Commercial Services & Supplies
Access CIG, LLC(7)(14)	First lien senior secured loan	S +	5.00%	8/2028	10,000	9,754	9,853	0.6%
Charter NEX US, Inc.(7)(14)	First lien senior secured loan	S +	3.75%	12/2027	10,000	9,960	9,900	0.6%
Denali BuyerCo, LLC (dba Summit Companies)(8)	First lien senior secured loan	S +	5.50%	9/2028	41,926	41,130	41,821	2.6%
SimpliSafe Holding Corporation(7)	First lien senior secured loan	S +	6.25%	5/2028	60,957	59,996	60,500	3.7%

Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
SimpliSafe Holding Corporation(7)(16)(18)	First lien senior secured delayed draw term loan	S +	6.25%	5/2024	2,052	1,973	2,037	0.1%
						122,813	124,111	7.6%
Construction & Engineering
Dodge Construction Network LLC(8)	First lien senior secured loan	S +	4.75%	2/2029	12,344	12,190	10,060	0.6%
Engineered Machinery Holdings, Inc. (dba Duravant)(8)(14)	First lien senior secured loan	S +	3.50%	5/2028	5,985	5,928	5,948	0.4%
						18,118	16,008	1.0%
Containers & Packaging
Five Star Lower Holding LLC(8)	First lien senior secured loan	S +	4.25%	5/2029	21,656	21,385	20,790	1.3%
Tricorbraun Holdings, Inc.(7)(14)	First lien senior secured loan	S +	3.25%	3/2028	4,987	4,933	4,887	0.3%
						26,318	25,677	1.6%
Diversified Consumer Services
Learning Care Group (US) No. 2 Inc.(8)(14)	First lien senior secured loan	S +	4.75%	8/2028	7,500	7,390	7,487	0.5%
Litera Bidco LLC(7)	First lien senior secured loan	S +	6.00%	5/2026	20,311	20,142	20,311	1.2%
Sophia, L.P.(7)	First lien senior secured loan	S +	4.25%	10/2027	9,875	9,799	9,850	0.6%
						37,331	37,648	2.3%
Diversified Financial Services
Blackhawk Network Holdings, Inc.(8)(14)	First lien senior secured loan	S +	2.75%	6/2025	3,953	3,935	3,937	0.2%
BTRS Holdings Inc. (dba Billtrust)(8)	First lien senior secured loan	S +	8.00%	12/2028	2,309	2,246	2,274	0.1%
BTRS Holdings Inc. (dba Billtrust)(8)(16)(18)	First lien senior secured delayed draw term loan	S +	8.00%	12/2024	72	72	69	—%
BTRS Holdings Inc. (dba Billtrust)(16)(17)	First lien senior secured revolving loan	S +	7.25%	12/2028	—	(6)	(4)	—%
Computer Services, Inc. (dba CSI)(8)	First lien senior secured loan	S +	6.75%	11/2029	19,900	19,537	19,801	1.2%
Deerfield Dakota Holdings(8)(14)	First lien senior secured loan	S +	3.75%	4/2027	5,198	5,067	5,062	0.3%
Helios Software Holdings, Inc. (dba ION Corporates)(8)(14)(21)	First lien senior secured loan	S +	4.25%	7/2030	5,611	5,428	5,579	0.3%
Ministry Brands Holdings, LLC(7)	First lien senior secured loan	S +	5.50%	12/2028	17,391	17,111	17,086	1.0%
Ministry Brands Holdings, LLC(7)(16)(18)	First lien senior secured delayed draw term loan	S +	5.50%	12/2023	902	852	851	0.1%
Ministry Brands Holdings, LLC(7)(16)	First lien senior secured revolving loan	S +	5.50%	12/2027	763	739	733	—%
Smarsh Inc.(9)	First lien senior secured loan	S +	6.50%	2/2029	26,667	26,447	26,600	1.6%
Smarsh Inc.(9)(16)(18)	First lien senior secured delayed draw term loan	S +	6.50%	2/2024	3,333	3,279	3,325	0.2%

Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Smarsh Inc.(16)(17)	First lien senior secured revolving loan	S +	6.50%	2/2029	—	(2)	(1)	—%
						84,705	85,312	5.2%
Electrical Equipment
BCPE Watson (DE) ORML, LP(9)(21)	First lien senior secured loan	S +	6.50%	7/2028	100,000	99,163	99,500	6.1%
Energy Equipment & Services
USIC Holdings, Inc.(7)(14)	First lien senior secured loan	S +	3.50%	5/2028	4,987	4,843	4,900	0.3%
Food & Staples Retailing
CFS Brands, LLC(10)	First lien senior secured loan	P +	2.00%	3/2025	8,792	8,630	8,792	0.5%
Circana Group, L.P. (fka The NPD Group, L.P.)(7)	First lien senior secured loan	S +	6.25% (2.75% PIK)	12/2028	144,311	141,809	142,867	8.8%
Circana Group, L.P. (fka The NPD Group, L.P.)(7)(16)	First lien senior secured revolving loan	S +	5.75%	12/2027	1,631	1,490	1,540	0.1%
						151,929	153,199	9.4%
Health Care Technology
Athenahealth Group Inc.(7)(14)	First lien senior secured loan	S +	3.25%	2/2029	20,777	19,837	20,356	1.2%
Color Intermediate, LLC (dba ClaimsXten)(8)	First lien senior secured loan	S +	5.50%	10/2029	39,327	38,622	38,934	2.4%
GI Ranger Intermediate, LLC (dba Rectangle Health)(8)(16)(18)	First lien senior secured delayed draw term loan	S +	5.75%	10/2023	2,376	2,280	2,302	0.1%
GHX Ultimate Parent Corporation (dba Global Healthcare Exchange)(8)(14)	First lien senior secured loan	S +	4.75%	6/2027	12,469	12,182	12,454	0.8%
Hyland Software, Inc.(7)	First lien senior secured loan	S +	6.00%	9/2030	40,490	39,884	39,882	2.4%
Hyland Software, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.00%	9/2029	—	(29)	(29)	—%
Iconic IMO Merger Sub, Inc.(8)	First lien senior secured loan	S +	6.00%	5/2029	20,638	20,287	20,534	1.3%
Iconic IMO Merger Sub, Inc.(9)(16)(18)	First lien senior secured delayed draw term loan	S +	6.00%	5/2024	1,333	1,281	1,327	0.1%
Iconic IMO Merger Sub, Inc.(9)(16)	First lien senior secured revolving loan	S +	6.00%	5/2028	397	359	385	—%
Imprivata, Inc.(7)(14)	First lien senior secured loan	S +	4.25%	12/2027	20,774	20,532	20,749	1.3%
Imprivata, Inc.(7)	Second lien senior secured loan	S +	6.25%	12/2028	17,648	17,472	17,648	1.1%
Inovalon Holdings, Inc.(8)	First lien senior secured loan	S +	6.25% (2.75%PIK)	11/2028	13,262	13,014	13,063	0.8%
Inovalon Holdings, Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.75%	5/2024	—	(12)	(3)	—%
Inovalon Holdings, Inc.(8)	Second lien senior secured loan	S +	10.50% PIK	11/2033	44,657	44,119	44,210	2.7%

Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Interoperability Bidco, Inc. (dba Lyniate)(8)	First lien senior secured loan	S +	7.00%	12/2026	28,265	28,135	27,983	1.7%
Interoperability Bidco, Inc. (dba Lyniate)(8)(16)	First lien senior secured revolving loan	S +	7.00%	12/2024	391	388	378	0.1%
Neptune Holdings, Inc. (dba NexTech)(9)	First lien senior secured loan	S +	6.00%	8/2030	30,882	30,117	30,110	1.8%
Neptune Holdings, Inc. (dba NexTech)(16)(17)	First lien senior secured revolving loan	S +	6.00%	8/2029	—	(102)	(103)	—%
						288,366	290,180	17.8%
Health Care Equipment & Supplies
Medline Borrower, LP(7)(14)	First lien senior secured loan	S +	3.25%	10/2028	15,282	15,055	15,231	0.9%
PerkinElmer U.S. LLC(8)	First lien senior secured loan	S +	6.75%	3/2029	11,389	11,176	11,246	0.7%
						26,231	26,477	1.6%
Health Care Providers & Services
Covetrus, Inc.(8)	Second lien senior secured loan	S +	9.25%	10/2030	25,000	24,526	24,875	1.5%
Engage Debtco Limited(8)(21)	First lien senior secured loan	S +	5.90% (2.40% PIK)	7/2029	12,500	12,232	12,281	0.8%
OneOncology LLC(8)	First lien senior secured loan	S +	6.25%	6/2030	14,286	14,078	14,143	0.9%
OneOncology LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.25%	12/2024	—	(32)	—	—%
OneOncology LLC(16)(17)	First lien senior secured revolving loan	S +	6.25%	6/2029	—	(41)	(29)	—%
Plasma Buyer LLC (dba PathGroup)(8)	First lien senior secured loan	S +	5.75%	5/2029	16,846	16,560	16,509	1.0%
Plasma Buyer LLC (dba PathGroup)(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.75%	5/2024	—	(35)	(44)	—%
Plasma Buyer LLC (dba PathGroup)(8)(16)	First lien senior secured revolving loan	S +	5.75%	5/2028	378	349	340	—%
TC Holdings, LLC (dba TrialCard)(9)	First lien senior secured loan	S +	5.00%	4/2027	8,817	8,751	8,817	0.5%
TC Holdings, LLC (dba TrialCard)(16)(17)	First lien senior secured revolving loan	S +	5.00%	4/2027	—	(8)	—	—%
						76,380	76,892	4.7%
Insurance
Acrisure, LLC(8)(14)	First lien senior secured loan	S +	5.75%	2/2027	10,945	10,920	10,972	0.7%
Asurion, LLC(7)(14)	First lien senior secured loan	S +	3.25%	12/2026	15,421	14,651	15,074	0.9%
Asurion, LLC(7)(14)	Second lien senior secured loan	S +	5.25%	1/2029	29,332	27,578	25,943	1.6%
AmeriLife Holdings LLC(7)	First lien senior secured loan	S +	5.75%	8/2029	18,045	17,726	17,955	1.1%
AmeriLife Holdings LLC(9)(16)(18)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	3,008	2,943	2,993	0.2%
AmeriLife Holdings LLC(9)(16)	First lien senior secured revolving loan	S +	5.75%	8/2028	379	342	367	—%

Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(8)	First lien senior secured loan	S +	7.50%	3/2029	909	888	895	0.1%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(16)(17)	First lien senior secured revolving loan	S +	7.50%	3/2029	—	(2)	(1)	—%
Hub International Limited(8)(14)	First lien senior secured loan	S +	4.25%	6/2030	10,000	9,903	10,017	0.6%
Hyperion Refinance S.a.r.l (dba Howden Group)(7)(21)	First lien senior secured loan	S +	5.25%	11/2027	25,000	24,564	25,000	1.5%
Integrated Specialty Coverages, LLC(7)	First lien senior secured loan	S +	6.00%	7/2030	55,101	54,288	54,247	3.3%
Integrated Specialty Coverages, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.00%	1/2024	—	(77)	(38)	—%
Integrated Specialty Coverages, LLC(16)(17)	First lien senior secured revolving loan	S +	6.00%	7/2029	—	(86)	(92)	—%
Integrity Marketing Acquisition, LLC(8)	First lien senior secured loan	S +	5.82%	8/2026	13,246	13,210	13,246	0.8%
Integrity Marketing Acquisition, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.00%	8/2025	—	(24)	—	—%
Integrity Marketing Acquisition, LLC(16)(17)	First lien senior secured revolving loan	S +	6.50%	8/2026	—	(5)	—	—%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(7)	First lien senior secured delayed draw term loan	S +	6.00%	11/2028	24,638	24,350	24,022	1.5%
						201,169	200,600	12.3%
IT Services
BCPE Nucleon (DE) SPV, LP(9)(21)	First lien senior secured loan	S +	7.00%	9/2026	22,679	22,513	22,679	1.4%
Kaseya Inc.(8)	First lien senior secured loan	S +	6.25% (2.50% PIK)	6/2029	67,044	65,890	66,876	4.1%
Kaseya Inc.(8)(16)(18)	First lien senior secured delayed draw term loan	S +	6.25% (2.50% PIK)	6/2024	248	212	247	—%
Kaseya Inc.(8)(16)	First lien senior secured revolving loan	S +	6.25% (2.50% PIK)	6/2029	1,019	953	1,009	0.1%
Renaissance Learning, Inc.(7)(14)	First lien senior secured loan	S +	4.75%	4/2030	916	914	908	0.1%
Saphilux S.a.r.L (dba IQ EQ)(8)(21)	First lien senior secured loan	S +	4.75%	7/2028	22,500	22,173	22,163	1.4%
Severin Acquisition, LLC (dba PowerSchool)(8)(14)	First lien senior secured loan	S +	3.00%	8/2025	16,955	16,879	16,925	1.0%
The Dun & Bradstreet Corporation(7)(14)	First lien senior secured loan	S +	2.75%	2/2026	12,966	12,966	12,937	0.8%
						142,500	143,744	8.8%
Life Sciences Tools & Services
Bamboo US BidCo LLC(7)	First lien senior secured loan	S +	6.00%	9/2030	19,692	19,102	19,102	1.2%
Bamboo US BidCo LLC(12)	First lien senior secured loan	E +	6.00%	9/2030	€12,252	12,583	12,583	0.8%
Bamboo US BidCo LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.00%	3/2025	—	(46)	(46)	—%

Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Bamboo US BidCo LLC(16)(17)	First lien senior secured revolving loan	S +	6.00%	10/2029	—	(123)	(123)	—%
Bracket Intermediate Holding Corp.(8)(14)	First lien senior secured loan	S +	5.00%	5/2028	19,950	19,390	19,904	1.2%
Phoenix Newco, Inc. (dba Parexel)(7)	Second lien senior secured loan	S +	6.50%	11/2029	5,000	4,913	4,963	0.3%
						55,819	56,383	3.5%
Professional Services
AQ Carver Buyer, Inc. (dba CoAdvantage)(9)	First lien senior secured loan	S +	5.50%	8/2029	10,000	9,804	9,825	0.6%
Certinia, Inc.(9)	First lien senior secured loan	S +	7.25%	8/2029	44,118	43,251	43,235	2.7%
Certinia, Inc.(16)(17)	First lien senior secured revolving loan	S +	7.25%	8/2029	—	(115)	(118)	—%
EP Purchaser, LLC (dba Entertainment Partners)(8)	First lien senior secured loan	S +	4.50%	11/2028	4,975	4,786	4,788	0.3%
Omnia Partners, LLC(8)(14)	First lien senior secured loan	S +	4.25%	7/2030	1,828	1,810	1,829	0.1%
Omnia Partners, LLC(14)(16)(17)(18)	First lien senior secured delayed draw term loan	S +	4.25%	1/2024	—	(2)	—	—%
Proofpoint, Inc.(7)(14)	First lien senior secured loan	S +	3.25%	8/2028	4,987	4,939	4,941	0.3%
Proofpoint, Inc.(7)(14)	Second lien senior secured loan	S +	6.25%	8/2029	7,572	7,572	7,579	0.5%
Sensor Technology Topco, Inc. (dba Humanetics)(8)	First lien senior secured loan	S +	7.00% (2.00% PIK)	5/2026	23,427	23,271	23,368	1.4%
Sensor Technology Topco, Inc. (dba Humanetics)(13)	First lien senior secured loan	E +	7.00% (2.25% PIK)	5/2026	€4,220	4,554	4,457	0.3%
Sensor Technology Topco, Inc. (dba Humanetics)(7)(16)	First lien senior secured revolving loan	S +	6.50%	5/2026	837	823	832	0.1%
Sovos Compliance, LLC(7)(14)	First lien senior secured loan	S +	4.50%	8/2028	23,667	22,933	23,258	1.4%
						123,626	123,994	7.6%
Pharmaceuticals
Pacific BidCo Inc.(8)(21)	First lien senior secured loan	S +	5.75% (3.11% PIK)	8/2029	8,664	8,476	8,556	0.5%
Pacific BidCo Inc.(16)(17)(18)(21)	First lien senior secured delayed draw term loan	S +	5.75%	8/2025	—	(10)	—	—%
						8,466	8,556	0.5%
Real Estate Management & Development
Entrata, Inc.(7)	First lien senior secured loan	S +	6.00%	7/2030	34,487	33,981	33,970	2.1%
Entrata, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.00%	7/2028	—	(56)	(59)	—%
RealPage, Inc.(7)(14)	First lien senior secured loan	S +	3.00%	4/2028	15,414	15,063	15,221	0.9%
RealPage, Inc.(7)(14)	Second lien senior secured loan	S +	6.50%	4/2029	25,000	24,706	25,033	1.5%
						73,694	74,165	4.6%

Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Systems Software
Activate Holdings (US) Corp. (dba Absolute Software)(8)(21)	First lien senior secured loan	S +	6.75%	7/2030	39,739	38,662	38,647	2.4%
Activate Holdings (US) Corp. (dba Absolute Software)(16)(17)(21)	First lien senior secured revolving loan	S +	6.75%	7/2030	—	(81)	(83)	—%
Appfire Technologies, LLC(8)	First lien senior secured loan	S +	5.50%	3/2027	7,040	7,002	7,004	0.4%
Appfire Technologies, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.50%	6/2024	—	(109)	—	—%
Appfire Technologies, LLC(16)(17)	First lien senior secured revolving loan	S +	5.50%	3/2027	—	(18)	(8)	—%
Barracuda Networks, Inc.(8)(14)	First lien senior secured loan	S +	4.50%	8/2029	60,085	58,462	59,418	3.6%
Barracuda Networks, Inc.(8)	Second lien senior secured loan	S +	7.00%	8/2030	55,875	54,350	52,243	3.2%
Delta TopCo, Inc. (dba Infoblox, Inc.)(9)(14)	First lien senior secured loan	S +	3.75%	12/2027	25,295	24,164	25,014	1.5%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(8)(14)	First lien senior secured loan	S +	4.00%	11/2026	14,770	14,106	14,121	0.9%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(9)	Second lien senior secured loan	S +	6.75%	11/2027	20,000	19,804	17,950	1.1%
Oranje Holdco, Inc. (dba KnowBe4)(8)	First lien senior secured loan	S +	7.75%	2/2029	4,273	4,214	4,230	0.3%
Oranje Holdco, Inc. (dba KnowBe4)(16)(17)	First lien senior secured revolving loan	S +	7.75%	2/2029	—	(7)	(5)	—%
Ping Identity Holding Corp.(7)	First lien senior secured loan	S +	7.00%	10/2029	21,818	21,522	21,709	1.3%
Ping Identity Holding Corp.(16)(17)	First lien senior secured revolving loan	S +	7.00%	10/2028	—	(28)	(11)	(0.1)%
Rubrik, Inc.(8)(18)	First lien senior secured loan	S +	7.00%	6/2028	46,771	45,863	46,303	2.8%
Rubrik, Inc.(8)(16)(18)	First lien senior secured delayed draw term loan	S +	7.00%	6/2028	660	596	595	—%
SailPoint Technologies Holdings, Inc.(7)	First lien senior secured loan	S +	6.25%	8/2029	114,100	111,971	113,244	7.0%
SailPoint Technologies Holdings, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.25%	8/2028	—	(177)	(82)	(0.1)%
Securonix, Inc.(8)	First lien senior secured loan	S +	6.50%	4/2028	19,774	19,614	18,736	1.2%
Securonix, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.50%	4/2028	—	(27)	(187)	—%
Talon MidCo 2 Limited (dba Tufin)(8)(21)	First lien senior secured loan	S +	7.69%	8/2028	28,223	27,750	27,729	1.7%
Talon MidCo 2 Limited (dba Tufin)(16)(18)(21)	First lien senior secured delayed draw term loan	S +	7.69%	8/2024	—	—	(6)	—%
Talon MidCo 2 Limited (dba Tufin)(16)(17)(21)	First lien senior secured revolving loan	S +	7.00%	8/2028	—	(22)	(24)	—%
						447,611	446,537	27.4%
Total non-controlled/non-affiliated portfolio company debt investments						$2,616,343	$2,625,775	161.2%

Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Equity Investments
Application Software
Project Alpine Co-Invest Fund, L.P.(19)(21)(23)	L.P. Interest	N/A	N/A	N/A	7	6,670	7,316	0.4%
Zoro TopCo, Inc.(15)(23)	Series A Preferred Equity	N/A	12.50% PIK	N/A	8,057	8,409	8,505	0.5%
Zoro TopCo, L.P.(19)(23)	Class A Common Units	N/A	N/A	N/A	671,414	6,714	7,045	0.4%
						21,793	22,866	1.4%
Health Care Technology
Minerva Holdco, Inc.(15)(23)	Senior A Preferred Stock	N/A	10.75% PIK	N/A	45	45,699	43,816	2.7%
Orange Blossom Parent, Inc.(19)(23)	Common Units	N/A	N/A	N/A	16,667	1,667	1,710	0.1%
						47,366	45,526	2.8%
Insurance
Accelerate Topco Holdings, LLC(19)(23)	Common Units	N/A	N/A	N/A	12,822	354	404	—%
Hub International(19)(23)	Class A Common Units	N/A	N/A	N/A	3,731	7,500	7,500	0.5%
						7,854	7,904	0.5%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(15)(23)	Perpetual Preferred Stock	N/A	11.75% PIK	N/A	50,000	55,076	56,028	3.4%
Systems Software
Elliott Alto Co-Investor Aggregator L.P.(19)(21)(23)	L.P. Interest	N/A	N/A	N/A	7,836	7,882	7,424	0.5%
Picard Holdco, Inc.(8)(23)	Senior A Preferred Stock	S +	12.00%	N/A	57,364	55,958	50,623	3.1%
Halo Parent Newco, LLC(15)(23)	Class H PIK Preferred Equity	N/A	11.00% PIK	N/A	10,914	11,338	9,723	0.6%
Project Hotel California Co-Invest Fund, L.P.(19)(21)(23)	L.P. Interest	N/A	N/A	N/A	6,711,769	6,717	7,011	0.4%
Securiti, Inc.(19)(23)	Series C Preferred Shares	N/A	N/A	N/A	1,262,785	10,002	9,298	0.6%
						91,897	84,079	5.2%
Total non-controlled/non-affiliated portfolio company equity investments						$223,986	$216,403	13.3%
Total non-controlled/non-affiliated portfolio company investments						$2,840,329	$2,842,178	174.5%
Non-controlled/affiliated portfolio company equity investments
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(21)(22)(23)	Preferred Equity	N/A	N/A	N/A	13,789,488	12,585	12,874	0.8%
Total non-controlled/affiliated portfolio company equity investments						$12,585	$12,874	0.8%
Total Investments						$2,852,914	$2,855,052	175.3%
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

Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)
(4)As of September 30, 2023, the net estimated unrealized gain for U.S. federal income tax purposes was $25.9 million based on a tax cost basis of $2.8 billion. As of September 30, 2023, there was no estimated aggregatete gross unrealized loss for U.S federal income tax purposes and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $25.9 million.
(5)Totals presented may differ than actuals due to rounding.
(6)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S") (which can include one-, three-, or six- SOFR), an Sterling Overnight Interbank Average Rate ("SONIA" or "SA"), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, two-, three- or six-month EURIBOR), or an alternate base rate (which can include the Prime Rate ("PRIME" or "P") at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(7)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2023 was 5.32%.
(8)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2023 was 5.40%.
(9)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2023 was 5.47%.
(10)The interest rate on these loans is subject to PRIME, which as of September 30, 2023 was 8.50%.
(11)The interest rate on these loans is subject to SONIA, which as of September 30, 2023 was 5.19%.
(12)The interest rate on these loans is subject to 1 month EURIBOR, which as of September 30, 2023 was 3.85%.
(13)The interest rate on these loans is subject to 3 month EURIBOR, which as of September 30, 2023 was 3.95%.
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
(21)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2023, non-qualifying assets represented 16.3% of total assets as calculated in accordance with the regulatory requirements.
(22)Under the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is deemed to be an "Affiliated Person" of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement. Transactions during the nine months ended September 30, 2023 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2022	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Fair Value at September 30, 2023	Interest Income	Dividend Income	Other Income
Non-controlled Affiliates
LSI Financing 1 DAC	$4,013	$9,776	$(1,236)	$321	$12,874	$—	$138	$—
Total Non-controlled Affiliates	$4,013	$9,776	$(1,236)	$321	$12,874	$—	$138	$—
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
(23)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2023, the aggregate fair value of these securities is $229.3 million or 14.1% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Project Hotel California Co-Invest Fund, L.P.	L.P. Interest	August 09, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	May 4, 2022
Elliott Alto Co-Investor Aggregator L.P.	L.P. Interest	September 28, 2022
Knockout Intermediate Holdings I, Inc. (dba Kaseya)	Perpetual Preferred Stock	June 23, 2022
Minerva Holdco, Inc.	Senior A Preferred Stock	May 2, 2022
Picard Holdco, Inc.	Senior A Preferred Stock	September 30, 2022
Project Alpine Co-Invest Fund, L.P.	L.P. Interest	June 10, 2022
Securiti, Inc.	Series C Preferred Shares	July 28.2022
Accelerate Topco Holdings, LLC	Common Units	September 01, 2022
Orange Blossom Parent, Inc.	Common Units	July 29, 2022
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
LSI Financing 1 DAC*	Preferred Equity	December 14, 2022
Hub International	Class A Common Units	September 14, 2023
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

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Total non-controlled/non-affiliated portfolio company debt investments						$1,795,003	$1,785,264	87.4%
Equity Investments
Application Software
Project Alpine Co-Invest, Fund, L.P.(18)(20)(22)	L.P. Interest	N/A	N/A	N/A	6,666,667	6,670	6,667	0.3%
Zoro TopCo, Inc. (dba Zendesk)(14)(22)	Series A Preferred Equity	N/A	12.50% PIK	N/A	8,057	7,775	7,775	0.4%
Zoro TopCo, L.P. (dba Zendesk)(18)(22)	Class A Common Units	N/A	N/A	N/A	671,414	6,714	6,714	0.3%
						21,159	21,156	1.0%
Health Care Technology
Minerva Holdco, Inc.(14)(22)	Senior A Preferred Stock	N/A	10.75% PIK	N/A	42,758	42,039	38,483	1.9%
Orange Blossom Parent, Inc.(18)(22)	Common Units	N/A	N/A	N/A	16,667	1,667	1,667	0.1%
						43,706	40,150	2.0%
Insurance
Accelerate Topco Holdings, LLC(18)(22)	Common Units	N/A	N/A	N/A	12,320	340	340	—%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya)(14)(22)	Perpetual Preferred Stock	N/A	11.75% PIK	N/A	50,000	48,812	49,375	2.4%
Systems Software
Elliott Alto Co-Investor Aggregator L.P.(18)(20)(22)	L.P. Interest	N/A	N/A	N/A	7,836	7,859	7,835	0.4%
Picard Holdco, Inc.(10)(22)	Senior A Preferred Stock	S +	12.00% (12.00%PIK)	N/A	64,242	62,419	62,316	3.0%
Halo Parent Newco, LLC(14)(22)	Class H PIK Preferred Equity	N/A	11.00% PIK	N/A	10,610	10,427	9,708	0.5%
Project Hotel California Co-Invest Fund, L.P(18)(20)(22)	L.P. Interest	N/A	N/A	N/A	6,711,769	6,717	6,712	0.3%
Securiti, Inc.(18)(22)	Series C Preferred Shares	N/A	N/A	N/A	1,262,785	10,002	10,000	0.5%
						97,424	96,571	4.7%
Total non-controlled/non-affiliated portfolio company equity investments						$211,441	$207,592	10.2%
Total non-controlled/non-affiliated portfolio company investments						$2,006,444	$1,992,856	97.5%
Non-controlled/affiliated portfolio company equity investments
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(18)(20)(21)(22)	Preferred Equity	N/A	N/A	N/A	4,013,497	4,046	4,013	0.2%
Total non-controlled/affiliated portfolio company equity investments						$4,046	$4,013	0.2%
Total Investments						$2,010,490	$1,996,869	97.7%
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

Blue Owl Technology Income Corp.
Consolidated Statement of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022(1)(2)	2023	2022(1)(2)
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$41,918	$23,602	$108,443	$30,598
Net change in unrealized gain (loss)	10,420	(3,020)	15,301	(14,623)
Net realized gain (loss)	525	420	447	(106)
Net Increase (Decrease) in Net Assets Resulting from Operations	52,863	21,002	124,191	15,869
Distributions
Class S	(6,210)	(575)	(14,724)	(579)
Class D	(408)	—	(692)	—
Class I	(26,373)	(13,979)	(77,305)	(19,863)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(32,991)	(14,554)	(92,721)	(20,442)
Capital Share Transactions
Class S:
Issuance of shares of common stock	92,915	51,377	236,838	52,127
Repurchase of common shares	(581)	—	(2,970)	—
Reinvestment of shareholders' distributions	3,200	103	7,148	103
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	95,534	51,480	241,016	52,230
Class D:
Issuance of shares of common stock	9,326	—	19,857	—
Repurchase of common shares	(52)	—	(102)	—
Reinvestment of shareholders' distributions	124	—	211	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	9,398	—	19,966	—
Class I:
Issuance of shares of common stock	192,178	172,113	410,121	761,854
Repurchase of common shares	(39,093)	(6,703)	(95,069)	(6,703)
Reinvestment of shareholders' distributions	10,587	5,103	31,628	6,090
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	163,672	170,513	346,680	761,241
Total Increase (Decrease) in Net Assets	288,476	228,441	639,132	808,898
Net Assets, at beginning of period	$1,340,153	$580,608	$989,497	$151
Net Assets, at end of period	$1,628,629	$809,049	$1,628,629	$809,049
(1)The Company was initially capitalized on September 30, 2021 and commenced operations on May 2, 2022.
(2)There were no class D shares of common stock outstanding as of September 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Statement of Cash Flows
(Amounts in thousands, except share amounts)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022(1)
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$124,191	$15,869
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(920,359)	(1,773,427)
Proceeds from investments and investment repayments, net	113,008	28,934
Net accretion/amortization of discount/premium on investments	(5,504)	(1,280)
Payment-in-kind interest	(7,063)	(2,654)
Payment-in-kind dividends	(21,927)	(2,328)
Net change in unrealized (gain) loss on investments	(15,228)	13,280
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(100)	1,343
Net realized (gain) loss on investments	(579)	(17)
Amortization of debt issuance costs	2,435	1,044
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(12,528)	(13,773)
(Increase) decrease in prepaid expenses and other assets	(143)	(209)
(Increase) decrease in due to Adviser	696	(23)
(Increase) decrease in due from Adviser	485	—
Increase (decrease) in payable for investments purchased	6,016	—
Increase (decrease) in management fee payable	591	—
Increase (decrease) in performance based incentive fee payable	(661)	—
Increase (decrease) in accrued expenses and other liabilities	4,465	2,211
Net cash provided by (used in) operating activities	(732,205)	(1,731,030)
Cash Flows from Financing Activities
Borrowings on debt	1,067,982	1,178,454
Payments on debt	(849,000)	(230,000)
Debt issuance costs	(2,743)	(12,757)
Proceeds from issuance of common shares	666,816	813,981
Cash distributions paid to shareholders	(49,878)	(8,490)
Repurchase of common shares	(80,474)	—
Net cash provided by (used in) financing activities	752,703	1,741,188
Net increase (decrease) in cash	20,498	10,158
Cash, beginning of period	$28,061	$86
Cash, end of period	$48,559	$10,244

Supplemental and Non-Cash Information
Interest paid during the period	$58,610	$12,042
Distributions declared during the period	$92,721	$20,442
Reinvestment of distributions during the period	$38,987	$6,193
Tender offer payable	$39,726	$6,703
Distribution payable	$11,600	$5,759
Taxes, including excise tax, paid during the period	$300	$—
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
Since meeting the minimum offering requirement and commencing its continuous public offering through September 30, 2023, the Company has issued 34,028,471 shares of Class S common stock, 2,063,645 shares of Class D common stock, and 15,424,282 shares of Class I common stock, exclusive of any tender offers, for gross proceeds of $345.2 million, $20.9 million, and $155.0 million, respectively, including $1,000 of seed capital contributed by its Initial Shareholder. The Company has issued 114,274,522 shares of its

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Class I common stock to feeder vehicles primarily created to hold the Company’s Class I shares in a Private Offering and raised gross proceeds of approximately $1,146.9 million. The offer and sale of these Class I shares was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or Regulation S thereunder (the "Private Offering").
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
Financial and Derivative Instruments
Pursuant to ASC 815 Derivatives and Hedging, all derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. Rule 18f-4 was adopted by the SEC in December 2020 and became effective in August 2022. Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. The Company does not currently use derivatives.
Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company adopted a derivatives policy by Rule 18f-4’s August 2022 compliance date, and complies with the recordkeeping requirements.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes accretion or amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three months ended September 30, 2023, PIK interest and PIK dividend income earned was $5.1 million and $3.5 million representing 6.5% and 4.5% of investment income, respectively. For the nine months ended September 30, 2023, PIK interest and PIK dividend income earned was $13.0 million and $14.9 million representing 6.4% and 7.3% of investment income, respectively. For the three months ended September 30, 2022 PIK interest and PIK dividend income earned was $2.1 million and $2.9 million representing 5.9% and 8.1% of investment income, respectively. For the nine months ended September 30, 2022 PIK interest and PIK dividend income earned was $3.3 million and $3.9 million representing 7.3% and 8.6% of investment income, respectively.
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
Note 3. Agreements and Related Party Transactions
As of September 30, 2023 and December 31, 2022, the Company had payables to affiliates of $4.2 million and $3.6 million, primarily comprised of $1.9 million and $2.6 million of accrued performance based incentive fees, respectively, $1.6 million and $1.0 million of management fees, respectively. The payable to affiliates also was comprised of $0.7 million of operating expenses as of September 30, 2023. There were no operating expenses included in payable to affiliates as of December 31, 2022.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

For the three and nine months ended September 30, 2023, management fees were $4.4 million and $11.3 million, respectively. For the three and nine months ended September 30, 2022, management fees were $2.0 million and $2.2 million, respectively, of which $2.0 million and $2.2 million were waived for each respective period.
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
For the three and nine months ended September 30, 2023, performance-based incentive fees were $6.1 million and $15.6 million, respectively. For the three and nine months ended September 30, 2022, performance-based incentive fees were $3.0 million and $3.9 million, of which, $3.0 million and $3.9 million were waived for each respective period.
For the three and nine months ended September 30, 2023 capital gains-based incentive fees were $0.3 million and $0.3 million, respectively. For the three and nine months ended September 30, 2022, there were no capital gains-based incentive fees.
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
For the three and nine months ended September 30, 2023 the Company accrued $0.03 million and $0.03 million, respectively, of organization and offering costs that are reimbursable to the Adviser. For the three and nine months ended September 30, 2022, the Company did not accrue any organization and offering expenses that are reimbursable to the Adviser.

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
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, and certain of its affiliates rely on an order for exemptive relief (as amended, the "Order") that has been granted to Blue Owl Credit Advisors LLC (f/k/a Owl Rock Capital Advisors LLC) ("OCA") to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching by the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing, and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Order permits the Company to participate in follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company.
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
LSI Financing is a portfolio company formed to acquire a contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made a $4.0 million investment in LSI Financing. The Company has made periodic increases to its investment in LSI Financing, including $9.8 million for the nine months ended September 30, 2023 . The Company's investment in LSI Financing is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in LSI Financing.
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
For the three and nine months ended September 30, 2023, the Company incurred servicing fees with respect to Class S shares of $0.7 million and $1.5 million. Class S shares were first issued on June 1, 2022, and the Company incurred servicing fees of $0.1 million and $0.1 million for the three and nine months ended September 30, 2022. Class D shares were first issued on October 3, 2022 and the Company deemed servicing fees insignificant to disclose for the three and nine months ended September 30, 2023.
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
License Agreement
On July 6, 2023, the Company entered into a license agreement (the “License Agreement”) with an affiliate of Blue Owl, pursuant to which the Company was granted a non-exclusive license to use the name “Blue Owl”. Under the License Agreement, the Company has a right to use the Blue Owl name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Blue Owl” name or logo.
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
Note 4. Investments
The table below presents our investments at amortized cost and fair value as of the following periods:

	As of		As of
	September 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,374,884	$2,388,981	$1,559,332	$1,558,578
Second-lien senior secured debt investments	241,459	236,794	235,671	226,686
Preferred equity investments(1)	199,067	190,867	185,520	181,670
Common equity investments	37,504	38,410	29,967	29,935
Total Investments	$2,852,914	$2,855,052	$2,010,490	$1,996,869
(1) Includes equity investment in LSI Financing.
The Company uses Global Industry Classification Standards ("GICS") for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of
	September 30, 2023	December 31, 2022
Aerospace & Defense	2.1%	2.2%
Application Software	15.9%	18.2%
Banks	2.1%	—%
Beverages	1.7%	2.5%
Buildings & Real Estate	0.7%	1.0%
Building Products	0.4%	—%
Commercial Services & Supplies	4.4%	5.1%
Construction & Engineering	0.6%	0.5%
Containers & Packaging	0.9%	1.1%
Diversified Consumer Services	1.3%	1.5%
Diversified Financial Services	3.0%	2.5%
Electrical Equipment	3.5%	5.0%
Energy Equipment & Services	0.2%	—%
Food & Staples Retailing	5.4%	7.5%

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of
	September 30, 2023	December 31, 2022
Health Care Equipment & Supplies	0.9%	0.2%
Health Care Providers & Services	2.7%	3.1%
Health Care Technology	11.7%	10.9%
Insurance	7.3%	3.8%
IT Services	7.0%	6.9%
Life Sciences Tools & Services	2.0%	0.3%
Pharmaceuticals(1)	0.8%	0.6%
Professional Services	4.3%	0.4%
Real Estate Management & Development	2.6%	1.2%
Road & Rail	—%	0.2%
Specialty Retail	—%	2.0%
Systems Software	18.5%	23.3%
Total	100.0%	100.0%
(1) Includes equity investment in LSI Financing.
The table below presents investments by geographic composition based on fair value as of the following periods:

	As of
	September 30, 2023	December 31, 2022
United States:
Midwest	14.3%	12.0%
Northeast	23.4%	25.9%
South	29.4%	35.2%
West	21.9%	21.7%
International	11.0%	5.2%
Total	100.0%	100.0%

Note 5. Fair Value of Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	As of
	September 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$414,368	$1,974,613	$2,388,981
Second-lien senior secured debt investments	—	58,555	178,239	236,794
Preferred equity investments	—	—	190,867	190,867
Common equity investments	—	—	38,410	38,410
Total Investments	$—	$472,923	$2,382,129	$2,855,052

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

The tables below present changes in fair value of investments for which Level 3 inputs were used to determine the fair value for the following periods:

	As of and for the Three Months Ended
	September 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,553,180	$175,565	$202,063	$30,253	$1,961,061
Purchases of investments, net	458,162	—	9	7,500	465,671
Payment-in-kind	3,284	1,753	307	—	5,344
Proceeds from investments, net	(42,550)	—	(12,381)	—	(54,931)
Net change in unrealized gain (loss)	(519)	862	(126)	657	874
Net realized gains (losses)	—	—	581	—	581
Net accretion/amortization of discount/premium on investments	1,279	59	414	—	1,752
Transfers into (out of) Level 3(1)	1,777	—	—	—	1,777
Fair value, end of period	$1,974,613	$178,239	$190,867	$38,410	$2,382,129

(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended September 30, 2023, transfers into Level 3 out of Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Nine Months Ended
	September 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,429,881	$204,015	$181,670	$29,935	$1,845,501
Purchases of investments, net	595,553	—	9,785	7,537	612,875
Payment-in-kind	8,029	4,957	16,004	—	28,990
Proceeds from investments, net	(69,307)	—	(13,414)	—	(82,721)
Net change in unrealized gain (loss)	7,080	(173)	(4,348)	938	3,497
Net realized gains (losses)	(2)	—	581	—	579
Net accretion/amortization of discount/premium on investments	3,379	169	589	—	4,137
Transfers into (out of) Level 3(1)	—	(30,729)	—	—	(30,729)
Fair value, end of period	$1,974,613	$178,239	$190,867	$38,410	$2,382,129

(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended September 30, 2022, transfers out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

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

The table below presents information with respect to net change in unrealized gains (loss) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company as of and for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
First-lien senior secured debt investments	$(519)	$1,906	$7,080	$(766)
Second-lien senior secured debt investments	862	(2,105)	(173)	(3,825)
Preferred equity investments	(126)	(1,064)	(4,348)	(3,867)
Common equity investments	657	(6)	938	(9)
Total Investments	$874	$(1,269)	$3,497	$(8,467)

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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of
	September 30, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,573,394	Yield Analysis	Market Yield	8.4% - 16.9% (12.0%)	Decrease
	$401,219	Recent Transaction	Transaction Price	97.0% - 99.0% (98.4%)	Increase
Second-lien senior secured debt investments	$178,239	Yield Analysis	Market Yield	12.1% - 17.7% (15.2%)	Decrease
Preferred equity investments	$181,569	Yield Analysis	Market Yield	11.2% - 22.8% (16.0%)	Decrease
	$9,298	Market Approach	Revenue	19.0x - 19.0x (19.0x)	Increase
Common equity investments	$21,372	Market Approach	Revenue	6.3x - 14.3x (11.2x)	Increase
	$9,538	Market Approach	EBITDA Multiple	9.3x - 32.5x (13.8x)	Increase
	$7,500	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase

	As of
	December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,261,664	Yield Analysis	Market Yield	8.2% - 19.3% (11.4%)	Decrease
	$168,217	Recent Transaction	Transaction Price	97.2% - 98.5% (98.0%)	Increase
Second-lien senior secured debt investments	$179,525	Yield Analysis	Market Yield	12.7% - 20.1% (15.4%)	Decrease
	$24,490	Recent Transaction	Transaction Price	98.0% - 98.0% (98.0%)	Increase
Preferred equity investments	$159,881	Yield Analysis	Market Yield	11.9% - 20.6% (16.0%)	Decrease
	$11,789	Recent Transaction	Transaction Price	96.5% - 100.0% (97.7%)	Increase
	$10,000	Market Approach	EBITDA Multiple	33.8x - 33.8x (33.8x)	Increase
Common equity investments	$13,378	Market Approach	Revenue	11.0x - 16.6x (13.8x)	Increase
	$9,843	Market Approach	EBITDA Multiple	11.4x - 31.6x (15.0x)	Increase
	$6,714	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase

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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The tables below present the carrying and fair values of the Company’s debt obligations as of the following periods:

	As of			As of
	September 30, 2023			December 31, 2022
($ in thousands)	Net Carrying Value(1)	Debt Issuance Costs	Fair Value	Net Carrying Value(1)	Debt Issuance Costs	Fair Value
Revolving Credit Facility	$554,677	$(3,964)	$554,677	$410,661	$(4,567)	$410,661
SPV Asset Facility I	515,759	(4,241)	515,759	607,253	(6,747)	607,253
SPV Asset Facility II	67,537	(2,463)	67,537	—	—	—
Series 2023A Notes	99,046	(954)	99,046	—	—	—
Total Debt	$1,237,019	$(11,622)	$1,237,019	$1,017,914	$(11,314)	$1,017,914

(1) Carrying values are presented net of debt issuance costs.

The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

	As of
($ in thousands)	September 30, 2023	December 31, 2022
Level 1	$—	$—
Level 2	—	—
Level 3	1,237,019	1,017,914
Total Debt	$1,237,019	$1,017,914

Financial Instruments Not Carried at Fair Value
As of September 30, 2023 and December 31, 2022, the carrying amounts of the Company's assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short term maturities.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2023 and December 31, 2022, the Company’s asset coverage was 229.2% and 195.9%, respectively.
The tables below present debt obligations as of the following periods:

	As of
	September 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$800,000	$558,641	$241,359	$(3,964)	$554,677
SPV Asset Facility I	750,000	520,000	7,536	(4,241)	515,759
SPV Asset Facility II	250,000	70,000	29,938	(2,463)	67,537
Series 2023A Notes	100,000	100,000	—	(954)	99,046
Total Debt	$1,900,000	$1,248,641	$278,833	$(11,622)	$1,237,019
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

	As of
	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$750,000	$415,229	$18,647	$(4,567)	$410,661
SPV Asset Facility I	1,000,000	614,000	2,867	(6,747)	607,253
Total Debt	$1,750,000	$1,029,229	$21,514	$(11,314)	$1,017,914
(1) The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Interest expense(1)	$22,286	$10,946	$61,350	$13,334
Amortization of debt issuance costs	1,034	682	2,435	1,044
Total Interest Expense	$23,320	$11,628	$63,785	$14,378

Average interest rate(2)(3)	8.1%	5.9%	8.0%	6.5%
Average daily outstanding borrowings(2)	$1,090,906	$736,753	$1,015,131	$487,736

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
The maximum principal amount of the Revolving Credit Facility is $800 million (increased from $400 million to $725 million on June 22, 2022, from $725 million to $750 million on November 14, 2022 and from $750 million to $800 million on July 12, 2023), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.75 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans, with the aggregate principal amount of outstanding swingline loans of any swingline lender being limited to up to $50 million, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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
SPV Asset Facility I
On April 27, 2022, Tech Income Funding I LLC (“Tech Income Funding I”), a Delaware limited liability company and a newly formed subsidiary of the Company entered into a Credit Agreement (the "SPV Asset Facility I") among Tech Income Funding I, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility I Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian. On May 6, 2022 (the "SPV Asset Facility I Closing Date"), in connection with SPV Asset Facility I, Tech Income Funding I entered into a Margining Agreement (the "Margining Agreement"), with Goldman Sachs Bank USA, as Administrative Agent. The following describes the terms of SPV Asset Facility I as amended through July 31, 2023 (the "SPV Asset Facility I Amendment Date").
Following the SPV Asset Facility I Amendment Date, from time to time, the Company expects to sell and contribute certain investments to Tech Income Funding I pursuant to a Sale and Contribution Agreement by and between the Company and Tech Income Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Tech Income Funding I, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Tech Income Funding I through its ownership of Tech Income Funding I. The maximum principal amount which may be borrowed under the SPV Asset Facility I is $750 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Tech Income Funding I’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits and other portfolio tests.
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
Amounts drawn bear interest at a reference rate (initially term SOFR) plus a spread of 2.75% and the spread is payable on the amount by which the undrawn amount exceeds a minimum threshold, initially zero and ramping to 70% of the commitment amount. The undrawn amount of the commitment not subject to such spread payment is subject to an undrawn fee of 0.50% per annum. Certain additional fees are payable on each payment date to Goldman Sachs as Administrative Agent. In addition, under the SPV Asset Facility I Margining Agreement and the SPV Asset Facility I, Tech Income Funding I is required to post cash margin (or in certain cases, additional eligible assets) to the Administrative Agent if a borrowing base deficiency occurs or if the weighted average price gap (as defined in the SPV Asset Facility I Margining Agreement), which is a measure of the excess of the aggregate market value assigned by the Administrative Agent to Tech Income Funding I’s assets over the total amount drawn under the SPV Asset Facility I, falls below a threshold level.
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

Series 2023A Notes
On July 6, 2023, the Company entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $100 million in aggregate principal amount of Series 2023A Notes, due July 6, 2026, with a fixed interest rate of 8.25% per year (the “Series 2023A Notes”), to qualified institutional investors in a private placement. The Series 2023A Notes are guaranteed by OR Tech Lending IC LLC, ORTIC BC 1 LLC and ORTIC BC 2 LLC, subsidiaries of the Company.
Interest on the Series 2023A Notes will be due semiannually on January 6 and July 6 each year, beginning on January 6, 2024. The Series 2023A Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the Series 2023A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Series 2023A Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, a minimum net worth of $347.1 million and a minimum asset coverage ratio of 1.50 to 1.00.
In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the Series 2023A Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the Series 2023A Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the Note Purchase Agreement) occurs, the Series 2023A Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the Series 2023A Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the Series 2023A Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the Series 2023A Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The Company had the following outstanding commitments to fund investments in current portfolio companies as of the following periods:

		As of
Portfolio Company	Investment	September 30, 2023	December 31, 2022
($ in thousands)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	$3,011	$—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	1,515	1,515
AmeriLife Holdings LLC	First lien senior secured revolving loan	1,894	2,273
Anaplan, Inc.	First lien senior secured revolving loan	6,481	6,481
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	11,285	16,366
Appfire Technologies, LLC	First lien senior secured revolving loan	1,633	1,539
Armstrong Bidco Limited	First lien senior secured delayed draw term loan	—	3,734
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	—	870
Avalara, Inc.	First lien senior secured revolving loan	2,273	2,273
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	3,077	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	4,103	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	124	195
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	246	246
Certinia, Inc.	First lien senior secured revolving loan	5,882	—
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	7,429	7,973
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	750	750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	375	375
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	344	—
Entrata, Inc.	First lien senior secured revolving loan	3,941	—
Finastra USA, Inc.	First lien senior secured revolving loan	4,940	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	19,934
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	7,600	7,600
Grayshift, LLC	First lien senior secured revolving loan	5,806	5,806
Hyland Software, Inc.	First lien senior secured revolving loan	1,919	—
Hyperion Refinance S.a.r.l (dba Howden Group)	First lien senior secured delayed draw term loan	—	17,714
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	3,623	4,963
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,085	2,010
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	1,350	1,350
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	12,716	—
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	5,934	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	4,911	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,135	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	913	652
Kaseya Inc.	First lien senior secured delayed draw term loan	3,803	4,050
Kaseya Inc.	First lien senior secured revolving loan	3,038	4,050
ManTech International Corporation	First lien senior secured delayed draw term loan	6,698	10,400
ManTech International Corporation	First lien senior secured revolving loan	5,590	5,590

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

		As of
Portfolio Company	Investment	September 30, 2023	December 31, 2022
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	4,743	5,650
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	932	847
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	4,118	—
Omnia Partners, LLC	First lien senior secured delayed draw term loan	172	—
OneOncology LLC	First lien senior secured delayed draw term loan	5,357	—
OneOncology LLC	First lien senior secured revolving loan	2,857	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	534	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954	954
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182	2,182
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	4,412	4,412
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	1,513	1,891
Rubrik, Inc.	First lien senior secured delayed draw term loan	5,876	1,857
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	10,896	10,896
Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	1,240	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	5,658	7,716
Smarsh Inc.	First lien senior secured delayed draw term loan	3,333	3,333
Smarsh Inc.	First lien senior secured revolving loan	267	1,667
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	331	118
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369	1,369
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071	1,071
Zendesk, Inc.	First lien senior secured delayed draw term loan	14,633	14,633
Zendesk, Inc.	First lien senior secured revolving loan	6,026	6,026
Total Unfunded Portfolio Company Commitments		$208,672	$196,890
As of September 30, 2023, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser and its affiliates have incurred organization and offering costs on behalf of the Company in the amount of none and $0.5 million for the three and nine months ended September 30, 2023, respectively and $3.7 million for the period from June 22, 2021 (Inception) to September 30, 2022, of which, no organization and offering costs have been charged to the Company as of September 30, 2023 and September 30, 2022, respectively. Under the Investment Advisory Agreement, there will be no liability on the Company`s part for the offering or organization costs funded by the Adviser or its affiliates until the Company has satisfied the minimum offering requirement. At such time, the Adviser will be entitled to receive up to 1.5% of gross offering proceeds raised in the Company`s continuous public offering until all organization and offering costs funded by the Adviser or its affiliates have been recovered.
Expense Deferral Agreement
The Adviser has agreed to incur and pay certain expenses pursuant to the Expense Deferral Agreement prior to April 30, 2023. The Company will be obligated to reimburse the aggregate amount of expenses previously paid by the Adviser in eighteen equal installments, upon meeting specified conditions. As of September 30, 2023 and December 31, 2022, the Adviser has incurred total expenses of $12.1 million and $8.8 million, respectively, which includes organization and offering costs of $4.6 million and $4.1 million, respectively, under the Expense Deferral Agreement. The first installment will become an obligation of the Company when the Company reaches $1.75 billion in Net Subscriptions received from the sale of the Company's common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75 million in Net Subscriptions received from the sale of the Company's common shares thereafter. As of September 30, 2023, Net Subscriptions received from the sale of the Company's common shares were $1.5 billion. See Note 3 “Agreements and Related Party Transactions”.
The total expenses incurred by the Adviser on behalf of the Company for the nine months ended September 30, 2023 and for the period from June 22, 2021 (Inception) to September 30, 2022 were $3.3 million and $6.5 million, respectively. There were no expenses incurred for the three months ended September 30, 2023.

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
Prior to such time as the Company satisfied the Warehouse Conditions, its obligations under the purchase agreements were guaranteed by an affiliate of the Adviser. On May 10, 2022, conditions under the purchase agreement with Macquarie were met and the Company was obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of June 8, 2022, the Company settled the 4 warehouse investments that the Financing Providers purchased having an aggregate funded principal of $129.2 million and aggregate cost of $127.0 million. As of September 30, 2023, there were no purchase agreements outstanding with the Financing Providers.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2023, management was not aware of any pending or threatened litigation.
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
The tables below present transactions with respect to shares of the Company's common stock for the following periods:

	For the Three Months Ended September 30, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	9,094,620	$93,388	915,792	$9,326	2,063,566	$21,068	12,073,978	$123,782
Shares/gross proceeds from the private placements	—	—	—	—	16,766,571	171,110	16,766,571	171,110
Reinvestment of distributions	313,503	3,200	12,098	124	1,037,611	10,587	1,363,212	13,911
Repurchased shares	(56,519)	(581)	(5,090)	(52)	(3,802,783)	(39,093)	(3,864,392)	(39,726)
Total shares/gross proceeds	9,351,604	96,007	922,800	9,398	16,064,965	163,672	26,339,369	269,077
Sales load	—	(473)	—	—	—	—	—	(473)
Total shares/net proceeds	9,351,604	$95,534	922,800	$9,398	16,064,965	$163,672	26,339,369	$268,604

	For the Nine Months Ended September 30, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	23,327,176	$237,937	1,956,913	$19,857	7,187,490	$72,863	32,471,579	$330,657
Shares/gross proceeds from the private placements	—	—	—	—	33,159,561	337,258	33,159,561	337,258
Reinvestment of distributions	696,870	7,148	20,460	211	3,078,216	31,628	3,795,546	38,987
Repurchased shares	(292,344)	(2,970)	(10,016)	(102)	(9,329,962)	(95,069)	(9,632,322)	(98,141)
Total shares/gross proceeds	23,731,702	242,115	1,967,357	19,966	34,095,305	346,680	59,794,364	608,761
Sales load	—	(1,099)	—	—	—	—	—	(1,099)
Total shares/net proceeds	23,731,702	$241,016	1,967,357	$19,966	34,095,305	$346,680	59,794,364	$607,662

	For the Three Months Ended September 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	5,154,115	$51,703	—	$—	975,702	$9,625	6,129,817	$61,328
Shares/gross proceeds from the private placements	—	—	—	—	16,335,421	162,488	16,335,421	162,488
Reinvestment of distributions	10,306	103	—	—	512,386	5,103	522,692	5,206
Repurchased shares	—	—	—	—	(675,034)	(6,703)	(675,034)	(6,703)
Total shares/gross proceeds	5,164,421	51,806	—	—	17,148,475	170,513	22,312,896	222,319
Sales load	—	(326)	—	—	—	—	—	(326)
Total shares/net proceeds	5,164,421	$51,480	—	—	17,148,475	$170,513	22,312,896	$221,993

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	For the Nine Months Ended September 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	5,229,416	$52,457	—	$—	5,960,702	$59,475	11,190,118	$111,932
Shares/gross proceeds from the private placements	—	—	—	—	70,346,774	702,379	70,346,774	702,379
Reinvestment of distributions	10,306	103	—	—	611,508	6,090	621,814	6,193
Repurchased shares	—	—	—	—	(675,034)	(6,703)	(675,034)	(6,703)
Total shares/gross proceeds	5,239,722	52,560	—	—	76,243,950	761,241	81,483,672	813,801
Sales load	—	(330)	—	—	—	—	—	(330)
Total shares/net proceeds	5,239,722	$52,230	—	$—	76,243,950	$761,241	81,483,672	$813,471

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
The changes to the Company's offering price per share since the commencement of the Company's initial continuous public offering and associated effective dates of such changes were as follows:

For the Three and Nine Months Ended September 30, 2023
	Class S			Class D			Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2023	$10.02	$—	$10.02	$10.02	$—	$10.02	$10.02	$—	$10.02
February 1, 2023	$10.17	$—	$10.17	$10.17	$—	$10.17	$10.17	$—	$10.17
March 1, 2023	$10.15	$—	$10.15	$10.15	$—	$10.15	$10.15	$—	$10.15
April 3, 2023	$10.12	$—	$10.12	$10.12	$—	$10.12	$10.12	$—	$10.12
May 1, 2023	$10.15	$—	$10.15	$10.15	$—	$10.15	$10.15	$—	$10.15
June 1, 2023	$10.11	$—	$10.11	$10.11	$—	$10.11	$10.11	$—	$10.11
July 1, 2023	$10.14	$—	$10.14	$10.14	$—	$10.14	$10.14	$—	$10.14
August 1, 2023	$10.21	$—	$10.21	$10.21	$—	$10.21	$10.21	$—	$10.21
September 1, 2023	$10.26	$—	$10.26	$10.26	$—	$10.26	$10.26	$—	$10.26
(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2) Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

For the Three and Nine Months Ended September 30, 2022
	Class S			Class D			Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial offering price	$—	$—	$—	$—	$—	$—	$10.00	$—	$10.00
June 1, 2022	$9.96	$—	$9.96	$9.96	$—	$9.96	$9.96	$—	$9.96
July 1, 2022	$9.81	$—	$9.81	$9.81	$—	$9.81	$9.81	$—	$9.81
August 1, 2022	$10.00	$—	$10.00	$10.00	$—	$10.00	$10.00	$—	$10.00
September 1, 2022	$10.03	$—	$10.03	$10.04	$—	$10.04	$10.04	$—	$10.04
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Distributions
The Board intends to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.
The tables below present cash distributions per share that were recorded for the following periods:

For the Three and Nine Months Ended September 30, 2023
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 22, 2022	January 31, 2023	February 24, 2023	$0.07550	$1,010	$19	$6,766
January 25, 2023	January 31, 2023	February 24, 2023	0.07478	909	19	6,746
February 21, 2023	February 28, 2023	March 23, 2023	0.07478	1,019	27	7,110
March 22, 2023	March 31, 2023	April 26, 2023	0.07478	1,137	38	7,193
April 25, 2023	April 30, 2023	May 23, 2023	0.07478	1,296	45	7,464
May 22, 2023	May 31, 2023	June 26, 2023	0.07478	1,441	53	7,737
June 23, 2023	June 30, 2023	July 26, 2023	0.07478	1,702	83	7,916
June 23, 2023	July 31, 2023	August 22, 2023	0.07478	1,878	119	8,364
August 8, 2023	August 31, 2023	September 26, 2023	0.07478	1,999	138	8,893
August 8, 2023	September 30, 2023	October 26, 2023	0.07478	2,333	151	9,116
		Total	$0.74852	$14,724	$692	$77,305
(1) On June 23, 2023 the Company’s board of directors declared a special distribution of $0.02 per share, payable on or before November 30, 2023 to shareholders of record as of October 31, 2023. On August 8, 2023, the Company’s board of directors declared a distribution of $0.07478 per share, payable on or before November 30, 2023 to shareholders of record as of October 31, 2023.
(2) Distributions per share are gross of shareholder servicing fees.
(3) Distribution amounts are net of shareholder servicing fees.

For the Three and Nine Months Ended September 30, 2022
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
The tables below presents the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock for the following periods:

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	For the Nine Months Ended September 30, 2023
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.84015	$108,443	117.0%
Net realized gain (loss) on investments	0.00365	579	0.6%
Distributions in excess of (undistributed) net investment income	(0.09528)	(16,301)	(17.6)%
Total	$0.74852	$92,721	100.0%
(1) Distributions per share are gross of shareholder servicing fees.
(2) Data in this table is presented on a consolidated basis. Refer to Note 11 "Financial Highlights" for amounts by share class.

	For the Nine Months Ended September 30, 2022
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.45730	$30,598	149.7%
Net realized gain (loss) on investments	0.00021	17	0.1%
Distributions in excess of (undistributed) net investment income	(0.15657)	$(10,173)	(49.8)%
Total	$0.30094	$20,442	100.0%
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
The table below presents the share repurchase activity of the Company:

For the Three and Nine Months Ended September 30, 2023
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 28, 2023	I	March 31, 2023	$35,173	$10.12	3,475,640
February 28, 2023	S	March 31, 2023	965	$10.12	95,317
May 25, 2023	I	June 30, 2023	20,802	$10.14	2,051,539
May 25, 2023	S	June 30, 2023	1,425	$10.14	140,508
May 25, 2023	D	June 30, 2023	50	$10.14	4,926
August 24, 2023	I	September 30,2023	39,093	$10.28	3,802,783
August 24, 2023	S	September 30, 2023	581	$10.28	56,519
August 24, 2023	D	September 30, 2023	52	$10.28	5,090
Total			$98,141		9,632,322

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

For the Three and Nine Months Ended September 30, 2022
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
August 25, 2022	I	September 30, 2022	$6,703	$9.93	675,034
Total			$6,703		675,034

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 9. Earnings Per Share
The tables below presents the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended September 30,
	2023			2022(1)(2)
($ in thousands, except per share amounts)	Class S	Class D	Class I	Class S	Class D	Class I
Increase (decrease) in net assets resulting from operations	$10,228	$651	$41,984	$372	N/A	$20,630
Weighted average shares of common stock outstanding—basic and diluted	30,511,662	1,853,209	118,352,286	3,136,140	N/A	70,708,521
Earnings (loss) per common share—basic and diluted	$0.34	$0.35	$0.35	$0.12	N/A	$0.29

(1) The Company commenced operations on May 2, 2022.
(2) Class S shares were first issued on June 1, 2022. There were no Class D shares of common stock outstanding as of September 30, 2022.

	For the Nine Months Ended September 30,
	2023			2022(1)(2)
($ in thousands, except per share amounts)	Class S	Class D	Class I	Class S	Class D	Class I
Increase (decrease) in net assets resulting from operations	$20,249	$971	$102,971	$365	N/A	$15,504
Weighted average shares of common stock outstanding—basic and diluted	22,510,211	1,026,228	105,538,966	1,913,052	N/A	64,997,423
Earnings (loss) per common share—basic and diluted	$0.90	$0.95	$0.98	$0.19	N/A	$0.24

(1) The Company commenced operations on May 2, 2022.
(2) Class S shares were first issued on June 1, 2022. There were no Class D shares of common stock outstanding as of September 30, 2022.
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
For the three and nine months ended September 30, 2023, the Company recorded U.S. federal excise tax expense of $0.2 million and $0.2 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded $0.2 million for U.S. federal excise tax.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following period:

	For the Nine Months Ended September 30,
	2023			2022(8)(10)
($ in thousands, except share and per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock(9)	Class I common stock
Per share data:
Net asset value, at beginning of period	$10.02	$10.02	$10.02	$10.00	$10.00
Results of operations:
Net investment income(1)	0.79	0.83	0.85	0.46	0.46
Net realized and unrealized gain (loss)(2)	0.15	0.16	0.16	(0.27)	(0.23)
Net increase (decrease) in net assets resulting from operations	0.94	0.99	1.01	$0.19	$0.23
Shareholder distributions:
Distributions from net investment income(3)	(0.68)	(0.73)	(0.75)	(0.26)	(0.30)
Distributions from net realized gains(7)	—	—	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(0.68)	(0.73)	(0.75)	$(0.26)	$(0.30)
Total increase (decrease) in net assets	0.26	0.26	0.26	(0.07)	(0.07)
Net asset value, at end of period	$10.28	$10.28	$10.28	$9.93	$9.93

Total Return(4)	9.7%	10.2%	10.4%	2.0%	2.3%

Ratios
Ratio of net expenses to average net assets(5)(6)	10.3%	10.3%	9.9%	1.6%	2.5%
Ratio of net investment income to average net assets(6)	10.7%	11.5%	11.5%	2.3%	5.3%
Portfolio turnover rate	3.4%	3.4%	3.4%	N.M	N.M

Supplemental Data
Weighted-average shares outstanding	22,510,211	1,026,228	105,538,966	1,913,052	64,997,423
Shares outstanding, end of period	34,512,017	2,074,376	121,913,655	5,239,722	76,259,050
Net assets, end of period	$354,621	$21,315	$1,252,693	$52,016	$757,033
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
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the nine months ended September 30, 2023, the total operating expenses to average net assets were 10.3%, 10.3%, 9.9% for Class S, Class D and Class I common stock, respectively. From May 2, 2022 (commencement of operations) through September 30, 2022, the total operating expenses to average net assets were 2.4%, and 3.3% for Class S and Class I common stock, respectively, prior to management fee waivers, expense support provided by the Adviser, and expense recoupment paid to the Adviser, if any.
(6)The ratio reflects an annualized amount for the nine months ended September 30, 2023 and from May 2, 2022 (commencement of operations) through September 30, 2022, except in the case of non-recurring expenses (e.g., initial organization expenses) and offering expenses, where applicable.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

(7)The distributions from net realized gain (loss) on investments per share for the nine months ended September 30, 2023 and 2022, rounds to less than $0.01 per share, respectively.
(8)The Company commenced operations on May 2, 2022.
(9)Class S common stock shares were first issued on June 1, 2022.
(10)There are no Class D shares outstanding as of September 30, 2022.
Note 12. Subsequent Events
The Company's management evaluated subsequent events through the date of these financial statements. There have been no subsequent events to disclose except for the following:
Revolving Credit Facility Amendment
On October 23, 2023, the Company entered into the First Amendment to the Revolving Credit Facility (the “First Amendment”). The parties to the First Amendment include the Company, as borrower, the subsidiary guarantors party thereto solely with respect to Section 6.8 therein, the lenders party thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent. The First Amendment, among other things, (i) extended the Revolving Credit Facility Commitment Termination Date from May 2026 to October 2027, (ii) extended the maturity date from April 2027 to October 2028, (iii) converted a portion of the revolver availability into term loan availability, (iv) increased the total facility amount from $800 million to $875 million and (v) reduced the credit adjustment spread for Term Benchmark Loans from 0.10% for one-month tenor Loans, 0.15% for three-month tenor Loans and 0.25% for six-month tenor Loans to 0.10% for all Loan tenors.
Amended and Restated Bylaws
On November 6, 2023, the Board approved Amended and Restated Bylaws (the “Third Amended and Restated Bylaws”), to be effective as of November 6, 2023. The Third Amended and Restated Bylaws clarify that the exclusive forum provisions do not apply to claims arising under state law. All of the other provisions of the Company’s bylaws shall remain in full force and effect.
Equity Raise Proceeds
As of November 9, 2023, the Company has issued approximately 35.9 million shares of its Class S common stock, approximately 136.3 million shares of its Class I common stock and approximately 2.3 million shares of its Class D common stock and has raised total gross proceeds of approximately $364.6 million, $1,370.1 million, and $23.1 million, respectively, including seed capital of $1,000 contributed by its Adviser in September 2021 and approximately $50.0 million in gross proceeds raised from Feeder FIC ORTIC and Blue Owl Holdings, entities affiliated with the Adviser. In addition, the Company has received $73.4 million in subscription payments which the Company accepted on November 3, 2023, which are pending the Company’s determination of the net asset value per share applicable to such purchase.

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
On September 30, 2021, an affiliate of the Adviser ("the Initial Shareholder") purchased 100 shares of our Class I common stock at $10.00 per share, which represents the initial public offering price of such shares. The Initial Shareholder will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue its role. On October 6, 2021, we received a subscription agreement, totaling $50.0 million for the purchase of Class I common shares of our common stock from Owl Rock Feeder FIC ORTIC LLC (“Feeder FIC ORTIC”) and Blue Owl Capital Holdings LP, ("Blue Owl Holdings"), entities affiliated with the Adviser. We had called all of the $50.0 million under the subscription agreement as of September 30, 2023.
Since meeting the minimum offering requirement and commencing our continuous public offering through September 30, 2023, we have issued 34,028,471 shares of Class S common stock, 2,063,645 shares of Class D common stock, and 15,424,282 shares of Class I common stock, exclusive of any tender offers, for gross proceeds of $345.2 million, $20.9 million, and $155.0 million, respectively, including $1,000 of seed capital contributed by its Initial Shareholder. We have issued 114,274,522 shares of our Class I common stock to feeder vehicles primarily created to hold our Class I shares in a Private Offering and raised gross proceeds of approximately $1,146.9 million.
Our Adviser also serves as investment adviser to Blue Owl Technology Finance Corp. II (f/k/a Owl Rock Technology Finance Corp. II).
Blue Owl consists of three divisions: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on real estate strategies. Blue Owl's Credit platform is comprised of the Adviser, OTCA, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”), and Blue Owl Capital Private Fund Advisors LLC (“OPFA” and together with the Adviser, OCA, ODCA and OTCA, the “Blue Owl Advisers”), which are also investment advisers. As of September 30, 2023, the Adviser and its affiliates had $79.5 billion of assets under management across Blue Owl's Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Technology Lending Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team, is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the Technology Lending Investment Committee. The Technology Lending Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Erik Bissonnette, Pravin Vazirani and Jon ten Oever. The Investment Team, under the Technology Lending Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Technology Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Technology Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be bought and sold), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Technology Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Technology Lending Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Technology Lending Investment Committee. The compensation packages of certain Technology Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
In addition, we and the Adviser have entered into a dealer manager agreement with Blue Owl Securities and certain participating broker-dealers to solicit capital (the "Dealer Manager Agreement").
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (as amended, the "Order"), that has been granted by the SEC to OCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Order permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers' investment allocations policy seeks to ensure equitable allocation of investment opportunities over time between us and/or other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and investment portfolios of the other funds managed by the Adviser or its affiliates that could avail themselves of the Order and have an investment objective similar to ours.
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
Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, technology-related companies based primarily in the United States. Our investment objective is to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity-related investments. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2023, our Adviser and its affiliates have originated $82.5 billion of aggregate principal amount of investments, of which $78.8 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

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
We target portfolio companies where we can structure larger transactions. As of September 30, 2023, our average investment size in each of our portfolio companies was approximately $28.0 million based on fair value. As of September 30, 2023, investments we classify as traditional financing, excluding certain investments that fall outside of our typical borrower profile, represented 88.5% of our total portfolio based on fair value and these portfolio companies had a weighted average annual revenue of $1.2 billion, a weighted average annual EBITDA of $0.3 billion and a weighted average enterprise value of $6.2 billion. As of September 30, 2023, investments we classify as growth capital represented 8.0% of our total portfolio based on fair value and these portfolio companies had a weighted average annual revenue of $2.2 billion and weighted average enterprise value of $15.2 billion.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2023, 100.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
Our investment portfolio may consist of floating rate loans. Macro trends in base interest rates like SOFR, and any other alternative reference rates may affect our net investment income over the long term. However, because we generally intend to originate loans to a small number of portfolio companies each quarter, and those investments may vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, may often be idiosyncratic, and may reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.
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
Fee Waivers
On March 23, 2022, the Adviser agreed to waive 100% of the base management fee through October 31, 2022. Any portion of the base management fee waived will not be subject to recoupment. For the three and nine months ended September 30, 2023, management fees were $4.4 million and $11.3 million, respectively. For the three and nine months ended September 30, 2022, management fees were $2.0 million and $2.2 million, respectively, of which $2.0 million and $2.2 million were waived for each respective period.
On June 22, 2022, the Adviser agreed to waive 100% of the performance based incentive fee and capital gains based incentive fee through October 31, 2022. Any portion of the incentive fees waived will not be subject to recoupment. For the three and nine months ended September

30, 2023, we incurred performance-based incentive fees of $6.1 million and $15.6 million, respectively. For the three and nine months ended September 30, 2022, we incurred performance-based incentive fees of $3.0 million and $3.9 million, of which, $3.0 million and $3.9 million were waived for each respective period.
For the three and nine months ended September 30, 2023 capital gains-based incentive fees were $0.3 million and $0.3 million, respectively. For the the three and nine months ended September 30, 2022, there were no capital gains-based incentive fees.
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
Leverage
The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. On September 30, 2021, we received shareholder approval that allowed us to reduce our asset coverage ratio from 200% to 150% effective as of October 1, 2021. As a result, we generally will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if its asset coverage, as defined in the 1940 Act, would at least be equal to 200% immediately after each such issuance. This reduced asset coverage ratio permits us to double the amount of leverage it can incur. For example, under a 150% asset coverage ratio we may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio we may only borrow $1 for investment purposes for every $1 of investor equity. Our current target leverage ratio is 0.90x-1.25x.
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
Secular Trends Supporting Growth for Private Credit. According to Gartner, a research and advisory company, global technology spend was $4.4 trillion in 2022 and is expected to grow to more than $4.5 trillion in 2023. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation, rising interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even after the public markets reopen to normal levels. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as of June 30, 2023, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
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
On March 21, 2022, the Board approved multiple purchase agreements with Macquarie US Trading LLC (“Macquarie”) and certain of its affiliates (each, a “Financing Provider” and collectively, the “Financing Providers”). Under the purchase agreements, the Company had forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Providers, each of whom was obligated to settle the sale of such investments subject to the following conditions: (a) the Company received a minimum of $450.0 million of subscriptions; and (b) the Board approved the purchase of the specific Warehouse Investments. As of May 10, 2022, conditions under the purchase agreement were met and we became obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of September 30, 2023, the Company settled its required obligations under the purchase agreements.
As of September 30, 2023, based on fair value, our portfolio consisted of 83.7% first lien senior debt investments (of which 36.8% we consider to be unitranche debt investments (including "last out" portions of such loans)), 8.3% second lien senior secured debt investments, 6.7%, preferred equity investments, and 1.3% common equity investments.
As of September 30, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 11.9% and 11.9%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 12.1% and 12.1%, respectively. As of September 30, 2023, the weighted average spread of total debt investments was 6.1%.
As of September 30, 2023, we had investments in 102 portfolio companies with an aggregate fair value of $2.9 billion. As of September 30, 2023, we had net leverage of 0.74x debt-to-equity.
We expect the pace of our originations to vary with the pace of repayments and the pace at which we raise funds in our public and private offerings. Currently, uncertainty around the pace of inflation growth, in conjunction with elevated interest rates and slowing global gross domestic product growth continue to weigh on merger and acquisitions, though activity has picked up from earlier in the year. We have seen more new deal opportunities from refinancings, add-on acquisitions and buyout activity over the quarter; however, because we have continued to raise funds in our public and private offerings, the pace of our originations is strong and the credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service oriented sectors such as software and healthcare and on additional financings to our existing borrowers. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protection. We are continuing to monitor the effect that market volatility, including as a result of an elevated interest rate environment may have on our portfolio companies and our investment activities.
Many of the companies in which we invest have experienced relief and are experiencing improved profitability from earlier supply chain disruptions and elements of geopolitical, economic and financial market instability. In addition, we have seen a moderation in input costs which has helped to offset the impact of rising rates and support growth. These companies are continuing to see solid demand with modest growth in both revenues and EBITDA. However, in the event that the U.S. economy enters into a recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

The table below presents our investment activity for the following period (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended September 30,
($ in thousands)	2023	2022
New investment commitments
Gross originations	$632,311	$800,383
Less: Sell downs	(7,313)	—
Total new investment commitments	$624,998	$800,383
Principal amount of investments funded:
First-lien senior secured debt investments	$548,985	$601,828
Second-lien senior secured debt investments	7,572	55,875
Preferred equity investments	—	71,791
Common equity investments	7,500	16,554
Total principal amount of investments funded	$564,057	$746,048
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(21,176)	$—
Second-lien senior secured debt investments	(7,187)	—
Unsecured debt investments	—	—
Preferred equity investments	(11,800)	—
Common equity investments	—	—
Total principal amount of investments sold or repaid	$(40,163)	$—

Number of new investment commitments in new portfolio companies(1)	29	13
Average new investment commitment amount in new portfolio companies(1)	$19,397	$61,568
Weighted average term for new debt investment commitments (in years)	5.8	6.7
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—%	—%
Weighted average interest rate of new debt investment commitments(2)	11.3%	10.0%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.9%	6.2%
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.40% as of September 30, 2023 or 3-month LIBOR, which was 3.75%, as of September 30, 2022.

The table below presents our investments at amortized cost and fair value as of the following periods:

	As of		As of
	September 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$2,374,884	$2,388,981	$1,559,332	$1,558,578
Second-lien senior secured debt investments	241,459	236,794	235,671	$226,686
Preferred equity investments(2)	199,067	190,867	185,520	$181,670
Common equity investments	37,504	38,410	29,967	$29,935
Total Investments	$2,852,914	$2,855,052	$2,010,490	$1,996,869
(1) 36.8% and 47.3% of which we consider unitranche loans as of September 30, 2023 and December 31, 2022, respectively.
(2) Includes equity investment in LSI Financing 1 DAC ("LSI Financing").

We use GICs for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of
	September 30, 2023	December 31, 2022
Aerospace & Defense	2.1%	2.2%
Application Software	15.9%	18.2%
Banks	2.1%	—%
Beverages	1.7%	2.5%
Buildings & Real Estate	0.7%	1.0%
Building Products	0.4%	—%
Commercial Services & Supplies	4.4%	5.1%
Construction & Engineering	0.6%	0.5%
Containers & Packaging	0.9%	1.1%
Diversified Consumer Services	1.3%	1.5%
Diversified Financial Services	3.0%	2.5%
Electrical Equipment	3.5%	5.0%
Energy Equipment & Services	0.2%	—%
Food & Staples Retailing	5.4%	7.5%
Health Care Equipment & Supplies	0.9%	0.2%
Health Care Providers & Services	2.7%	3.1%
Health Care Technology	11.7%	10.9%
Insurance	7.3%	3.8%
IT Services	7.0%	6.9%
Life Sciences Tools & Services	2.0%	0.3%
Pharmaceuticals(1)	0.8%	0.6%
Professional Services	4.3%	0.4%
Real Estate Management & Development	2.6%	1.2%
Road & Rail	—%	0.2%
Specialty Retail	—%	2.0%
Systems Software	18.5%	23.3%
Total	100.0%	100.0%
(1) Includes equity investment in LSI Financing.
We classify the industries of our portfolio companies be end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.
The table below presents investments by geographic composition based on fair value as of the following periods:

	As of
	September 30, 2023	December 31, 2022
United States:
Midwest	14.3%	12.0%
Northeast	23.4%	25.9%
South	29.4%	35.2%
West	21.9%	21.7%
International	11.0%	5.2%
Total	100.0%	100.0%

The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	As of
	September 30, 2023	December 31, 2022
Weighted average total yield of portfolio	11.9%	11.0%
Weighted average total yield of debt and income producing securities	12.1%	11.2%
Weighted average interest rate of debt securities	11.4%	6.2%
Weighted average spread over base rate of all floating rate investments	6.1%	6.2%
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

The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Technology Lending Investment Committee.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of		As of
	September 30, 2023		December 31, 2022
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$52,382	1.8%	$27,333	1.4%
2	2,784,121	97.5%	1,949,995	97.6%
3	18,549	0.7%	19,541	1.0%
4	—	—%	—	—%
5	—	—%	—	—%
Total	$2,855,052	100.0%	$1,996,869	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	As of		As of
	September 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,616,343	100.0%	$1,795,003	100.0%
Non-accrual	—	—%	$—	—%
Total	$2,616,343	100.0%	$1,795,003	100.0%
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

Results of Operations

The table below presents the operating results for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Total Investment Income	$78,994	$35,696	$204,459	$45,872
Less: Net operating expenses	(36,901)	(11,869)	(95,811)	(15,049)
Net Investment Income (Loss) Before Taxes	42,093	23,827	108,648	30,823
Less: Excise taxes	(175)	(225)	(205)	(225)
Net Investment Income (Loss) After Taxes	$41,918	$23,602	$108,443	$30,598
Net change in unrealized gain (loss)	10,420	(3,020)	15,301	(14,623)
Net realized gain (loss)	525	420	447	(106)
Net Increase (Decrease) in Net Assets Resulting from Operations	$52,863	$21,002	$124,191	$15,869
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

Investment Income
The table below presents investment income for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Interest income	$66,714	$28,128	$168,614	$35,398
PIK interest income	5,111	2,122	13,021	3,337
PIK dividend income	3,520	2,874	14,888	3,926
Dividend Income	2,539	—	5,585	—
Other income	1,110	2,572	2,351	3,211
Total Investment Income	$78,994	$35,696	$204,459	$45,872
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interest obtained in connection with originated loans, such as options, warrants, or conversion rights.
For the three months ended September 30, 2023 and 2022
Investment income increased by $43.3 million for the three months ended September 30, 2023 primarily due to an increase in interest income as a result of an increase in our investment portfolio which increased from $1.7 billion as of September 30, 2022 to $2.9 billion as of September 30, 2023. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. PIK interest represented approximately 6.5% and 5.9% of investment income for the three months ended September 30, 2023 and 2022, respectively. PIK dividend income represented approximately 4.5% and 8.1% of investment income for the three months ended September 30, 2023 and 2022, respectively. Dividend income increased by $2.5 million period-over-period driven by an increase in our portfolio of dividend income-producing investments. Other income decreased by $1.5 million period-over-period due a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Additionally, although we were initially capitalized on September 30, 2021, we commenced operations and began investing activities in May 2022. As a result, comparisons may not be meaningful.
For the nine months ended September 30, 2023 and 2022
Investment income increased by $158.6 million for the nine months ended September 30, 2023 primarily due to an increase in interest income as a result of an increase in our investment portfolio which increased from $1.7 billion as of September 30, 2022 to $2.9 billion as of September 30, 2023. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. PIK interest represented approximately 6.4% and 7.3% of investment income for the nine months ended September 30, 2023 and 2022, respectively. PIK dividend income represented approximately 7.3% and 8.6% of investment income for the nine months ended September 30, 2023 and 2022, respectively. Dividend income increased by $5.6 million period-over-period driven by an increase in our portfolio of dividend income-producing investments. Other income decreased by $0.9 million period-over-period due a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Additionally, although we were initially capitalized on September 30, 2021, we commenced operations and began investing activities in May 2022. As a result, comparisons may not be meaningful.

Expenses
The table below presents expenses for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Offering costs	$31	$—	$34	$—
Interest expense	23,320	11,628	63,785	14,981
Management fees	4,364	1,964	11,285	2,242
Capital gains incentive fees	329	—	329	—
Performance based incentive fees	6,061	3,000	15,569	3,853
Professional fees	827	—	1,433	—
Directors' fees	196	—	326	—
Shareholder servicing fees	682	67	1,481	68
Other general and administrative	1,091	—	1,569	—
Total Operating Expenses	36,901	16,659	95,811	21,144
Management fees waived	—	(1,964)	—	(2,242)
Incentive fees waived	—	(3,000)	—	(3,853)
Expense support	—	—	—	(174)
Recoupment of expense support	—	174	—	174
Net Operating Expenses	$36,901	$11,869	$95,811	$15,049
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the three months ended September 30, 2023 and 2022
Net operating expenses, increased by $25.0 million for three months ended September 30, 2023 due to an increase in interest expense, management fees, performance based incentive fees and other expenses of $11.7 million, $4.3 million, $6.1 million, and $2.9 million, respectively. The increase in interest expenses was driven by an increase in average daily borrowings to $1.1 billion from $736.8 million period over period. The increase in management fees was driven by growth in the net asset value of the portfolio and termination of management fee waivers period-over-period. The increase in incentive fees was due to higher pre-incentive fee net investment income and termination of incentive fee waivers period-over-period. The increase in professional fees, director's fees and other general and administrative expenses was driven by an amendment to the Expense Deferral Agreement period over period. Although we were initially capitalized on September 30, 2021, we commenced operations and began investing activities in May 2022. As a result, comparisons may not be meaningful.

For the nine months ended September 30, 2023 and 2022
Net operating expenses, increased by $80.8 million for nine months ended September 30, 2023 due to an increase in interest expense, management fees, performance based incentive fees and other expenses of $48.8 million, $11.3 million, $15.6 million, and $5.1 million, respectively. The increase in interest expenses was driven by an increase in average daily borrowings to $1.0 billion from $487.7 million period over period. The increase in management fees was driven by growth in the net asset value of the portfolio and termination of management fee waivers period-over-period. The increase in incentive fees was due to higher pre-incentive fee net investment income and termination of incentive fee waivers period-over-period. The increase in professional fees, director's fees and other general and administrative expenses was driven by an amendment to the Expense Deferral Agreement period over period. Although we were initially capitalized on September 30, 2021, we commenced operations and began investing activities in May 2022. As a result, comparisons may not be meaningful.

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
For the three and nine months ended September 30, 2023, we recorded $0.2 million and $0.2 million of U.S. federal excise tax, respectively. For the three and nine months ended September 30, 2022, we recorded $0.2 million for U.S. federal excise tax.
Net Change in Unrealized Gains (Loss) on Investments
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The table below presents the composition to the net change in unrealized gains (losses) for the following period:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net change in unrealized gain (loss) on investments	$10,355	$(1,881)	$15,228	$(13,280)
Net change in translation of assets and liabilities in foreign currencies	65	(1,139)	73	(1,343)
Net Change in Unrealized Gain (Loss)	$10,420	$(3,020)	$15,301	$(14,623)
For the three months ended September 30, 2023 and 2022
The net change in unrealized gain (loss) was primarily driven by an increase in the fair value of our debt investments compared to the initial purchase price. The primary driver of our portfolio's unrealized gain was primarily driven by a increase in the fair value of our debt investments due to current market conditions, including public market volatility, and credit spreads tightening. We were initially capitalized on September 30, 2021, we commenced operations and began investing activities in May 2022. As a result, comparisons may not be meaningful.

For the nine months ended September 30, 2023 and 2022
The primary driver of our portfolio's unrealized gain was primarily driven by an increase in the fair value of our debt investments primarily driven by an increase in the fair value of our debt investments due to current market conditions, including public market volatility. We were initially capitalized on September 30, 2021, we commenced operations and began investing activities in May 2022. As a result, comparisons may not be meaningful.
The tables below present the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Three Months Ended September 30, 2023
($ in thousands)
Halo Parent Newco, LLC	$2,304
Asurion, LLC	1,550
Minerva Holdco, Inc.	1,224
RealPage, Inc.	1,019
Covetrus, Inc.	678
Imprivata, Inc.	561
SailPoint Technologies Holdings, Inc.	847
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	(632)
Securiti, Inc.	(702)
Picard Holdco, Inc.	(1,063)
Remaining Portfolio Companies	4,569
Total	$10,355

Portfolio Company	For the Nine Months Ended September 30, 2023
($ in thousands)
Asurion, LLC	3,520
Minerva Holdco, Inc.	2,578
SailPoint Technologies Holdings, Inc.	1,645
Fullsteam Operations, LLC	1,241
RealPage, Inc.	1,226
Circana Group, L.P. (fka The NPD Group, L.P.)	1,182
Delta TopCo, Inc. (dba Infoblox, Inc.)	1,135
Halo Parent Newco, LLC	(78)
Securonix, Inc.	(1,017)
Picard Holdco, Inc.	(5,664)
Remaining Portfolio Companies	9,460
Total	$15,228

The tables below present the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Three Months Ended September 30, 2022
($ in thousands)
Barracuda Networks, Inc.	$(3,420)
Asurion, LLC	(2,566)
Minerva Holdco, Inc.	(1,487)
Help/Systems Holdings, Inc.	(974)
Five Star Lower Holding LLC	(666)
Dodge Data & Analytics LLC	(566)
CDK Global, Inc.	(371)
Imprivata, Inc.	(163)
The NPD Group, L.P.	(92)
Innovation Ventures HoldCo, LLC	(45)
Remaining Portfolio Companies	8,469
Total	$(1,881)

Portfolio Company	For the Nine Months Ended September 30, 2022
($ in thousands)
Asurion, LLC	$(5,050)
Minerva Holdco, Inc.	(4,285)
Barracuda Networks, Inc.	(3,420)
Help/Systems Holdings, Inc.	(2,262)
Dodge Data & Analytics LLC	(696)
Five Star Lower Holding LLC	(671)
RealPage, Inc.	(591)
Innovation Ventures HoldCo, LLC	(510)
Delta TopCo, Inc. (dba Infoblox, Inc.)	(445)
CDK Global, Inc.	(371)
Remaining Portfolio Companies	5,021
Total	$(13,280)
Net Realized Gains (Losses) on Investments
The table below presents the change to the realized gains and losses on sold investment portfolio companies for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net realized gain (loss) on investments	$581	$—	$579	$17
Net realized gain (loss) on foreign currency transactions	(56)	420	(132)	(123)
Net Realized Gain (Loss)	$525	$420	$447	$(106)

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
In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material. As of September 30, 2023 and December 31, 2022, our asset coverage ratio was 229.2% and 195.9%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitment we are required to fund. As of September 30, 2023, our weighted average cost of debt was 8.0%.
As of September 30, 2023, cash, taken together with our available debt capacity, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash need will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future. As of September 30, 2023, we had $278.8 million available under our credit facilities.
As of September 30, 2023, we had $48.6 million in cash. For the nine months ended September 30, 2023, we used $732.2 million in cash for operating activities, primarily as a result of funding portfolio investments of $920.4 million. Cash provided by financing activities was $752.7 million during the period, which was the result of proceeds from gross borrowings on our credit facilities of $1.1 billion, partially offset by repayments on our credit facilities of $849.0 million, and $666.8 million of proceeds from issuance of common shares.
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
The tables below present transactions with respect to shares of our common stock for the following period:

	For the Three Months Ended September 30, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	9,094,620	$93,388	915,792	$9,326	2,063,566	$21,068	12,073,978	$123,782
Shares/gross proceeds from the private placements	—	—	—	—	16,766,571	171,110	16,766,571	171,110
Reinvestment of distributions	313,503	3,200	12,098	124	1,037,611	10,587	1,363,212	13,911
Repurchased shares	(56,519)	(581)	(5,090)	(52)	(3,802,783)	(39,093)	(3,864,392)	(39,726)
Total shares/gross proceeds	9,351,604	$96,007	922,800	$9,398	16,064,965	$163,672	26,339,369	$269,077
Sales load	—	(473)	—	—	—	—	—	(473)
Total shares/net proceeds	9,351,604	$95,534	922,800	$9,398	16,064,965	$163,672	26,339,369	$268,604

	For the Nine Months Ended September 30, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	23,327,176	$237,937	1,956,913	$19,857	7,187,490	$72,863	32,471,579	$330,657
Shares/gross proceeds from the private placements	—	—	—	—	33,159,561	337,258	33,159,561	337,258
Reinvestment of distributions	696,870	7,148	20,460	211	3,078,216	31,628	3,795,546	38,987
Repurchased shares	(292,344)	(2,970)	(10,016)	(102)	(9,329,962)	(95,069)	(9,632,322)	(98,141)
Total shares/gross proceeds	23,731,702	242,115	1,967,357	19,966	34,095,305	346,680	59,794,364	608,761
Sales load	—	(1,099)	—	—	—	—	—	(1,099)
Total shares/net proceeds	23,731,702	$241,016	1,967,357	$19,966	34,095,305	$346,680	59,794,364	$607,662

	For the Three Months Ended September 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	5,154,115	$51,703	—	$—	975,702	$9,625	6,129,817	$61,328
Shares/gross proceeds from the private placements	—	—	—	—	16,335,421	162,488	16,335,421	162,488
Reinvestment of distributions	10,306	103	—	—	512,386	5,103	522,692	5,206
Repurchased shares	—	—	—	—	(675,034)	(6,703)	(675,034)	(6,703)
Total shares/gross proceeds	5,164,421	51,806	—	—	17,148,475	170,513	22,312,896	222,319
Sales load	—	(326)	—	—	—	—	—	(326)
Total shares/net proceeds	5,164,421	$51,480	—	$—	17,148,475	$170,513	22,312,896	$221,993

	For the Nine Months Ended September 30, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	5,229,416	$52,457	—	$—	5,960,702	$59,475	11,190,118	$111,932
Shares/gross proceeds from the private placements	—	—	—	—	70,346,774	702,379	70,346,774	702,379
Reinvestment of distributions	10,306	103	—	—	611,508	6,090	621,814	6,193
Repurchased shares	—	—	—	—	(675,034)	(6,703)	(675,034)	(6,703)
Total shares/gross proceeds	5,239,722	52,560	—	—	76,243,950	761,241	81,483,672	813,801
Sales load	—	(330)	—	—	—	—	—	(330)
Total shares/net proceeds	5,239,722	$52,230	—	$—	76,243,950	$761,241	81,483,672	$813,471
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
The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

For the Three and Nine Months Ended September 30, 2023
	Class S			Class D			Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 1, 2023	$10.02	$—	$10.02	$10.02	$—	$10.02	$10.02	$—	$10.02
February 1, 2023	$10.17	$—	$10.17	$10.17	$—	$10.17	$10.17	$—	$10.17
March 1, 2023	$10.15	$—	$10.15	$10.15	$—	$10.15	$10.15	$—	$10.15
April 3, 2023	$10.12	$—	$10.12	$10.12	$—	$10.12	$10.12	$—	$10.12
May 1, 2023	$10.15	$—	$10.15	$10.15	$—	$10.15	$10.15	$—	$10.15
June 1, 2023	$10.11	$—	$10.11	$10.11	$—	$10.11	$10.11	$—	$10.11
July 1, 2023	$10.14	$—	$10.14	$10.14	$—	$10.14	$10.14	$—	$10.14
August 1, 2023	$10.21	$—	$10.21	$10.21	$—	$10.21	$10.21	$—	$10.21
September 1, 2023	$10.26	$—	$10.26	$10.26	$—	$10.26	$10.26	$—	$10.26
(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2) Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

For the Three and Nine Months Ended September 30, 2022
	Class S			Class D			Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial offering price	$—	$—	$—	$—	$—	$—	10.00	$—	10.00
June 1, 2022	$9.96	$—	$9.96	$9.96	$—	$9.96	$9.96	$—	$9.96
July 1, 2022	$9.81	$—	$9.81	$9.81	$—	$9.81	$9.81	$—	$9.81
August 1, 2022	$10.00	$—	$10.00	$10.00	$—	$10.00	$10.00	$—	$10.00
September 1, 2022	$10.03	$—	$10.03	$10.04	$—	$10.04	$10.04	$—	$10.04
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
The tables below present cash distributions per share that were declared for the following periods:

For the Three and Nine Months Ended September 30, 2023
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 22, 2022	January 31, 2023	February 24, 2023	$0.07550	$1,010	$19	$6,766
January 25, 2023	January 31, 2023	February 24, 2023	0.07478	909	19	6,746
February 21, 2023	February 28, 2023	March 23, 2023	0.07478	1,019	27	7,110
March 22, 2023	March 31, 2023	April 26, 2023	0.07478	1,137	38	7,193
April 25, 2023	April 30, 2023	May 23, 2023	0.07478	1,296	45	7,464
May 22, 2023	May 31, 2023	June 26, 2023	0.07478	1,441	53	7,737
June 23, 2023	June 30, 2023	July 26, 2023	0.07478	1,702	83	7,916
June 23, 2023	July 31, 2023	August 22, 2023	0.07478	1,878	119	8,364
August 8, 2023	August 31, 2023	September 26, 2023	0.07478	1,999	138	8,893
August 8, 2023	September 30, 2023	October 26, 2023	0.07478	2,333	151	9,116
		Total	$0.74852	$14,724	$692	$77,305
(1) On June 23, 2023 the Company’s board of directors declared a special distribution of $0.02 per share, payable on or before November 30, 2023 to shareholders of record as of October 31, 2023. On August 8, 2023, the Company’s board of directors declared a distribution of $0.07478 per share, payable on or before November 30, 2023 to shareholders of record as of October 31, 2023.
(2) Distributions per share are gross of shareholder servicing fees.
(3) Distribution amounts are net of shareholder servicing fees.

For the Three and Nine Months Ended September 30, 2022
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
The tables below presents the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock for the following periods:

	For the Nine Months Ended September 30, 2023
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.84015	$108,443	117.0%
Net realized gain (loss) on investments	0.00365	579	0.6%
Distributions in excess of (undistributed) net investment income	(0.09528)	(16,301)	(17.6)%
Total	$0.74852	$92,721	100.0%
(1) Distributions per share are gross of shareholder servicing fees.
(2) Data in this table is presented on a consolidated basis. Refer to Note 11 "Financial Highlights" for amounts by share class.

	For the Nine Months Ended September 30, 2022
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.45730	$30,598	149.7%
Net realized gain (loss) on investments	0.00021	17	0.1%
Distributions in excess of (undistributed) net investment income	(0.15657)	$(10,173)	(49.8)%
Total	$0.30094	$20,442	100.0%
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
The table below presents our share repurchase activity:

For the Three and Nine Months Ended September 30, 2023
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 28, 2023	I	March 31, 2023	$35,173	$10.12	3,475,640
February 28, 2023	S	March 31, 2023	965	$10.12	95,317
May 25, 2023	I	June 30, 2023	20,802	$10.14	2,051,539
May 25, 2023	S	June 30, 2023	1,425	$10.14	140,508
May 25, 2023	D	June 30, 2023	50	$10.14	4,926
August 24, 2023	I	September 30,2023	39,093	$10.28	3,802,783
August 24, 2023	S	September 30, 2023	581	$10.28	56,519
August 24, 2023	D	September 30, 2023	52	$10.28	5,090
Total			$98,141		9,632,322

For the Three and Nine Months Ended September 30, 2022
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
August 25, 2022	I	September 30, 2022	$6,703	$9.93	675,034
Total			$6,703		675,034

Debt
Aggregate Borrowings
The tables below present our debt obligations as of the following periods:

	As of
	September 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$800,000	$558,641	$241,359	$(3,964)	$554,677
SPV Asset Facility I	750,000	520,000	7,536	(4,241)	515,759
SPV Asset Facility II	250,000	70,000	29,938	(2,463)	67,537
Series 2023A Notes	100,000	100,000	—	(954)	99,046
Total Debt	$1,900,000	$1,248,641	$278,833	(11,622)	$1,237,019
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

	As of
	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$750,000	$415,229	$18,647	$(4,567)	$410,661
SPV Asset Facility I	1,000,000	614,000	2,867	(6,747)	607,253
Total Debt	$1,750,000	$1,029,229	$21,514	(11,314)	$1,017,914
(1) The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Interest expense(1)	$22,286	$10,946	$61,350	$13,334
Amortization of debt issuance costs	1,034	682	2,435	1,044
Total Interest Expense	$23,320	$11,628	$63,785	$14,378

Average interest rate(2)(3)	8.1%	5.9%	8.0%	6.5%
Average daily outstanding borrowings(2)	$1,090,906	$736,753	$1,015,131	$487,736
(1) Prior period interest expense excludes approximately $0.6 million of financing fees incurred in connection with the Macquarie warehouse agreements prior to the commencement of operations on May 2, 2022.
(2) Prior period averages reflect the period from May 2, 2022, the date of the agreement, through September 30, 2022.
(3) Averages are calculated based on annualized amounts.

The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
September 30, 2023 (unaudited)	$558.6	2,292.1	—	N/A
December 31, 2022	415.2	1,958.8	—	N/A
SPV Asset Facility I
September 30, 2023 (unaudited)	$520.0	2,292.1	—	N/A
December 31, 2022	614.0	1,958.8	—	N/A
SPV Asset Facility II
September 30, 2023 (unaudited)	$70.0	2,292.1	—	N/A
June 2026 Notes
September 30,2023 (unaudited)	$100.0	2,292.1	—	N/A
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
The maximum principal amount of the Revolving Credit Facility is $800 million (increased from $400.0 million to $725.0 million on June 22, 2022, from $725 million to $750 million on November 14, 2022 and from $750 million to $800 million on July 12, 2023), subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.75 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans, with the aggregate principal amount of outstanding swingline loans of any swingline lender being limited to up to $50 million, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
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
SPV Asset Facility I
On April 27, 2022, Tech Income Funding I LLC (“Tech Income Funding I”), a Delaware limited liability company and a newly formed subsidiary of ours entered into a Credit Agreement( the "SPV Asset Facility I" among Tech Income Funding I, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility I Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as

Collateral Custodian. On May 6, 2022 (the "SPV Asset Facility I Closing Date"), in connection with SPV Asset Facility I, Tech Income Funding I entered into a Margining Agreement (the "Margining Agreement"), with Goldman Sachs Bank USA, as Administrative Agent. The following describes the terms of the SPV Asset Facility I as amended through July 31, 2023 (the "SPV Asset Facility I Amendment Date").
Following the SPV Asset Facility I Amendment Date, from time to time, we expect to sell and contribute certain investments to Tech Income Funding I pursuant to a Sale and Contribution Agreement by and between us and Tech Income Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Tech Income Funding I, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Tech Income Funding I through our ownership of Tech Income Funding I. The maximum principal amount which may be borrowed under the SPV Asset Facility I is $750 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Tech Income Funding I’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits and other portfolio tests.
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
Amounts drawn bear interest at a reference rate (initially term SOFR) plus a spread of 2.75% and the spread is payable on the amount by which the undrawn amount exceeds a minimum threshold, initially zero and ramping to 70% of the commitment amount. The undrawn amount of the commitment not subject to such spread payment is subject to an undrawn fee of 0.50% per annum. Certain additional fees are payable on each payment date to Goldman Sachs as Administrative Agent. In addition, under the SPV Asset Facility I Margining Agreement and the SPV Asset Facility I, Tech Income Funding I is required to post cash margin (or in certain cases, additional eligible assets) to the Administrative Agent if a borrowing base deficiency occurs or if the weighted average price gap (as defined in the SPV Asset Facility I Margining Agreement), which is a measure of the excess of the aggregate market value assigned by the Administrative Agent to Tech Income Funding I’s assets over the total amount drawn under the SPV Asset Facility I, falls below a threshold level.
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

Series 2023A Notes
On July 6, 2023, we entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $100 million in aggregate principal amount of Series 2023A Notes, due July 6, 2026, with a fixed interest rate of 8.25% per year (the “Series 2023A Notes”), to qualified institutional investors in a private placement. The Series 2023A Notes are guaranteed by OR Tech Lending IC LLC, ORTIC BC 1 LLC and ORTIC BC 2 LLC, subsidiaries of ours.
Interest on the Series 2023A Notes will be due semiannually on January 6 and July 6 each year, beginning on January 6, 2024. The Series 2023A Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the Series 2023A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Series 2023A Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, a minimum net worth of $347.1 million and a minimum asset coverage ratio of 1.50 to 1.00.
In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the Series 2023A Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the Series 2023A Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the Note Purchase Agreement) occurs, the Series 2023A Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the Series 2023A Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the Series 2023A Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the Series 2023A Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of ours, certain judgments and orders and certain events of bankruptcy.

Off-Balance Sheet Arrangements

Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. We had the following outstanding commitments to fund investments in current portfolio companies as of the following periods:

		As of
Portfolio Company	Investment	September 30, 2023	December 31, 2022
($ in thousands)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	$3,011	$—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	1,515	1,515
AmeriLife Holdings LLC	First lien senior secured revolving loan	1,894	2,273
Anaplan, Inc.	First lien senior secured revolving loan	6,481	6,481
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	11,285	16,366
Appfire Technologies, LLC	First lien senior secured revolving loan	1,633	1,539
Armstrong Bidco Limited	First lien senior secured delayed draw term loan	—	3,734
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	—	870
Avalara, Inc.	First lien senior secured revolving loan	2,273	2,273
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	3,077	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	4,103	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	124	195
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	246	246
Certinia, Inc.	First lien senior secured revolving loan	5,882	—
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	7,429	7,973
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	750	750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	375	375
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	344	—
Entrata, Inc.	First lien senior secured revolving loan	3,941	—
Finastra USA, Inc.	First lien senior secured revolving loan	4,940	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	19,934
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	7,600	7,600
Grayshift, LLC	First lien senior secured revolving loan	5,806	5,806
Hyland Software, Inc.	First lien senior secured revolving loan	1,919	—
Hyperion Refinance S.a.r.l (dba Howden Group)	First lien senior secured delayed draw term loan	—	17,714
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	3,623	4,963
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,085	2,010
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	1,350	1,350
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	12,716	—
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	5,934	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	4,911	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,135	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	913	652
Kaseya Inc.	First lien senior secured delayed draw term loan	3,803	4,050
Kaseya Inc.	First lien senior secured revolving loan	3,038	4,050

		As of
Portfolio Company	Investment	September 30, 2023	December 31, 2022
ManTech International Corporation	First lien senior secured delayed draw term loan	6,698	10,400
ManTech International Corporation	First lien senior secured revolving loan	5,590	5,590
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	4,743	5,650
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	932	847
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	4,118	—
Omnia Partners, LLC	First lien senior secured delayed draw term loan	172	—
OneOncology LLC	First lien senior secured delayed draw term loan	5,357	—
OneOncology LLC	First lien senior secured revolving loan	2,857	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	534	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954	954
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182	2,182
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	4,412	4,412
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	1,513	1,891
Rubrik, Inc.	First lien senior secured delayed draw term loan	5,876	1,857
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	10,896	10,896
Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	1,240	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	5,658	7,716
Smarsh Inc.	First lien senior secured delayed draw term loan	3,333	3,333
Smarsh Inc.	First lien senior secured revolving loan	267	1,667
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	331	118
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369	1,369
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071	1,071
Zendesk, Inc.	First lien senior secured delayed draw term loan	14,633	14,633
Zendesk, Inc.	First lien senior secured revolving loan	6,026	6,026
Total Unfunded Portfolio Company Commitments		$208,672	$196,890
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of September 30, 2023, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
As of June 8, 2022, we settled the 4 warehouse investments that the Financing Providers purchased having an aggregate aggregate cost of $127.0 million. As of September 30, 2023, there were no purchase agreements outstanding with the Financing Providers.
Organizational and Offering Costs
The Adviser and its affiliates have incurred organization and offering costs on our behalf in the amount of none and $0.5 million for the three and nine months ended September 30, 2023, respectively, and $3.7 million for the period from June 22, 2021 (Inception) to September 30, 2022, of which, no organization and offering costs have been charged to us as of September 30, 2023 and September 30, 2022, respectively. Under the Investment Advisory Agreement, there will be no liability on our part for the offering or organization costs funded by the Adviser or its affiliates until we have satisfied the minimum offering requirement. At such time, the Adviser will be entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs funded by the Adviser or its affiliates have been recovered.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2023, management was not aware of any pending or threatened litigation.
Expense Deferral Agreement
On March 23, 2022, we and the Adviser entered into the expense deferral agreement (the “Expense Deferral Agreement”), under which the Adviser has agreed to incur and pay all of our expenses, other than amounts used to pay interest expense and shareholder servicing and/or distribution fees, until we met certain conditions related to the amount of subscriptions it received. The expenses subject to deferral did not include expenses that (1) were previously classified as Expense Payments or Reimbursement Payments under the Expense Support Agreement, or (2) Organization and Offering Expenses in excess of 1.50% of the gross offering proceeds from the sale of our securities.
On May 9, 2023, we and the Adviser amended the Expense Deferral Agreement to provide that the Adviser's obligation to incur and pay our expenses would cease as of April 30, 2023, and that we would repay the expenses previously incurred by the Adviser on our behalf in eighteen equal installments, upon meeting specified conditions. As of September 30, 2023 and December 31, 2022, the Adviser has incurred total expenses of $12.1 million and $8.8 million, respectively, which includes organization and offering costs of $4.6 million and $4.1 million, respectively, under the Expense Deferral Agreement. The first installment will become an obligation of ours when we reach $1.75 billion in Net Subscriptions received from the sale of our common shares, and each of the seventeen remaining installments will become an obligation of ours for each $75 million in Net Subscriptions received from the sale of our common shares thereafter. As of September 30, 2023, Net Subscriptions received from the sale of our common shares were $1.5 billion.
The Expense Deferral Agreement may be terminated at any time, without the payment of any penalty, by us or the Adviser, with or without notice, and will automatically terminate (i) in the event of the termination of the Investment Advisory Agreement, or (ii) if the Board makes a determination to dissolve or liquidate us. However, our obligation to repay to the Adviser the expenses incurred by the Adviser on our behalf upon meeting the specified conditions will survive any termination of the agreement.
The total expenses incurred by the Adviser on behalf of the Company for the nine months ended September 30, 2023 and for the period from June 22, 2021 (Inception) to September 30, 2022 were $3.3 million and $6.5 million, respectively. There were no expenses incurred for the three months ended September 30, 2023.
Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities as of September 30, 2023:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$554,677	$—	$—	$554,677	$—
SPV Asset Facility I	515,759	—	—	515,759	—
SPV Asset Facility II	67,537	—	—	67,537	—
Series 2023A Notes	99,046	—	99,046	—	—
Total Contractual Obligations	$1,237,019	$—	$99,046	$1,137,973	$—

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
Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by our Adviser, as the valuation designee, based on, among other things, independent third-party valuation firm(s) engaged at the direction of our Adviser.
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
We apply ASC 820, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
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
Financial and Derivative Instruments
Pursuant to ASC 815 Derivatives and Hedging, all derivative instruments entered into by us are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. Rule 18f-4 was adopted by the SEC in December 2020 and became effective in August 2022. Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. We do not currently use derivatives.
Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. We currently qualify as a “limited derivatives user” and expect to continue to do so. We adopted a derivatives policy by Rule 18f-4’s August 2022 compliance date, and comply with the recordkeeping requirements.

Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest or dividends represent accrued interest or dividends that are added to the principal amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a certain liquidation event. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
Distributions
We have elected to be treated for U.S. federal income tax purposes, and qualify annually thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distributions for tax purposes equal to at least 90 percent of the sum of our:
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
Income Taxes
We have elected to be treated as a BDC under the 1940 Act. We have also elected to be treated as a RIC under the Code beginning with the taxable year ending December 31, 2021, and continue to qualify for tax treatment as a RIC. So long as we maintain our tax treatment as a RIC, we generally will not pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.
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
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2022. As applicable, our prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
Recent Developments
Revolving Credit Facility Amendment
On October 23, 2023, we entered into the First Amendment to the Revolving Credit Facility (the “First Amendment”), which amends the Revolving Credit Facility. The parties to the First Amendment include us, as Borrower, the subsidiary guarantors party thereto solely with respect to Section 6.8 therein, the lenders party thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent. The First Amendment, among other things, (i) extends the revolver availability period from May 2026 to October 2027, (ii) extends the scheduled maturity date from April 2027 to October 2028, (iii) converts a portion of the revolver availability into term loan availability, (iv) increases the total facility amount from $800 million to $875 million and (v) reduces the credit adjustment spread for Term Benchmark Loans from 0.10% for one-month tenor Loans, 0.15% for three-month tenor Loans and 0.25% for six-month tenor Loans to 0.10% for all Loan tenors.
Amended and Restated Bylaws
On November 6, 2023, the Board approved Amended and Restated Bylaws (the “Third Amended and Restated Bylaws”), to be effective as of November 6, 2023. The Third Amended and Restated Bylaws clarify that the exclusive forum provisions do not apply to claims arising under state law. All of the other provisions of our bylaws shall remain in full force and effect.
Equity Raise Proceeds
As of November 9, 2023, we have issued approximately 35.9 million shares of our Class S common stock, approximately 136.3 million shares of our Class I common stock and approximately 2.3 million shares of our Class D common stock and has raised total gross proceeds of approximately $364.6 million, $1,370.1 million, and $23.1 million, respectively, including seed capital of $1,000 contributed by our Adviser in September 2021 and approximately $50.0 million in gross proceeds raised from Feeder FIC ORTIC and Blue Owl Holdings, entities affiliated with our Adviser. In addition, we have received $73.4 million in subscription payments which we accepted on November 3, 2023, which are pending our determination of the net asset value per share applicable to such purchase.

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
As of September 30, 2023, 100.0% of our debt investments based on fair value were floating rates. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 0.7% and the majority of our debt investments have a floor of 0.8%. The Revolving Credit Facility, the SPV Asset Facility I, and the SPV Asset Facility II, bear interest at variable interest rates with no interest rate floor.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$79,929	$34,459	$45,470
Up 200 basis points	$53,286	$22,973	$30,313
Up 100 basis points	$26,643	$11,486	$15,157
Down 100 basis points	$(26,643)	$(11,486)	$(15,157)
Down 200 basis points	$(53,286)	$(22,973)	$(30,313)
Down 300 basis points	$(79,929)	$(34,459)	$(45,470)
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

Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and, Use of Proceeds, and Issuer Purchases of Equity Securities.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC. In order to satisfy the reinvestment portion of our dividends for the nine months ended September 30, 2023, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class
1/26/2023	12/31/2022	36,572	$10.02	S
1/26/2023	12/31/2022	224	$10.02	D
1/26/2023	12/31/2022	275,682	$10.02	I
2/24/2023	1/31/2023	94,197	$10.17	S
2/24/2023	1/31/2023	1,256	$10.17	D
2/24/2023	1/31/2023	555,544	$10.17	I
3/23/2023	2/28/2023	50,334	$10.15	S
3/23/2023	2/28/2023	863	$10.15	D
3/23/2023	2/28/2023	289,495	$10.15	I
4/26/2023	3/31/2023	55,307	$10.12	S
4/26/2023	3/31/2023	1,795	$10.12	D
4/26/2023	3/31/2023	291,542	$10.12	I
5/23/2023	4/30/2023	68,183	$10.15	S
5/23/2023	4/30/2023	1,897	$10.15	D
5/23/2023	4/30/2023	304,576	$10.15	I
6/26/2023	5/31/2023	78,774	$10.11	S
6/26/2023	5/31/2023	2,327	$10.11	D
6/26/2023	5/31/2023	323,765	$10.11	I
7/26/2023	6/30/2023	94,741	$10.14	S
7/26/2023	6/30/2023	3,916	$10.14	D
7/26/2023	6/30/2023	331,271	$10.14	I
8/22/2023	7/31/2023	105,897	$10.21	S
8/22/2023	7/31/2023	4,127	$10.21	D
8/22/2023	7/31/2023	342,867	$10.21	I
9/22/2023	8/31/2023	112,864	$10.26	S
9/22/2023	8/31/2023	4,054	$10.26	D
9/22/2023	8/31/2023	363,473	$10.26	I
We commenced a share repurchase program pursuant to which we intend to conduct quarterly repurchase offers to allow our shareholders to tender their shares at a price equal to the net offering price per share for the applicable class of shares on each date of repurchase.
Our Board has complete discretion to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of our Board, we may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares. All shares purchased by us pursuant to the terms of each offer to repurchase will be retired and thereafter will be authorized and unissued shares. The purpose of the offers to repurchase is to provide shareholders with the potential for a measure of liquidity since there is otherwise no public market for shares of our common stock.
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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
August 25, 2022	I	September 30, 2022	$6,703	$9.93	675,034
February 28, 2023	I	March 31, 2023	$35,173	$10.12	3,475,640
February 28, 2023	S	March 31, 2023	$965	$10.12	95,317
May 25, 2023	I	June 30, 2023	$20,802	$10.14	2,051,539
May 25, 2023	S	June 30, 2023	$1,425	$10.14	140,508
May 25, 2023	D	June 30, 2023	$50	$10.14	4,926
August 24, 2023	I	September 30,2023	$39,093	$10.28	3,802,783
August 24, 2023	S	September 30, 2023	$581	$10.28	56,519
August 24, 2023	D	September 30, 2023	$52	$10.28	5,090

Item 3. Defaults Upon Senior Disclosures.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information

Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Amended and Restated Bylaws
On November 6, 2023, the Board approved Amended and Restated Bylaws (the “Third Amended and Restated Bylaws”), to be effective as of November 6, 2023. The Third Amended and Restated Bylaws clarify that the exclusive forum provisions do not apply to claims arising under state law. All of the other provisions of the Company’s bylaws shall remain in full force and effect.

Item 6. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibits
3.1
Articles of Amendment and Restatement, dated February 23, 2021, as amended through June 22, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 10, 2023).

3.2*	Third Amended and Restated Bylaws, dated November 6, 2023.
10.1
License Agreement, dated as of July 6, 2023, between Blue Owl Technology Income Corp. and Blue Owl Capital Holdings LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 6, 2023).

10.2
Master Note Purchase Agreement, dated July 6, 2023, between Blue Owl Technology Income Corp. and the purchasers party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 7, 2023).

10.3
Amendment No. 1 to the Credit and Margining Agreement, dated as of July 31, 2023 by and among Tech Income Funding I LLC, as Borrower, the Lenders referred to therein, Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian (incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 3, 2023).

10.4*
First Amendment to Senior Secured Credit Agreement, dated as of October 23, 2023, between Blue Owl Technology Income Corp., the Lenders and Issuing Banks party thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Technology Income Corp.

Date: November 9, 2023	By:	/s/ Craig W. Packer
Craig W. Packer Chief Executive Officer

Blue Owl Technology Income Corp.

Date: November 9, 2023	By:	/s/ Bryan Cole
Bryan Cole Chief Financial Officer and Chief Operating Officer