Form 10-K
period 2023-12-31
Blue Owl Technology Income Corp.
filed 2024-03-06
CIK 1869453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 814-01445
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management`s assessment of the effectiveness of its internal control over financial reporting under Section 4040(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of common stock held by non-affiliates as of June 30, 2023 has not been provided because there is no established market for the registrant’s shares of common stock.
As of March 6, 2024, the registrant had 44,775,418, 1,305,159, and 153,225,828 shares of Class S, Class D and Class I common stock, $0.01, par value per share, outstanding, respectively.

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
•the impact of elevated interest and inflation rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, and the risk of recession or a shutdown of government could impact our business prospects and the prospects of our portfolio companies;
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
•our ability to qualify for and maintain our tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”); under the Investment Company Act of 1940, as amended (the "1940 Act");
•the impact that environmental, social and governance matters could have on our brand and reputation and our portfolio companies;
•the effect of legal, tax and regulatory changes;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of artificial intelligence and machine learning technology;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine and the escalated conflict in the Middle-East, including the Israel-Hamas conflict, and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I
Item 1. Business

Our Company

Blue Owl Technology Income Corp., was formed on June 22, 2021 as a corporation under the laws of the State of Maryland. We are an externally managed, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We have elected to be treated, and intend to operate in a manner so as to continue to qualify annually, as a RIC under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements. As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described herein. We will not invest more than 30% of our total assets in companies whose principal place of business is outside the United States. See “— Regulation as a Business Development Company” and “— Certain U.S. Federal Income Tax Considerations.”
We are advised by the Adviser pursuant to an investment advisory agreement. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Since our Adviser’s affiliates began its investment activities in April 2016 through December 31, 2023, our Adviser or its affiliates have originated $90.6 billion aggregate principal amount of investments across multiple industries, of which $86.9 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
We invest in a broad range of established and high growth technology-related companies that are capitalizing on the large and growing demand for technology products and services. These companies use technology extensively to improve their business processes, applications and opportunities or seek to grow through technological developments and innovations. These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet and digital media. Within each industry or sector, we intend to invest in companies that are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes, to solve problems. We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our total assets in such businesses.
Our investment objective is to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation form our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles. We expect to leverage Blue Owl’s, and in particular, the Adviser’s investment team's extensive network of relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $50 million and that are backed by venture capital firms or private equity firms that are active investors in and have an expertise in technology companies and technology-related industries. Our target investments typically will range in size between $20 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, with a lesser allocation to equity or equity-linked opportunities. We anticipate that generally any equity related securities we hold will be minority positions. Our investment size will vary with the size of our capital base and we anticipate that our average investment size will be 1-2% of our entire portfolio with no investment size greater than 5%; however, from time to time certain of our investments may comprise greater than 5% of our portfolio.
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
As of December 31, 2023, based on fair value, our portfolio consisted of 84.8% first lien senior debt investments (of which 39.0% we consider to be unitranche debt investments (including "last out" portions of such loans)), 7.4% second lien senior secured debt investments, 6.5% preferred equity investments, and 1.3% common equity investments. Approximately, 99.9% of our debt investments based on fair value, as of December 31, 2023 are floating rate in nature, the majority of which are subject to an interest rate floor. As of December 31, 2023, we had investments in 115 portfolio companies with an aggregate fair value of $3.2 billion, based on fair value.

As of December 31, 2023, our portfolio was invested across 26 different industries. The largest industries in our portfolio as of December 31, 2023 was Systems Software, which represented, as a percentage of our portfolio, 24.0%, based on fair value.
We rely on an exemptive order issued to an affiliate of the Adviser that permits us to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. We are currently offering on a best efforts, continuous basis up to $5,000,000,000 in any combination of amount of shares of Class S, Class D, and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). No upfront selling commission, dealer manager fees, or other similar placement fees will be paid to the Company or Dealer Manager with respect to the Class S and Class D shares, however, if such Class S shares or Class D shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charges to 3.50% of the net offering price per share for each Class S share and 1.50% of the net offering price per share for each Class D share. Class I shares are not subject to upfront selling commissions. Class S, Class D and Class I shares were offered at initial purchase prices per share of $10.00. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with the Company’s share pricing policy, plus applicable upfront selling commissions.
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
On October 6, 2021, we received a subscription agreement, totaling $50.0 million for the purchase of Class I common shares of our common stock from entities affiliated with the Adviser. As of December 31, 2022, we had called all of the $50.0 million commitment and commenced our initial public offering.
Since meeting the minimum offering requirement and commencing our continuous public offering through December 31, 2023, we have issued 39,654,774 shares of Class S common stock, 2,541,479 shares of Class D common stock, and 16,914,319 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $403.4 million, $25.8 million, and $170.3 million, respectively, including $1,000 of seed capital contributed by the Initial Shareholder. We have issued 131,585,710 shares of our Class I common stock to feeder vehicles primarily created to hold our Class I common stock in a private offering (the “Private Offering”) and raised gross proceeds of approximately $1.3 billion. The Private

Offering was exempt from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) and/or Regulation S thereunder.
We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a monthly basis, as determined by our board of directors (“the Board” or “our Board”) in its discretion.
To achieve our investment objective, we leverage Blue Owl’s and, in particular the Adviser's investment team's extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective.
We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 150%. This means that generally, we can borrow up to $2 for every $1 of investor equity. We currently have in place a senior secured revolving credit facility and two special purpose vehicle asset credit facilities, and in the future may enter into additional credit facilities. Additionally, we have also issued unsecured notes which were issued in a private placement, and in the future may issue additional unsecured notes. We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio and proceeds from our continuous public offering and the Private Offering, to finance our investment objectives. See “— Regulations as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Debt.”

The Adviser and Administrator – Blue Owl Technology Credit Advisors II LLC

Blue Owl Technology Credit Advisors II LLC serves as our investment adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) between us and the Adviser. See “Investment Advisory Agreement” below. The Adviser also serves as our Administrator pursuant to an administration agreement between us and the Adviser (the “Administration Agreement”). See “Administration Agreement" below. The Adviser is a Delaware limited liability company that is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl and part of Blue Owl’s Credit platform, which focuses on direct lending. Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies. Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Capital Advisors LLC (“OCA”), Blue Owl Credit Diversified Advisors LLC (“ODCA”), Blue Owl Technology Advisors LLC (“OTCA”), and Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with the Adviser, OCA, ODCA, and OTCA the “Blue Owl Credit Advisers”), which are also registered investment advisers.
Blue Owl’s Credit platform is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s investment committees. Blue Owl’s Credit platform has four investment committees, each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Technology Lending Investment Committee is comprised of Erik Bissonnette, Pravin Vazirani and Jon ten Oever. The Adviser has limited operating history. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations and provides investment advisory and management services to us.
As of December 31, 2023, the Blue Owl Credit Advisers managed $84.6 billion in assets under management (“AUM”). The Blue Owl Credit Advisers focus on direct lending to middle-market companies primarily in the United States across the following four investment strategies, which are offered through BDCs, private funds, and separately managed accounts:

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
	The diversified lending strategy is primarily offered through four BDCs: Blue Owl Capital Corporation (“OBDC”), Blue Owl Capital Corporation II (“OBDC II”), Blue Owl Capital Corporation III (“OBDC III”), and Blue Owl Credit Income Corp. (“OCIC”).	As of December 31, 2023, the diversified lending strategy had $49.3 billion of assets under management.
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

The technology lending strategy is primarily offered through three BDCs: the Company, Blue Owl Technology Finance Corp. (“OTF”) and Blue Owl Technology Finance Corp. II (“OTF II” and together with the Company, OBDC, OBDC II, OBDC III, OCIC and OTF, the “Blue Owl BDCs”).
As of December 31, 2023, the technology lending strategy had $20.0 billion of assets under management.
First Lien Lending. The first lien lending strategy seeks to realize current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to middle market businesses based primarily in the United States.
	The first lien lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2023, the first lien lending strategy had $3.6 billion of assets under management.
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
	The opportunistic lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2023, the opportunistic lending strategy had $2.4 billion of assets under management.

We refer to the Blue Owl BDCs and the private funds and separately managed accounts managed by the Blue Owl Credit Advisers, as the “Blue Owl Credit Clients.” In addition to the Blue Owl Credit Clients, Blue Owl’s Credit platform includes a liquid credit strategy, which focuses on the management of collateralized loan obligations (“CLOs”). As of December 31, 2023, the liquid credit strategy had $8.2 billion of assets under management. Blue Owl’s Credit platform also employs various other investment strategies to pursue long-term capital appreciation and risk adjusted returns including (i) direct investments in strategic equity assets, with a focus on single-asset GP-led continuation funds, and (ii) mid-to-late-stage biopharmaceutical and healthcare companies. As of December 31, 2023, these strategies had $1.2 billion of assets under management.

Blue Owl Credit Clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Blue Owl Credit Advisers have put in place an investment allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act. See, “ITEM 13. CERTAIN RELATIONS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.”
In addition, we rely on an order for exemptive relief (as amended, the “Order”) that has been granted to our Adviser and its affiliates by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
The Blue Owl Credit Advisers’ allocation policy incorporates the conditions of the Order. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Blue Owl Credit Clients that could avail themselves of the exemptive relief and that have an investment objective similar to ours. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, even if such private funds did not have an investment in such existing portfolio company. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.
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
Secular Trends Supporting Growth for Private Credit. According to Gartner, a research and advisory company, global technology spend was $4.7 trillion in 2023 and is expected to grow to more than $5.1 trillion in 2024. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even after the public markets reopen to normal levels. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2023, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
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
Attractive Opportunities in Investments in Technology Companies. We invest in the debt and equity of technology companies. We believe that opportunities in the debt of technology companies are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issued with floating interest rates offers a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are generally secured by the issuer’s assets, which may provide protection in the event of a default.
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
We believe that there is currently an opportunity for us to be a “first mover” as a specialized debt financing provider in the technology sector. We believe the technology sector to be underserved and, other than Blue Owl Technology Finance Corp. and Blue Owl Technology Finance Corp. II, we are not aware of any entities currently serving the sector that have large pools of capital dedicated to the space and that do not operate competing businesses.
Experienced Team With Expertise Across all Levels of the Corporate Capital Structure. The members of the Technology Lending Investment Committee have over 25 years of experience in private lending and investing at all levels of a company’s capital structure, including in high yield securities, leveraged loans, high yield credit derivatives, distressed securities, and equity securities, as well as experience in operations, corporate finance, mergers and acquisitions and workout restructuring. The members of the Technology Lending Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. Moreover, certain members of the Technology Lending Investment Committee and other executives and employees of the Adviser and its affiliates have operating and/or investing experience on behalf of business development companies. In addition, through its West Coast Office, our Adviser has a significant presence in Silicon Valley to better serve financial sponsors operating in the technology sector. We believe this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of technology companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on our investments and offering a diverse product set to help meet borrower’s needs.
Distinctive Origination Platform. We anticipate that a substantial majority of our investments will be sourced directly and that our origination platform will provide us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries.
The Investment Team includes 115 investment professionals (over 30 of whom are dedicated to technology investing) and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team is fully dedicated to direct lending and has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors, venture capital firms, entrepreneurs and companies. In addition, we believe that as a result of the formation of Blue Owl the investment team has enhanced sourcing capabilities because of their ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers, which we believe may broaden our deal funnel and result in an increased pipeline of deal opportunities.
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
Since OCA’s inception in April 2016 through December 31, 2023, the Adviser and its affiliates have reviewed over 9,000 opportunities (of which approximately $650 billion were technology-related) and have sourced potential investment opportunities from more than 700 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl’s relationships, allowing it to be highly selective in the transactions it pursues.
Provide Customized Financing Complementary to Financial Sponsors’ Capital. We offer a broad range of investment structures and possess expertise and experience to effectively structure and price investments in technology companies. We offer customized financing solutions ranging from senior debt to equity capital. Unlike many of our competitors that we believe are restricted to smaller investment sizes and only invest in companies that fit a specific set of investment parameters, we have the scale and flexibility to structure our investments to suit the particular needs of our portfolio companies. As a result, we believe that our capital will be viewed as an attractive and complimentary source of capital, both by the portfolio company and by the portfolio company’s financial sponsor.
Potential Long-Term Investment Horizon. We believe our potential long-term investment horizon gives us flexibility, allowing us to maximize returns on our investments in technology companies. We invest using a long-term focus, which we believe provides us with the opportunity to increase total returns on invested capital, as compared to other private company investment vehicles or investment vehicles with daily liquidity requirements (e.g., open-ended mutual funds and ETFs).
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

Investment Selection
The Adviser applies rigorous and established investment selection and underwriting criteria. Although not exhaustive, our Adviser expects that our investments will typically have many of the following attributes:
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
Established Companies. We seek to invest in companies with established business models, products and costumers and that have demonstrated, or have a plan to achieve, sound financial performance and a history of profitability which we believe tend to be well-positioned to generate consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share. We seek to invest in later stage companies, including market leaders providing mission critical solutions, serving less cyclical end-markets and with highly recurring revenue and strong customer retention. The Adviser does not intend to invest in start-up companies with speculative business plans.
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
Diversified Customer and Supplier Base. We generally seek to invest in technology companies that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.
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
Investments in Different Portfolio Companies and Industries. We seek to invest broadly among portfolio companies and industries, thereby potentially reducing the risk of any one company or industry having a disproportionate impact on the value of our portfolio; however, there can be no assurances in this regard. We seek to structure larger transactions and invest in recession-resistant industries that we are familiar with. We target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).

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
Selective Investment Process. After an investment has been identified and preliminary diligence has been completed, a Technology Lending Investment Committee memorandum is prepared. This report is reviewed by the members of the Investment Team in charge of the potential investment and generally includes information on downside protection, asset coverage and collateral. If these members of the Investment Team are in favor of the potential investment, then a more extensive due diligence process, which may include significant analysis and focus on strategy and potential to recover par in default scenarios, is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.
Structuring and Execution. Approval of an investment requires the approval of a majority of the Technology Lending Investment Committee. Once the Technology Lending Investment Committee has determined that a prospective portfolio company is suitable for investment, the Adviser works with the management team of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment. With respect to an investment in broadly syndicated loans, a majority of the Technology Lending Investment Committee may approve parameters or guidelines pursuant to which the investment may be made.
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
An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with oversight of the Technology Lending Investment Committee and/or other Blue Owl agent. Once an investment is on the credit watch list, the Adviser works with the borrower prior to payment default to resolve financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery. If an investment needs to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Technology Lending Investment Committee.

Structure of Investments
Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments.
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
Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We generally invest in the following types of debt:
•First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer's capital structure and has the benefit of a first priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand alone first-lien loans, "unitranche" loans (including "last out" portions of such loans), and secured corporate bonds with similar features to these categories of first-lien loans. As of December 31, 2023, 39.0% of our first lien debt was comprised of unitranche loans.
◦Stand-alone first lien loans. Stand-alone first-lien loans are traditional first-lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest.
◦Unitranche loans. Unitranche loans (including the “last out” portions of such loans) combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In many cases, we may provide the issuer most, if not all, of the capital structure above their equity. The primary advantages to the issuer are the ability to negotiate the entire debt financing with one lender and the elimination of intercreditor issues. “Last out” first-lien loans have a secondary priority behind super-senior “first out” first-lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first-lien loan are typically set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second-lien lenders often are subject. Among the types of first-lien debt in which we may invest, “last out” first-lien loans generally have higher effective interest rates than other types of first-lien loans, since “last out” first-lien loans rank below standalone first-lien loans.
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
•Broadly syndicated loans. Broadly syndicated loans (whose features are similar to those described under “First-lien debt” and “Second-lien debt” above) are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs, and enterprise values larger than the middle-market characteristics described above. The proceeds of broadly syndicated loans are often used for leveraged buyout transactions, mergers and acquisitions, recapitalizations, refinancings, and financing capital expenditures. Broadly syndicated loans are typically distributed by the arranging bank to a diverse group of investors primarily consisting of: CLOs; senior secured loan and high yield bond mutual funds; closed-end funds, hedge funds, banks, and insurance companies; and finance companies. A borrower must comply with various covenants contained in a loan agreement or note purchase agreement between the borrower and the holders of the broadly syndicated loan. The broadly syndicated loans in which we invest may include loans that are considered “covenant-lite” loans, because of their lack of a full set of financial maintenance covenants.
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
Specialty Financing Portfolio Companies. We may make equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our specialty financing companies include LSI Financing I (“LSI Financing”), a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements in the life sciences space.

Investment Portfolio

We were initially capitalized on September 30, 2021 and commenced operations and began investing activities in May 2022.
As of December 31, 2023 and 2022, we had made investments with an aggregate fair value of $3.2 billion and $2.0 billion in 115 and 63 portfolio companies, respectively. The table below presents our investments at amortized cost and fair value as of the following periods:

	As of
	December 31, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
First-lien senior secured debt investments	$2,731,855	$2,750,873	$19,018	$1,559,332	$1,558,578	$(754)
Second-lien senior secured debt investments	244,033	240,627	(3,406)	235,671	226,686	(8,985)
Preferred equity investments(1)	208,036	211,797	3,761	185,520	181,670	(3,850)
Common equity investments	40,704	43,444	2,740	29,967	29,935	(32)
Total Investments	$3,224,628	$3,246,741	$22,113	$2,010,490	$1,996,869	$(13,621)
(1) Includes equity investment in LSI Financing. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding LSI Financing.
As of December 31, 2023 and 2022, we had outstanding commitments to fund unfunded investments totaling $0.3 billion and $0.2 billion, respectively.

We use Global Industry Classification Standards (“GICS”) for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods::

	As of
	December 31, 2023	December 31, 2022
Aerospace & Defense	1.8%	2.2%
Application Software	12.9%	18.2%
Banks	1.9%	—%
Beverages	1.5%	2.5%
Buildings & Real Estate	0.6%	1.0%
Building Products	0.3%	—%
Commercial Services & Supplies	3.8%	5.1%
Construction & Engineering	0.5%	0.5%
Containers & Packaging	0.8%	1.1%
Diversified Consumer Services	1.2%	1.5%
Diversified Financial Services	2.8%	2.5%
Electrical Equipment	3.1%	5.0%
Energy Equipment & Services	0.2%	—%
Food & Staples Retailing	4.5%	7.5%
Health Care Equipment & Supplies	1.9%	0.2%
Health Care Providers & Services	5.2%	3.1%
Health Care Technology	11.4%	10.9%
Insurance	6.3%	3.8%
IT Services	6.0%	6.9%
Life Sciences Tools & Services	1.8%	0.3%
Machinery	0.5%	—%
Pharmaceuticals(1)	0.8%	0.6%
Professional Services	3.9%	0.4%
Real Estate Management & Development	2.3%	1.2%
Road & Rail	—%	0.2%
Specialty Retail	—%	2.0%

Systems Software	24.0%	23.3%
Total	100.0%	100.0%

(1) Includes equity investment in LSI Financing. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding LSI Financing.
The table below presents investments by geographic composition based on fair value of investments as of the following periods :

	As of
	December 31, 2023	December 31, 2022
United States:
Midwest	17.1%	12.0%
Northeast	19.1%	25.9%
South	26.8%	35.2%
West	26.2%	21.7%
International	10.8%	5.2%
Total	100.0%	100.0%

Capital Resources and Borrowings

We anticipate generating cash in the future from the issuance of common stock and debt securities and cash flows from interest, dividends, and fees earned from our investments and principal repayments and proceeds from sales of our investments.
We may borrow money from time to time if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such borrowing. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our current target leverage ratio is 0.90x-1.25x. As of December 31, 2023 and 2022, our asset coverage was 235.4% and 195.9%, respectively. See “Regulation as a Business Development Company – Senior Securities; Coverage Ratio” below.
Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders on our capital stock (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code), or the repurchase of such capital stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of indebtedness or senior securities.

The tables below present our debt obligations as of the following periods:

	As of
	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$875,000	$541,410	$333,590	$(7,772)	$533,638
SPV Asset Facility I	750,000	550,000	41,800	(4,043)	545,957
SPV Asset Facility II	250,000	—	158,797	(2,333)	(2,333)
Series 2023A Notes	100,000	100,000	—	(1,018)	98,982
Series 2023B-A Notes	100,000	100,000	—	(826)	99,174
Series 2023B-B Notes	75,000	75,000	—	(768)	74,232
Total Debt	$2,150,000	$1,366,410	$534,187	$(16,760)	$1,349,650

(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

	As of
	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$750,000	$415,229	$18,647	$(4,567)	$410,661
SPV Asset Facility I	1,000,000	614,000	2,867	(6,747)	607,253
Total Debt	$1,750,000	$1,029,229	$21,514	(11,314)	$1,017,914

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

The tables below present cash distributions per share that were recorded for the following periods:

For the Year Ended December 31, 2023
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 22, 2022	January 31, 2023	February 24, 2023	$0.075000	$1,010	$19	$6,766
January 25, 2023	January 31, 2023	February 24, 2023	0.074775	909	19	6,746
February 21, 2023	February 28, 2023	March 23, 2023	0.074775	1,019	27	7,110
March 22, 2023	March 31, 2023	April 26, 2023	0.074775	1,137	38	7,193
April 25, 2023	April 30, 2023	May 23, 2023	0.074775	1,296	45	7,464
May 22, 2023	May 31, 2023	June 26, 2023	0.074775	1,441	53	7,737
June 23, 2023	June 30, 2023	July 26, 2023	0.074775	1,702	83	7,916
June 23, 2023	July 31, 2023	August 22, 2023	0.074775	1,878	119	8,364
June 23, 2023	October 31, 2023	November 24, 2023	0.020000	730	46	2,578
August 8, 2023	August 31, 2023	September 26, 2023	0.074775	1,999	138	8,893
August 8, 2023	September 29, 2023	October 26, 2023	0.074775	2,333	151	9,116
August 8, 2023	October 31, 2023	November 24, 2023	0.074775	2,460	166	9,640
November 20, 2023	November 30, 2023	December 22, 2023	0.074775	2,603	181	10,069
November 20, 2023	December 29, 2023	January 25, 2024	0.074775	2,727	187	10,333
November 20, 2023	December 29, 2023	January 25, 2024	0.020000	810	51	2,763
		Total	$1.012300	$24,054	$1,323	$112,688
(1) On November 20, 2023 the Company’s board of directors declared a distribution of $0.074775 per share, payable on or before February 29, 2024 to shareholders of record as of January 31, 2024.
(2) Distributions per share are gross of shareholder servicing fees.
(3) Distribution amounts are net of shareholder servicing fees.

For the Year Ended December 31, 2022(3)
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
(3) The Company commenced operations on May 2, 2022.
Continuous Public Offering
We commenced a continuous public offering of Class S, Class D, and Class I shares of common stock on September 30, 2021. On September 30, 2021, we sold 100 Class I common shares for $10,000 to OTCA. On October 6, 2021, we received subscription agreements totaling $50 million for the purchase of Class I shares of our common stock from entities affiliated with our Adviser. As of

December 31, 2022, we had called all of the $50.0 million commitment and commenced our continuous public offering of up to $5 billion in any combination of Class S, Class D and Class I shares of common stock.

Since meeting the minimum offering requirement and commencing our continuous public offering through December 31, 2023, we have issued 39,654,774 shares of Class S common stock, 2,541,479 shares of Class D common stock, and 16,914,319 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $403.4 million, $25.8 million, and $170.3 million, respectively, including $1,000 of seed capital contributed by our Initial Shareholder. We have also issued 131,585,710 shares of our Class I common stock in a Private Offering and raised gross proceeds of approximately $1.3 billion.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby shareholders (other than Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Vermont and Washington investors and clients of participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. See “Distribution Reinvestment Plan.” Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Vermont and Washington investors, and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan, will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of our common stock. Ohio residents that own Class S or Class D shares are not eligible to participate in our distribution reinvestment plan.
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
The tables below presents the share repurchase activity of the Company:

For the Year Ended December 31, 2023
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 28, 2023	I	March 31, 2023	$35,173	$10.12	3,475,640
February 28, 2023	S	March 31, 2023	965	$10.12	95,317
May 25, 2023	I	June 30, 2023	20,802	$10.14	2,051,539
May 25, 2023	S	June 30, 2023	1,425	$10.14	140,508
May 25, 2023	D	June 30, 2023	50	$10.14	4,926
August 24, 2023	I	September 29, 2023	39,093	$10.28	3,802,783
August 24, 2023	S	September 29, 2023	581	$10.28	56,519
August 24, 2023	D	September 29, 2023	52	$10.28	5,090
November 27, 2023	I	December 29, 2023	39,727	$10.38	3,827,332
November 27, 2023	S	December 29, 2023	564	$10.38	54,310
Total			$138,432		13,513,964

For the Year Ended December 31, 2022
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
August 25, 2022	I	September 30, 2022	$6,703	$9.93	675,034
November 28, 2022	I	December 30, 2022	$22,059	$10.02	2,201,495
Total			$28,762		2,876,529
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
The Adviser’s services under the Investment Advisory Agreement are not exclusive, and accordingly, the Adviser may provide similar services to other entities.

Term
The Investment Advisory Agreement became effective on November 30, 2021. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, by a majority of independent directors. On May 8, 2023, the Board approved the continuation of the investment Advisory Agreement.

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

Fee Waivers
On October 1, 2021, OTCA agreed to waive 100% of the base management fee for the quarter ended December 31, 2021. On November 30, 2021, the Adviser agreed to waive 100% of the base management fee for the quarter ended December 31, 2021. On March 23, 2022, the Adviser agreed to waive 100% of the base management fee through October 31, 2022. Any portion of the base management fee waived will not be subject to recoupment.

On June 22, 2022, the Adviser agreed to waive 100% of the performance based incentive fee and capital gains based incentive fee through October 31, 2022. Any portion of the incentive fee waived will not be subject to recoupment.

Organization and Offering Costs
Under the terms of the Investment Advisory Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the continuous public offering until all organization and offering costs paid by the Adviser or its affiliates have been recovered. These expenses include those deemed to be “organization and offering expenses” of the Company for purposes of Conduct Rule 2310(a)(12) of the Financial Industry Regulatory Authority (exclusive of commissions, the dealer manager fee, any discounts and other similar expenses paid by investors at the time of sale of the Company’s stock). The Adviser is responsible for the payment of our organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by us.

Indemnification of the Adviser
The Adviser (and any of its affiliates, directors, officers, members, employees, agents, or representatives) will not be liable to us for any action taken or omitted to be taken by the Adviser in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as our investment adviser, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services, and we will indemnify, defend and protect the Adviser (and its affiliates, directors, officers, members, employees, agents, and representatives, each of whom will be deemed a third party beneficiary hereof) (collectively, the “Indemnified Parties”) and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or our shareholders) arising out of or otherwise based upon the performance of any of the Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as our investment adviser. Notwithstanding the preceding sentence, we will not provide for indemnification of an Indemnified Party for any liability or loss suffered by such Indemnified Party, nor will we provide that an Indemnified Party be held harmless for any loss or liability suffered by us, unless: (1) we have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interest; (2) we have determined, in good faith, that the Indemnified Party was acting on our behalf or performing services for us; (3) we have determined, in good faith, that such liability or loss was not the result of (i) negligence or misconduct, in the case that the Indemnified Party is the Adviser, an affiliate of the Adviser or one of our officers, or (ii) gross negligence or willful misconduct, in the case that the Indemnified Party is a director who is also not one of our officers or the Adviser or an affiliate of the Adviser; and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our shareholders. Furthermore, in accordance with Section 17(i) of the 1940 Act, the Adviser (and any of its affiliates, directors, officers, members, employees, agents, or representatives) may not be protected against any liability to us or any of our investors to which he would otherwise be subject by reason of criminal conduct, willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of his office.

Board Approval of the Investment Advisory Agreement
On May 8, 2023, the Board held a meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters. The Board of Directors was provided with information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs, which could include employees of the Adviser or its affiliates; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.
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
The Administration Agreement became effective on November 30, 2021 and the continuation of the Administration Agreement was approved by the Board on May 8, 2023. Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

The Administration Agreement provides that the Adviser and its affiliates’ respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Administration Agreement as provided by Section 17(i) of the 1940 Act.
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
Dealer Manager Agreement
On November 30, 2021, we entered into a Dealer Manager Agreement (the “Dealer Manager Agreement”) with Blue Owl Securities, an affiliate of the Adviser, and we have entered into participating broker-dealer agreements with certain broker-dealers. Under the terms of the Dealer Manager Agreement and the participating broker-dealer agreements, Blue Owl Securities serves as the dealer manager, and certain participating broker-dealers solicit capital, for our public offering of shares of Class S, Class D and Class I common stock. Blue Owl Securities will not receive any upfront selling commissions with respect to purchases of Class S, Class D, and Class I shares or shares of any class of shares issued pursuant to the Company’s distribution reinvestment plan.

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

The Company will not pay any ongoing servicing fee with respect to the Company’s outstanding Class I shares.

Upfront selling commissions for sales of Class S and Class D shares may be reduced or waived in connection with volume or other discounts, other fee arrangements or for sales to certain categories of purchases.
Expense Support and Conditional Reimbursement Agreement
On November 30, 2021, we entered into the Expense Support Agreement with our Adviser, the purpose of which was to ensure that no portion of our distributions to shareholders represented a return of capital for tax purposes. The Expense Support Agreement became effective as of the date that we met the minimum offering requirement and was terminated by the Adviser on March 7, 2023.
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
On March 7, 2023, our Adviser terminated the Expense Support Agreement. However, the Company’s obligation to make Reimbursement Payments, subject to the conditions above, survives the termination of the Expense Support Agreement. As of December 31, 2022, there are no Reimbursement Payments conditionally due from the Company to the Adviser.
The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement. The Company did not receive any expense support post year end/prior to termination of the Expense Support Agreement.

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
The Company’s obligation to make Reimbursement Payments survives the termination of the Expense Support Agreement. There are no Reimbursement Payment conditionally due from the Company to the Adviser.
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
On May 9, 2023, we and the Adviser amended the Expense Deferral Agreement to provide that the Adviser’s obligation to incur and pay our expenses would cease as of April 30, 2023, and that we would repay the expenses previously incurred by the Adviser on our behalf in eighteen equal installments, upon meeting specified conditions. The first installment became an obligation of ours on December 1, 2023, when we reached $1.75 billion in Net Subscriptions received from the sale of our common shares, and each of the seventeen remaining installments will become an obligation of ours for each $75 million in Net Subscriptions received from the sale of our common shares thereafter.

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
License Agreement
We have also entered into a license agreement (the “License Agreement”) with an affiliate of Blue Owl, pursuant to which we were granted a non-exclusive license to use the name “Blue Owl.” Under the License Agreement, we have a right to use the Blue Owl name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Blue Owl” name or logo.

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

Emerging Growth Company
We are an emerging growth company as defined in the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”) and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years following the completion of our initial public offering or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.
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
Investing Responsibly
We and the Adviser recognize the importance of ESG issues and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities to manage risk and identify opportunities. Blue Owl adopted an ESG policy, which applies to all asset classes, industries and countries in which Blue Owl does business and the products it manages.
The Adviser believes that incorporating relevant ESG factors into its corporate and investment practices has the potential to meaningfully contribute to our long-term financial success. The Adviser strives to continuously strengthen its ability to mitigate, manage, and monitor relevant ESG risks and opportunities within our investment portfolios. When the Adviser considers potential investments on our behalf, it seeks to address the relevant ESG considerations, risks and potential rewards related to prospective investments. Further, the Adviser has processes designed to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.
Diversity, Equity and Inclusion
We and the Adviser are committed to fostering and preserving a culture of diversity, equity and inclusion. The Adviser seeks to create an inclusive, merit-based environment that is supportive of people from all backgrounds. Blue Owl has formalized its approach by adopting a formal DEI Policy.
Blue Owl’s DEI strategy centers on the following key concepts and core values:
Embracing differences. Blue Owl embraces and encourages differences that make individuals unique. Blue Owl believes that a team comprised of individuals with diverse backgrounds, experiences, perspectives and insights is critical to long-term success.
Strategic priorities. Continuing to develop as a diverse, equitable and inclusive firm is a strategic priority for Blue Owl that it believes can further enhance its work environment and overall business. Blue Owl's commitment to diversity, equity and inclusion is relevant to interactions with its employees, investors, products’ portfolio companies and third-party service providers.
Leadership. While Blue Owl's ongoing efforts are championed by the Blue Owl founders and executed upon by senior leaders across all business areas of the firm, Blue Owl aims to position support for DEI at the core of its entire employee population. Continuing to develop a diverse, equitable, and inclusive firm is a strategic priority.
To further foster an inclusive culture, Blue Owl seeks to continue to establish relevant and appropriate employee resource groups. Blue Owl has established The Parliament, a network for women with a mission to support, enhance, and advance the experience of women at Blue Owl and to enhance gender equity across the firm, and BOP’N, an LGBTQ+ network committed to growing a welcoming culture and inclusive environment for LGBTQ+ members, allies, and advocates. Blue Owl also works with select partners such as Black Women in Asset Management, 100 Women in Finance and the Association of Asian American Investment Managers to provide its employees with access to resources, networks, and opportunities for professional development, as well as utilizing the organizations’ job boards to recruit diverse candidates. Additionally, through Blue Owl's partnership with The Opportunity Network, Blue Owl has established a summer internship program for college students from backgrounds that are often underrepresented in the finance industry. For the last three summers, Blue Owl has hosted a cohort of interns from the Opportunity Network and also offered participation to its partner manager firms who work with its GP Strategic Capital platform. This program includes training for both supervisors and interns, professional development sessions, networking opportunities and mentorship. In addition, Blue Owl has conducted DEI-related training on implicit bias for all of its employees on an annual basis. Finally, Blue Owl introduced a fertility family planning benefit as an option for its employees.
Citizenship
Blue Owl seeks to engage with its stakeholders to support the causes most important to its communities. Blue Owl takes its role as a corporate citizen seriously and aims to contribute to meaningful causes and partner with various organizations to support the communities in which it operates and resides. Blue Owl believes there is an opportunity to “make community our culture” by building a robust citizenship program that is integrated, community-centered, and employee-enriched, including:

•Blue Owl Leads Together, its employee volunteerism and service program, allows employees to engage with each other and with the communities in which we live and work.
•Blue Owl Gives, which advances Blue Owl’s philanthropic mission —of unlocking opportunity by providing access to college, to career, and to capital —through strategic nonprofit partnerships, sponsorships, and employee-giving campaigns.
•Blue Owl Celebrates honors various heritage and affinity months throughout the year by spotlighting important nonprofit causes, profiling opportunities for learning and action, and lifting up voices of leaders and guest speakers.
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
As a BDC, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% (or 150% if certain conditions are met). This means that generally, a BDC can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, a BDC can borrow up to $2 for every $1 of investor equity). The reduced asset coverage requirement permits a BDC to double the amount of leverage it could incur. On September 30, 2021, we received shareholder approval for the application of the reduced asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on October 1, 2021, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%.
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
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act and the rules and regulations thereunder. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of more than one investment company unless certain conditions are met. If we invest in securities issued by investment companies, if any, it should be noted that such investments might subject our shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies.
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
(2)Securities of any eligible portfolio company controlled by us.
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
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company, but may exist in other circumstances based on the facts and circumstances.
The regulations defining qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions.
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
Senior Securities; Coverage Ratio. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if immediately after such borrowing or issuance, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200% (or 150%, if certain requirements are met). This means that generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain requirements are met and it reduces its asset coverage ratio, it can borrow up to $2 for every $1 of investor equity. On September 30, 2021, we received approval from OTCA, as our sole initial shareholder, for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act, as amended by the Small Business Credit Availability Act.
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
Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ allocation policy incorporates the conditions of the Order and seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by the Adviser or its affiliates over time. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of other Blue Owl Credit Clients that could avail themselves of the Order and that have an investment objective similar to ours.

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
Certain U.S. Federal Income Tax Considerations
The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and to an investment in our common stock. This discussion does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, this discussion does not describe tax consequences that we have assumed to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including persons who hold our common stock as part of a straddle or a hedging, integrated or constructive sale transaction, persons subject to the alternative minimum tax, tax-exempt organizations, insurance companies, brokers or dealers in securities, pension plans and trusts, persons whose functional currency is not the U.S. dollar, U.S. expatriates, regulated investment companies, real estate investment trusts, personal holding companies, persons required to accelerate the recognition of gross income as a result of such income being recognized on an applicable financial statement, persons who acquire an interest in the Company in connection with the performance of services, and financial institutions. Such persons should consult with their own tax advisers as to the U.S. federal income tax consequences of an investment in our common stock, which may differ substantially from those described herein. This discussion assumes that shareholders hold our common stock as capital assets (within the meaning of the Code).
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
If a partnership (including an entity or arrangement treated as a partnership for U.S. federal income tax purposes) holds our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. Any partner of a partnership holding our common stock should consult its tax advisers with respect to the purchase, ownership and disposition of such shares.
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

If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of certain of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and such income will be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.
Income inclusions from a QEF or a CFC will be “good income” for purposes of the 90% Income Test provided that they are derived in connection with our business of investing in stocks and securities or the QEF or the CFC distributes such income to us in the same taxable year to which the income is included in our income.
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
If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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
Proxy Voting Records
You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Blue Owl Technology Income Corp., Attention: Investor Relations, 399 Park Avenue, 37th Floor, New York, NY 10022 or by calling Blue Owl Technology Income Corp. at (212) 419-3000.
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
We make available free of charge on our website (www.otic.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC also maintains a website (www.sec.gov) that contains such information. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this Form 10-K.
Item 1A. Risk Factors
Investing in our securities involves a number of significant risks. You should consider carefully the following information before making an investment in our securities. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected.
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

We are subject to risks related to our business and operations.
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
•We have adopted a policy to invest, under normal circumstances, at least 80% of the value of our assets in technology-related companies.
•Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.
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
The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict (including, for example, the ongoing war between Russia and Ukraine and conflict in the Middle East including the Israel-Hamas conflict), terrorist acts, security operations and catastrophic events, natural disasters such as fires, floods, earthquakes, tornadoes, hurricanes, global health epidemics and emergencies, elevated and rising interest rates, strikes, work stoppages, labor shortages, labor disputes, supply chain disruptions and accidents), may disrupt our operations, contribute to increased market volatility, have long term effects on the United States and worldwide financial markets, and cause economic uncertainties or deterioration in the United States and worldwide. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.
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
Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Although we have no direct investment exposure to Russia or Ukraine and de minimis direct investment exposure to Israel, the broader consequence of the invasions and attacks may have a material adverse impact on our portfolio, our business and operations. Global health emergencies, natural disasters, strikes, work stoppages or accidents could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. Losses from terrorist attacks, global health emergencies, natural disasters, strikes, work stoppages or accidents are generally uninsurable.
Any public health emergency, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.
The extent of the impact of any public health emergency, such as the COVID-19 pandemic, on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies. Additionally, some economists and major investment banks have expressed concern that a global health emergency could lead to a world-wide economic downturn, the impacts of which could last for some period after the emergency is controlled and/or abated. Our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the United States and other major markets.
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
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty in connection with economic sanctions resulting from the ongoing war between Russia and Ukraine, uncertainty around the Israel-Hamas conflict, and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.
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
Inflation and supply chain risks have had and may continue to have an adverse impact on our financial condition and results of operations. Current inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations and it is expected that such increases and recent volatility may continue during 2024. Certain of our portfolio companies are in industries that have been, or are expected to be, impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “—We are, and will continue to be, exposed to risks associated with changes in interest rates.”
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
Risks Related to Our Business
We have a limited operating history.
We were formed on June 22, 2021, and are subject to all of the business risks and uncertainties associated with any business with a limited operating history, including the risk that we will not achieve or sustain our investment objective and that the value of your investment could decline substantially.
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
As a BDC, generally, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus any preferred stock, if any, must be at least 200%; however, the Small Business Credit Availability Act has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On September 30, 2021, we received approval from OTCA for the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective October 1, 2021, our asset coverage ratio applicable to senior securities was reduced from 200% to 150% and the risks associated with an investment in us may increase. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.
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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-23.5%	-14.7%	-5.8%	3.0%	11.9%
(1)Assumes, as of December 31, 2023, (i) $3.3 billion in total assets, (ii) $1.4 billion in outstanding indebtedness, (iii) $1.9 billion in net assets and (iv) weighted average interest rate, excluding amortization of financing costs of 8.0%.
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
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. Our credit facilities and notes currently expire between July 2026 and January 2034. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.
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
In addition, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by us on 60 days’ notice without penalty by the vote of a Majority of the Outstanding Shares of our common stock or by the vote of our independent directors. The Investment Advisory Agreement generally may be terminated at any time, without penalty, by our Adviser upon 120 days’ notice to us. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of shareholders and our Board to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under our indebtedness and pay distributions, are likely to be adversely affected, and the value of our common stock may decline.
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
We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the other Blue Owl Credit Clients or other funds managed by our Adviser or its affiliates comprising Blue Owl's Credit platform, the private funds managed by Blue Owl’s GP Strategic Capital platform and the funds and accounts managed by Blue Owl’s Real Estate platform, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.
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
We have adopted a policy to invest, under normal circumstances, at least 80% of the value of our assets in technology-related companies. Other than with respect to this policy, which may only be changed with 60 days’ prior notice to our shareholders, the Board of Directors has the authority to modify or waive current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our securities. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds of our private offering and may use the net proceeds from our offering in ways with which our investors may not agree.
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
We are subject to risks associated with the discontinuation of LIBOR and the market’s limited experience with SOFR, which will affect our cost of capital and results of operations.
The London Inter-Bank Offered Rate (“LIBOR”) was the basic rate of interest used in lending transactions between banks on the London interbank market and was widely used as a reference for setting the interest rate on loans globally until the United Kingdom’s Financial Conduct Authority announced a phase out of LIBOR in July 2017. Although many LIBOR rates have ceased to be published since December 31, 2021, or no longer are representative of the underlying market they seek to measure, a selection of widely used USD LIBOR rates were published through June 2023 in order to assist with the transition,
In January 2023, the Federal Reserve adopted a final rule implementing the U.S. Adjustable Interest Rate Act of 2022 (the “LIBOR Act”) that, among other things, identifies applicable Secured Overnight Financing Rate, or SOFR-based benchmark replacements under the LIBOR Act. The rule applies to our contracts incorporating LIBOR that are governed by U.S. law.
Since the first quarter of 2022, we began transitioning any LIBOR-based investments to SOFR and currently none of our investments are indexed to LIBOR. SOFR is considered to be a risk-free rate, and USD LIBOR was a risk weighted rate. Thus, SOFR tends to be a lower rate than USD LIBOR, because SOFR does not contain a risk component. This difference may negatively impact our net interest margin of our investments. Also, the use of SOFR based rates is relatively new, and experience with SOFR based rate loans is limited. There could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. This could result in increased borrowing costs for us or could adversely impact the interest income we receive from our portfolio companies or the market value of our investments. In addition, the transition from LIBOR to SOFR may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business.
Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing the ability to conduct business effectively.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future.
The occurrence of a disaster, such as a cyber-attack against us, any of our portfolio companies, or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data. In addition, the rapid evolution and increasing prevalence of artificial intelligence technologies may also intensify our cybersecurity risks. Although we are not currently aware of any cyber-attacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect our operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats that we face, with attacks ranging from those common to businesses generally to more advanced and persistent attacks.
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
In addition, cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, and personally identifiable information and other sensitive information that we collect and store in our data centers and on our networks. We may also invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of fund investor, employee or other personally identifiable or, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance (or the negligence or malfeasance of third party service providers that have access to such confidential information) or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations.
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
Finally, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or our Adviser or certain of its affiliates, fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.
We are subject to increasing scrutiny from certain investors, third party assessors and our shareholders with respect to ESG-related topics.
We face increasing scrutiny from certain investors, third party assessors that measure companies’ ESG performance and our shareholders related to ESG-related topics, including in relation to diversity and inclusion, human rights, environmental stewardship, support for local communities, corporate governance and transparency. For example, we and the companies in which we invest risk damage to our brands and reputations if we or they do not act (or are perceived to not act) responsibly either with respect to responsible investing processes or ESG-related practices. Adverse incidents related to ESG practices could impact the value of our brand or the companies in which we invest, or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations. Further, there can be no assurance that investors will determine that any of our Adviser’s ESG initiatives, or commitments are sufficiently robust. There can be no assurance that our Adviser will be able to accomplish any commitments related to its commitment to responsible investing or ESG practices, as statements regarding its ESG and responsible investing priorities reflect its current estimates, plans and/or aspirations and are not guarantees that it will be able to achieve them within the timelines announced or at all. Additionally, the Adviser may determine in its discretion that it is not feasible or practical to implement or complete certain aspects of its responsible investing program or ESG initiatives based on cost, timing or other considerations.
In recent years, certain investors have placed increasing importance on policies and practices related to responsible investing and ESG for the products to which they commit capital, and investors may decide not to commit capital to future fundraises based on their assessment of the Adviser’s approach to and consideration of ESG-related issues or risks. Similarly, a variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If the Adviser’s responsible investing or ESG-related practices or ratings do not meet the standards set by such investors or organizations, or if the Adviser receives a negative rating or assessment from such organizations, or if the Adviser fail, or is perceived to fail, to demonstrate progress toward its ESG priorities and initiatives, they may choose not to invest in us, and we may face reputational damage. Similarly, it is expected that investor and/or shareholder demands will require the Adviser to spend additional resources and place increasing importance on business relevant ESG factors in its review of prospective investments and management of existing ones.. Further, growing interest on the part of investors and regulators in ESG-related topics and themes and increased demand for, and scrutiny of, ESG-related disclosure by asset managers, have also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the ESG-related investment strategies or their and their funds’ responsible investing or ESG-related efforts or initiatives, or “greenwashing.” Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.
At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. For example: (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively affect the price of our common stock. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose the Adviser to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. In addition, some conservative groups and Republican state attorneys general have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several new cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate DEI practices increasing. If the Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation, and constrain our investment and fundraising opportunities.
We are subject to increasing scrutiny from regulators with respect to ESG-related issues and the regulatory disclosure landscape surrounding related topics continues to evolve.
Responsible investing, ESG practices and ESG-related disclosure have been the subject of increased focus by certain regulators, and new regulatory initiatives related to ESG-specific topics that are applicable to us, our products and our products’ portfolio companies could adversely affect our business. There is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, including in the United States, the European Union and the United Kingdom.
On March 21, 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures. The proposed rule would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and greenhouse gas emissions, for certain public companies. Although the ultimate date of effectiveness and the final form and substance of the requirements for this proposed rule is not yet known and the ultimate scope and impact on our business is uncertain, compliance with this proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources. Further, on May 25, 2022, the SEC proposed amendments to rules and reporting forms concerning, among other things, enhanced disclosure requirements for investment managers regarding the ability to market funds as green, sustainable or ESG-focused and the incorporation of ESG factors by registered investment companies and advisers. In addition, in 2021 the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has begun to bring enforcement actions based on ESG disclosures not matching actual investment processes.
Further, in October 2023, California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of climate-related claims, including the use of voluntary carbon credits to achieve such claims. From a European perspective, the European Union has adopted legislative reforms which include, without limitation: (a) Regulation 2019/2088 on sustainability‐related disclosures in the financial services sector (the “SFDR”), for which most rules took effect beginning on March 10, 2021 and (b) Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment (the “Taxonomy”). Further, there are ongoing consultations that may result in further changes or amendments to the SFDR. There is an increasing focus on anti-greenwashing and transparency initiatives affecting investment managers. The EU’s European Securities and Markets Authority announced in its 2024 Work Program a series of initiatives aimed at enhancing transparency around sustainability risks and disclosures, including a stocktaking report on the supervision of sustainability information and greenwashing and remediation actions, the introduction of guidelines on funds’ names with ESG or sustainability-related terms, common supervisory actions on the integration of sustainability risks and disclosures in the investment management sector.
There are still some uncertainties regarding the operation of these requirements, and an established market practice is still being developed in certain cases, which can lead to diverging implementation and/or operationalization, data gaps or methodological challenges which may affect our ability to collect relevant data. These regimes continue to evolve and there is still a lack of clarity and established practice around the approach to their supervision and enforcement, which may vary across national competent authorities. There is a risk that a development or reorientation in the regulatory requirements or market practice in this respect could be adverse to our investments if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or perceived “greenwashing.” Compliance with requirements of this nature may also increase risks relating to financial supervision and enforcement action. There is the additional risk that market expectations in relation to certain commitments under the SFDR, such as categorization of financial products, could adversely affect our ability to raise capital, especially from EEA investors.
Outside of the EU, the U.K. Government’s stated policy goal is to introduce economy-wide mandatory Task Force on Climate-related Financial Disclosures (“TCFD”) reporting by 2025. The UK has introduced mandatory TCFD-aligned disclosure requirements for certain UK regulated firms. The regime captures (amongst others) any firm providing portfolio management (which includes managing investments or private equity or other private market activities consisting of either advising on investments or managing investments on a recurring or ongoing basis in connection with an arrangement which aims to invest in unlisted securities) where the assets under management exceed £5.0 billion calculated as a 3-year rolling average. In November 2023, the Sustainability Labelling and Disclosure of Sustainability-Related Financial Information Instrument 2023 (“SDR”) introduced sustainability disclosure requirements, investment product labels and an ‘anti-greenwashing’ rule. The anti-greenwashing rule applies to all UK-authorised firms in relation to ESG-related claims made in their financial promotions and communications with clients in the UK. The balance of the new regime is directed at UK investment funds and UK-regulated asset management firms as well as distributors of such funds. The FCA has indicated it will continue to work with His Majesty’s Treasury on their approach to overseas funds and consult on an alternative approach to applying the regime to all types of portfolio managers.
In Asia, regulators in Singapore and Hong Kong have introduced requirements for asset managers to integrate climate risk considerations in investment and risk management processes, together with enhanced disclosure and reporting and have also issued enhanced rules for certain ESG funds on general ESG risk management and disclosure.
As a result of these legislative and regulatory initiatives, we or the Adviser may be required to provide additional disclosure to our investors with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs to funds and/or fund managers because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, funds and/or fund managers may be required to engage third party advisers and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that we may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect us.

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
Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the Blue Owl Credit Clients, that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by our Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the investment committee or our affiliates are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance, investor relations and other matters that did not apply to Blue Owl's Credit platform prior to the formation of Blue Owl.
Our Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.
Our Adviser and its affiliates may provide a broad range of financial services to companies in which we may invest, including providing arrangement, syndication, origination structuring and other services to portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. In addition, we may invest in companies managed by entities in which funds managed by GP Strategic Capital have acquired a minority interest. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand and could, in certain instances, have an incentive not to pursue actions against a portfolio company that would be in our best interest.
Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.
Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), including the Blue Owl Credit Clients, and we may compete for capital and investment opportunities with these entities, certain conflicts of interest are present. These include conflicts of interest relating to the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; restrictions on our Adviser’s use of “inside information” with respect to potential investments by us; the allocation of certain expenses; and cross transactions.
For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of Blue Owl’s Credit platform’s investment committees and other executives and employees of our Adviser or its affiliates will hold and receive interest in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans or employee offerings. In these circumstances, personnel of our Adviser may have incentive to favor these other investment companies or accounts over us.
Because our Adviser may have incentive to favor other Blue Owl Credit Clients and we may compete for investments with Blue Owl Credit Clients, our Adviser and its affiliates are subject to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Blue Owl Credit Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Blue Owl Credit Advisers’ investment allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate. We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “-Our ability to enter into transactions with our affiliates is restricted.”
Actions taken by our Adviser and its affiliates on behalf of the Blue Owl Credit Clients as a result of any conflict of interest may be adverse to us, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Credit Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one of the Blue Owl Credit Clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Blue Owl Credit Clients (including us). While the Blue Owl Credit Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to mitigate the conflict could be challenged or deemed insufficient. If the Blue Owl Credit Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.
From time to time, fees and expenses generated in connection with potential portfolio investments that are not consummated may be allocable to us and one or more Blue Owl Credit Clients. These expenses will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Blue Owl Credit Advisers and the Investment Advisory Agreement; however, the method for allocation expenses may vary depending on the nature of the expense and such determinations involve inherent discretion.
In addition, from time to time, our Adviser could cause us to purchase a security or other investment from, or sell a security or other investment to, another Blue Owl Credit Client. Such cross transaction would be in accordance with applicable regulations and our and our Adviser’s valuation and cross-trades policies; however, such cross transactions could give rise to additional conflicts of interest.
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
Products within Blue Owl’s Real Estate platform may enter into sale lease-back transactions with our portfolio companies or with borrowers under our credit facilities.
From time to time, companies in which we have invested or may invest, may enter into sale-leaseback transactions with products within Blue Owl’s Real Estate platform. As a result of these arrangements we could be a creditor to, or equity owners of, a company at the same time that company is a tenant of a product within Blue Owl’s Real Estate platform. If such a company were to encounter financial difficulty or default on its obligations as a borrower, our Adviser could be required to take actions that may be adverse to those of Blue Owl’s Real Estate platform in enforcing our rights under the relevant facilities or agreements, or vice versa. This could lead to actual or perceived conflicts of interest.
Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.
We, directly or through our Adviser, may obtain confidential information about the companies in which we have invested or may invest or be deemed to have such confidential information. Our Adviser may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. In addition, funds managed by GP Strategic Capital may invest in entities that manage our portfolio companies and, as a result, may obtain additional confidential information about our portfolio companies. The possession of such information may, to our detriment, limit the ability of us and our Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of our Adviser may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with our Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Adviser.
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
We rely on exemptive relief that has been granted by the SEC to ORCA and certain of its affiliates to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain Affiliated Funds if such private funds are not invested in such existing portfolio company.
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
We may make indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles (“Investment Vehicles”). In general, the risks associated with indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle are similar to those associated with a direct investment in a portfolio company; however, if we are not the sole investor in such Investment Vehicle, the investment may involve risks not present in investments where a third party is not involved. While we intend to analyze the credit and business of a potential portfolio company in determining whether to make an investment in an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle and any third party. In the event of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle could be structurally subordinated to the other obligations of the portfolio company). If a third party is involved, we are subject to the risk that such third-party could have financial difficulties resulting in a negative impact on the Investment Vehicle, could have economic or business interests or goals which are inconsistent with ours, or could be in a position to take (or block) action in a manner contrary to our investment objective or the increased possibility of default by, diminished liquidity or insolvency of, the third party, due to a sustained or general economic downturn. In addition, if we are not the sole investor in an Investment Vehicle, we may be required to rely on our partners in the Investment Vehicle when making decisions regarding such Investment Vehicle’s investments, accordingly, the value of the investment could be adversely affected if our interests diverge from those of our partners in the Investment Vehicle.
Any strategic investments that we pursue are subject to risks and uncertainties.
We have pursued and may continue to pursue growth through strategic investments in new businesses, including through investments in our specialty finance vehicles. Completion and timing of any such strategic investments may be subject to a number of contingencies, including the uncertainty in reaching a commercial agreement with our counterparty, our ability to obtain required board, shareholder and regulatory approvals, as well as any required financing (or the risk that these are obtained subject to terms and conditions that are not anticipated). The announcement or consummation of any transaction also may adversely impact our business relationships or engender competitive responses.
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
As of December 31, 2023, our investments in systems software and application software represented 24.0% and 12.9% of our portfolio at fair value, respectively. Our investments in these industries are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing these industries and, and interpretations thereof, may change frequently, the risk of defending against litigation claims based on allegations of infringement or other violations of intellectual property, the risk that portfolio companies may be unable to attract and retain qualified skilled IT personnel and software developers, the risk that rapid technological change, evolving industry standards and practices, and changing customer needs may negatively affect our portfolio companies and sensitivity to general economic conditions and cyclical demand.
As of December 31, 2023, our investments in healthcare technology represented 11.4% of our portfolio at fair value. Our investments in healthcare technology are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices.
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
We may invest in bank loans and participations. These obligations are subject to unique risks, including:
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
We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds and, to the extent we so invest, will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the base management fee, income based fee and capital gains incentive fee to our investment adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common stockholders will bear his or her share of the base management fee, income based fee and capital gains incentive fee due to our investment adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.
For the foregoing reasons, investments in equity securities can be highly speculative and carry a substantial risk of loss of investment
To the extent we invest in publicly traded companies, we may be unable to obtain financial covenants and other contractual rights, which subjects us to additional risks.
If we invest in instruments issued by publicly-held companies, we may be subject to risks that differ in type or degree from those involved with investments in privately-held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such instruments at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. In addition, to the extent we invest in publicly traded debt instruments, we may not be able to obtain financial covenants or other contractual rights that we might otherwise be able to obtain when making privately-negotiated investments. We may not have the same access to information in connection with investments in public debt instruments that we would expect to have in connection with privately-negotiated investments. If we or our Adviser were deemed to have material, nonpublic information regarding the issuer of a publicly traded instrument in which we have invested, we may be limited in our ability to make new investments or sell existing investments in such issue.
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
Our portfolio companies may be highly leveraged.
Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.
If we cannot obtain debt financing or equity capital on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.
The net proceeds from the sale of our shares will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as base management fees, incentive fees, other fees and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. We generally are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our tax treatment as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.
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
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our net asset value. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as the SOFR, the SONIA, the Euro Interbank Offered Rate, the Federal Funds rate or Prime rate. Increases in interest rates have made and may continue to make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and may increase defaults even where our investment income increases. Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates have increased and the corresponding risk of default by borrowers has increased, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. All of these risks may be exacerbated when interest rates rise rapidly and/or significantly. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.
Conversely, if interest rates were to decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Adviser and the Adviser’s personnel to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.
In addition, because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Portions of our investment portfolio and our borrowings have floating rate components. As a result, the recent significant changes in market interest rates have increased our interest expense as has the incurrence of additional fixed rate borrowings. In periods of rising interest rates, such as in the current market, our cost of funds increases, which tends to reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. In addition, our interest expense may not decrease at the same rate as overall interest rates because of our fixed rate borrowings, which could lead to greater declines in our net investment income. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
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
We may enter into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counter-party credit risk. The scope of risk management activities we undertake varies based on the level of interest rates, prevailing foreign currency exchange rates, the types of investments that are made and other changing market conditions.To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.
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
Rule 18f-4 requires a BDC (or a registered investment company) that uses derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program and implement certain testing and board reporting requirements. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
Climate change and climate-related effects may expose us to systemic, global, macroeconomic risks and could adversely affect our business and the businesses of our products’ portfolio companies.
Global climate change is widely considered to be a significant threat to the global economy. We and the companies in which we invest may face risks associated with climate change, including physical risks such as an increased frequency or severity of extreme weather events and rising sea levels and temperatures. In addition, climate change may also impact our profitability and costs, as well as pose systemic risks for our businesses and those of the companies in which we invest. For example, to the extent weather conditions are affected by climate change, energy use by us or the companies in which we invest could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of us or the companies in which we invest. On the other hand, a decrease in energy use due to weather changes may affect the financial condition of some of the companies in which we invest through decreased revenues. Additionally, extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.
Further, the current U.S. presidential administration has focused on climate change policies and has re-joined the Paris Agreement, which includes commitments from countries to reduce their greenhouse gas emissions, among other commitments. The Paris Agreement and other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our business operations, products and products’ portfolio companies to other types of transition risks, such as: (i) political and policy risks, (including changing regulatory incentives, and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks, (including changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks, (including declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions), (iv) business trend risks, (including the increased attention to ESG considerations by our investors, including in connection with their determination of whether to invest), and (v) potential harm to our reputation if our shareholders believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of portfolio, our new investments or the decisions we make to continue to conduct or change our activities in response to climate change considerations.

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
We intend to repurchase a portion of the shares of our common stock, and if we do, we expect that only a limited number of shares will be eligible for repurchase. In addition, any such repurchases will be at a price equal to the net offering price per share on each Repurchase Date. As a result, the price at which we repurchase shares may be at a discount to the price at which you purchased shares of common stock in our offering. The share repurchase program, will include numerous restrictions that limit your ability to sell your shares, and share repurchases may not be available each month. For example, to the extent we choose to repurchase shares in any particular period, we intend to limit the number of shares to be repurchased in each period to no more than 5.00% of our outstanding shares of common stock. Our board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying the limitations on the number of shares to be repurchased on a per class basis. Economic events affecting the U.S. economy, such as volatility in the financial markets, inflation, higher interest rates or global or national events that are beyond our control, could cause an increased number of shares to be put to us for repurchase.To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-serve basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law. These limits may prevent us from accommodating all repurchase requests made in any month.
We will notify our shareholders of such developments: (i) in our quarterly reports or (ii) by means of a separate mailing to our shareholders, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, under the quarterly share repurchase program, we will have discretion to not repurchase shares, to suspend the program, and to cease repurchases. Further, the program may have many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.
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
No class our common stock grants shareholders preemptive rights to purchase any shares we issue in the future. Our charter authorizes us to issue up to 3 billion shares of common stock. Pursuant to our charter, a majority of our entire Board may amend our charter to increase the number of shares of any class of common stock we may issue without shareholder approval. Our Board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.
Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the current net asset value of our common stock if our Board and independent directors determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, including a majority of those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our shareholders at that time will decrease and you will experience dilution.
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
The value of our common stock may fluctuate significantly.
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
We may experience fluctuations in our quarterly results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the loans or other debt securities we originate or acquire, the level of our expenses (including our borrowing costs), variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods or the full fiscal year.
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
We have adopted a distribution reinvestment plan whereby shareholders (other than Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the same class of our common stock to which the distribution relates unless they elect to receive their distributions in cash. Ohio residents that own Class S or Class D shares are not eligible to participate in our distribution reinvestment plan. See “Distribution Reinvestment Plan.” Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Vermont and Washington investors, and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan, will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of our common stock. As a result, shareholders that do not elect to participate in our distribution reinvestment plan will experience dilution over time.
Our distributions to shareholders may be funded from expense reimbursements.
Substantial portions of our distributions may be funded through the reimbursement of certain expenses by our Adviser and its affiliates, including through the waiver of certain investment advisory fees by our Adviser. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by our Adviser or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Our Adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.
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
The Annual Distribution Requirement for a RIC generally will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short term capital gains over realized net long term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short term capital gains or long term capital gains. We also must make distributions to satisfy an additional Excise Tax Avoidance Requirement in order to avoid a 4% excise tax on certain undistributed income. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate level income tax on our taxable income (including gains).
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

Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay a 4% excise tax. In such cases we could still rely upon the “spillover provisions” to maintain RIC tax treatment.
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
While the SEC’s recent lists of examination priorities include such items as assessments of investment advisers’ marketing practices, compensation arrangements and controls to protect non-public information, it is generally expected that the SEC’s oversight of alternative asset managers will continue to focus substantially on concerns related to fiduciary duty transparency and investor disclosure practices. Although the SEC has cited improvements in disclosures and industry practices in this area, it has also indicated that there is room for improvement in particular areas, including fees and expenses (and the allocation of such fees and expenses) and co-investment practices. To this end, many investment advisory firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, outside business activities of firm principals and employees, group purchasing arrangements and general conflicts of interest disclosures. While we believe we have made appropriate and timely disclosures regarding the foregoing, the SEC staff may disagree.
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
The central banks and, in particular, the U.S. Federal Reserve, have recently taken significant action to combat elevated inflation and market volatility. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
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
We do not currently have comprehensive documentation of our internal controls.
We are not required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404 of that statute (“Section 404”), and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of building out our internal controls over financial reporting and establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Company.
Additionally, we have begun the process of documenting our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of its internal controls over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of its financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and, following a Liquidity Event, lead to a decline in the market price of the Common Stock.
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
•disease pandemics;
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
We operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information. In addition, the SEC remains extremely focused on cybersecurity, has recently adopted new rules related to cybersecurity, and may adopt additional rules and regulations in the future, including testing the implementation of these procedures and controls. Further, the European General Data Protection Regulation (the “GDPR”) came into effect in May 2018. Data protection requirements under the GDPR are more stringent than those imposed under prior European legislation. There are substantial financial penalties for breach of the GDPR, including up to the higher of 20 million Euros or 4% of group annual worldwide turnover. Non-compliance with any of the aforementioned laws or other similar laws, therefore, represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our product investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our product investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our product investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our product investors and clients to lose confidence in the effectiveness of our security measures. Finally, there have been significant evolution and developments in the use of artificial intelligence technologies, such as ChatGPT. We cannot fully determine the impact or cybersecurity risk of such evolving technology to our business at this time.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Processes and Risk Assessment
We rely on the cybersecurity program implemented by Blue Owl, the indirect affiliate of our Adviser. Blue Owl has implemented a cybersecurity program, which is focused on (i) protecting the confidentiality of business, client, investors in its funds and its employee information; (ii) maintaining the security and availability of its systems and data; (iii) supporting compliance with applicable laws and regulations; (iv) documenting cybersecurity incidents and its responses; and (v) notification of cybersecurity incidents to, and communications with, appropriate internal and external parties.
Blue Owl has implemented an information security governance policy (the “ISG Policy”) governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and any employee information that it stores or processes and the maintenance of critical services and systems. Blue Owl’s cybersecurity program is managed by Blue Owl’s Chief Technology Officer and Head of Technology Infrastructure (together, “Blue Owl IT Management”), who report to Blue Owl’s Chief Operating Officer. Blue Owl IT Management and its team are responsible for implementing Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards. These processes and systems are designed to protect against unauthorized access of information, including by cyber-attacks, and Blue Owl’s policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Blue Owl’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with its physical and digital devices and infrastructure, and second, cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of Blue Owl’s cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework (“NIST”).
Blue Owl’s cybersecurity program includes review and assessment by third parties of the cybersecurity processes and systems. These third parties assess and report on Blue Owl’s compliance with applicable laws and regulations and its internal incident response preparedness, including benchmarking to best practices and industry frameworks and help identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third party consultants and vulnerabilities are reviewed by Blue Owl IT Management for remediation. When Blue Owl engages vendors and other third party partners who will have access to sensitive data or client systems and facilities, its infrastructure technology team assesses their cybersecurity programs and processes.
Blue Owl also provides its employees with cybersecurity awareness training at onboarding and annually, as well as interim security reminders and alerts. Blue Owl conducts regular phishing tests and provides additional training as appropriate.
Governance and Oversight of Cybersecurity Risks
Blue Owl has developed an incident response framework to identify, assess and manage cybersecurity events. The framework is managed and implemented by Blue Owl’s Cyber Risk Operating Committee (the “C-ROC”), a cross-functional management committee that includes its General Counsel, Chief Operating Officer, Chief Compliance Officer and Blue Owl IT Management. The C-ROC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with business heads and senior management, as appropriate. This framework contemplates conducting simulated cybersecurity incident response exercises with members of senior management on an interim basis in coordination with external cyber counsel.
Blue Owl’s cybersecurity program, which is overseen by the C-ROC, is managed by an internal team that is responsible for enterprise-wide cybersecurity strategy, policies, engineering and processes. The team is led by Blue Owl’s Chief Technology Officer, who has over 25 years of experience advising on technology strategy, including digital transformation, cybersecurity, business analytics and infrastructure, and Blue Owl’s Head of Technology Infrastructure, who has over 20 years of experience in the information technology field with a focus on IT risk governance and management, information security, incident response capabilities and assessing effectiveness of controls. The C-ROC meets regularly and forms cross-enterprise teams, as needed, to manage and implement key policies and initiatives of Blue Owl’s cybersecurity program.
Our Board of Directors has delegated the primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management to the Audit Committee. Blue Owl’s Chief Technology Officer periodically reports to the Audit Committee as well as the full Board, as appropriate, on cybersecurity matters. Such reporting includes updates on Blue Owl’s cybersecurity program, the external threat environment and Blue Owl’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Blue Owl’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.
Impact of Cybersecurity Risks
In 2023, we did not experience a material cybersecurity incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, we describe whether and how future incidents could have a material impact on our business strategy, results of operations or financial condition in “Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business or our portfolio companies by impairing the ability to conduct business effectively.” and “Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.”
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
In certain cases, and subject to the Dealer Manager’s approval, the shares of holders of Class S or Class D shares may be converted or exchanged into an equivalent net asset value amount of Class I shares, including in situations where a shareholder exits a relationship with a participating broker-dealer for this offering and does not enter into a new relationship with a participating broker-dealer for this offering.
On September 30, 2021, we issued 100 common shares for $1,000 to OTCA, an affiliate of the Adviser.
On October 6, 2021, we received a subscription agreement totaling $50 million for the purchase of shares of our Class I common stock from entities affiliated with the Adviser. As of December 31, 2022 we had called all $50 million of the commitment pursuant to the subscription agreement and commenced our continuous public offering.
OTCA will not tender the Class I shares it purchased on September 30, 2021 for repurchase as long as our Adviser remains the investment adviser of the Company. There is no current intention for our Adviser to discontinue its role.
The tables below present transactions with respect to shares of our common stock for the following periods:

	For the Year Ended December 31, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	28,953,479	$296,119	2,434,747	$24,759	8,677,527	$88,135	40,065,753	$409,013
Shares/gross proceeds from the private placements	—	—	—	—	50,470,749	515,172	50,470,749	515,172
Reinvestment of distributions	1,127,663	11,569	39,968	411	4,349,616	44,681	5,517,247	56,661
Repurchased shares	(346,654)	(3,535)	(10,016)	(102)	(13,157,294)	(134,795)	(13,513,964)	(138,432)
Total shares/gross proceeds	29,734,488	304,153	2,464,699	25,068	50,340,598	513,193	82,539,785	842,414
Sales load	—	(1,490)	—	—	—	—	—	(1,490)
Total shares/net proceeds	29,734,488	$302,663	2,464,699	$25,068	50,340,598	$513,193	82,539,785	$840,924

	For the Year Ended December 31, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	10,701,296	$107,249	106,732	$1,065	8,221,693	$81,980	19,029,721	$190,294
Shares/gross proceeds from the private placements	—	—	—	—	81,114,960	809,660	81,114,960	809,660
Reinvestment of distributions	79,019	789	287	3	1,343,126	13,386	1,422,432	14,178
Repurchased shares	—	—	—	—	(2,876,529)	(28,762)	(2,876,529)	(28,762)
Total shares/gross proceeds	10,780,315	108,038	107,019	1,068	87,803,250	876,264	98,690,584	985,370
Sales load	—	(581)	—	—	—	—	—	(581)
Total shares/net proceeds	10,780,315	$107,457	107,019	$1,068	87,803,250	$876,264	98,690,584	$984,789

	From Inception (June 22, 2021) to December 31, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	—	$—	15,100	$151	15,100	$151
Shares/gross proceeds from the private placements	—	—	—	—	—	—	—	—
Reinvestment of distributions	—	—	—	—	—	—	—	—
Repurchased shares	—	—	—	—	—	—	—	—
Total shares/gross proceeds	—	—	—	—	15,100	151	15,100	151
Sales load	—	—	—	—	—	—	—	—
Total shares/net proceeds	—	$—	—	$—	15,100	$151	15,100	$151

The following table details the selling commissions, Dealer Manager fees, shareholder servicing fees, for each applicable share class as of December 31, 2023:

	Class S Shares	Class D Shares	Class I Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 1.5%	—
Stockholder servicing fee (% of NAV)	0.85%	0.25%	—
Neither the Company nor the Dealer Manager will charge an upfront selling commission on the Company’s sales of Class S shares, however, if Class S shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charge to 3.5% of the net offering price per share for each Class S share. The Company’s Class S shares are subject to annual ongoing services fees of 0.85% of the current net asset value of such shares, as determined in accordance with FINRA rules.
Neither the Company nor the Dealer Manager will charge an upfront selling commission on the Company’s sales of Class D shares, however, if Class D shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charge to 1.5% of the net offering price per share of each Class D share. The Company’s Class D shares are subject to annual ongoing services fees of 0.25% of the current net asset value of such shares, as determined in accordance with FINRA rules.
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

Distributions
Subject to our Board’s discretion, we intend to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.
The tables below present cash distributions per share that were declared for the following periods:

For the Year Ended December 31, 2023
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 22, 2022	January 31, 2023	February 24, 2023	$0.075000	$1,010	$19	$6,766
January 25, 2023	January 31, 2023	February 24, 2023	0.074775	909	19	6,746
February 21, 2023	February 28, 2023	March 23, 2023	0.074775	1,019	27	7,110
March 22, 2023	March 31, 2023	April 26, 2023	0.074775	1,137	38	7,193
April 25, 2023	April 30, 2023	May 23, 2023	0.074775	1,296	45	7,464
May 22, 2023	May 31, 2023	June 26, 2023	0.074775	1,441	53	7,737
June 23, 2023	June 30, 2023	July 26, 2023	0.074775	1,702	83	7,916
June 23, 2023	July 31, 2023	August 22, 2023	0.074775	1,878	119	8,364
June 23, 2023	October 31, 2023	November 24, 2023	0.020000	730	46	2,578
August 8, 2023	August 31, 2023	September 26, 2023	0.074775	1,999	138	8,893
August 8, 2023	September 29, 2023	October 26, 2023	0.074775	2,333	151	9,116
August 8, 2023	October 31, 2023	November 24, 2023	0.074775	2,460	166	9,640
November 20, 2023	November 30, 2023	December 22, 2023	0.074775	2,603	181	10,069
November 20, 2023	December 29, 2023	January 25, 2024	0.074775	2,727	187	10,333
November 20, 2023	December 29, 2023	January 25, 2024	0.020000	810	51	2,763
		Total	$1.012300	$24,054	$1,323	$112,688
(1) On November 20, 2023 the Company’s board of directors declared a distribution of 0.074775 per share, payable on or before February 29, 2024 to shareholders of record as of January 31, 2024.
(2) Distributions per share are gross of shareholder servicing fees.
(3) Distribution amounts are net of shareholder servicing fees.

For the Year Ended December 31, 2022(3)
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
(3) The Company commenced operations on May 2, 2022.

We have adopted a distribution reinvestment plan pursuant to which shareholders (except for residents of Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Vermont and Washington investors and clients of participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash.
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
Holders
As of March 6, 2024, there were 2279, 56, and 626 holders of record of our Class S, Class D, and Class I common stock, respectively.
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
The tables below present our share repurchase activity:

For the Year Ended December 31, 2023
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 28, 2023	I	March 31, 2023	$35,173	$10.12	3,475,640
February 28, 2023	S	March 31, 2023	965	$10.12	95,317
May 25, 2023	I	June 30, 2023	20,802	$10.14	2,051,539
May 25, 2023	S	June 30, 2023	1,425	$10.14	140,508
May 25, 2023	D	June 30, 2023	50	$10.14	4,926
August 24, 2023	I	September 29, 2023	39,093	$10.28	3,802,783
August 24, 2023	S	September 29, 2023	581	$10.28	56,519
August 24, 2023	D	September 29, 2023	52	$10.28	5,090
November 27, 2023	I	December 29, 2023	39,727	$10.38	3,827,332
November 27, 2023	S	December 29, 2023	564	$10.38	54,310
Total			$138,432		13,513,964

For the Year Ended December 31, 2022
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
August 25, 2022	I	September 30, 2022	$6,703	$9.93	675,034
November 28, 2022	I	December 30, 2022	22,059	$10.02	2,201,495
Total			$28,762		2,876,529

Senior Securities
The table below presents information about our senior securities is as of the end of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
December 31, 2023	$541.4	2,353.7	—	N/A
December 31, 2022	415.2	1,958.8	—	N/A
SPV Asset Facility I
December 31, 2023	$550.0	2,353.7	—	N/A
December 31, 2022	614.0	1,958.8	—	N/A
SPV Asset Facility II
December 31, 2023	$—	2,353.7	—	N/A
Series 2023A Notes
December 31, 2023	$100.0	2,353.7	—	N/A
Series 2023B-A Notes
December 31, 2023	$100.0	2,353.7	—	N/A
Series 2023B-B Notes
December 31, 2023	$75.0	2,353.7	—	N/A

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

Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Technology Income Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” in this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.

87

Overview

Blue Owl Technology Income Corp. (the “Company”, “we”, “us”, or “our”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. Formed as a Maryland corporation on June 22, 2021, we were advised by Blue Owl Technology Credit Advisors LLC ("OTCA") from October 1, 2021 to November 30, 2021. As of November 30, 2021, we are advised by Blue Owl Technology Credit Advisors II LLC (our “Adviser”or "OTCA II"), who is responsible for sourcing potential investment opportunities, conducting research, performing due diligence on prospective investments, structuring our investments and monitoring our portfolio companies on an ongoing basis. The Adviser is registered as an investment adviser with the Securities and Exchange Commission (“SEC”). We have elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. On December 9, 2021, we formed a wholly-owned subsidiary, OR Tech Lending IC LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Tech Lending IC LLC makes loans to borrowers headquarter in California. From time to time we may form wholly-owned subsidiaries to facilitate the normal course of business.
We are managed by our Adviser. Our Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. Our Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our Board, our Adviser manages the day-to-day operations of, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
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
On September 30, 2021, an affiliate of the Adviser ("the Initial Shareholder") purchased 100 shares of our Class I common stock at $10.00 per share, which represents the initial public offering price of such shares. The Initial Shareholder will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue its role. On October 6, 2021, we received a subscription agreement, totaling $50.0 million for the purchase of Class I common shares of our common stock from entities affiliated with the Adviser. We had called all of the $50.0 million under the subscription agreement as of December 31, 2023. As of December 31, 2022 we had called all $50 million under the subscription agreement and commenced our continuous public offering.
Since meeting the minimum offering requirement and commencing our continuous public offering through December 31, 2023, we have issued 39,654,774 shares of Class S common stock, 2,541,479 shares of Class D common stock, and 16,914,319 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $403.4 million, $25.8 million, and $170.3 million, respectively, including $1,000 of seed capital contributed by its Initial Shareholder. We have issued 131,585,710 shares of our Class I common stock to feeder vehicles primarily created to hold our Class I shares in a Private Offering and raised gross proceeds of approximately $1.3 billion.
Our Adviser also serves as investment adviser to Blue Owl Technology Finance Corp. II (f/k/a Owl Rock Technology Finance Corp. II).
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies. Blue Owl’s Credit platform is comprised of the Adviser, OTCA, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”), and Blue Owl Capital Private Fund Advisors LLC (“OPFA” and together with the Adviser, OCA, ODCA and OTCA, the “Blue Owl Credit Advisers”), which are also investment advisers. As of December 31, 2023, the Adviser and its affiliates had $84.6 billion in assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Technology Lending Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team, is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s investment committees. Blue Owl’s Credit platform has four investment committees each of which focuses on a specific investment strategy (Diversified

Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Technology Lending Investment Committee is comprised of Erik Bissonnette, Pravin Vazirani and Jon ten Oever. The Investment Team, under the Technology Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
The Technology Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Technology Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be bought and sold), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Technology Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Technology Lending Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Technology Lending Investment Committee. The compensation packages of certain Technology Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
In addition, we and the Adviser have entered into a dealer manager agreement with Blue Owl Securities and certain participating broker-dealers to solicit capital (the "Dealer Manager Agreement").
We may be prohibited under the Investment Company Act of 1940, as amended (the “1940 Act”) from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (as amended, the “Order“), that has been granted by the SEC to OCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Order permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and/or other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and investment portfolios of business development companies (“BDCs”), private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and have an investment objective similar to ours.
We have elected to be regulated as a BDC under the 1940 Act and have elected to be regulated as a RIC for tax purposes under the Code. As a result, we are required to comply with various statutory and regulatory requirements, such as:
•the requirement to invest at least 70% of our assets in “qualifying assets”, as such term is defined in the 1940 Act;
•source of income limitations;
•asset diversification requirements; and
•the requirement to distribute (or be treated as distributing) in each taxable year at least the sum of 90% of our investment company taxable income and tax-exempt interest for that taxable year.
Our Investment Framework

We are a Maryland corporation organized primarily to originate and make debt and equity investments in, technology-related companies based primarily in the United States. . We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity or equity-linked investments. We may hold our investments directly or through special purpose vehicles. Since our Adviser's affiliates began investment activities in April 2016 through December 31, 2023, the Blue Owl Credit Advisers have originated $90.6 billion of aggregate principal amount of investments across multiple industries, of which $86.9 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

We invest in a broad range of established and high growth technology-related companies that capitalize on the large and growing demand for technology products and services. These companies use technology extensively to improve their business processes, applications and opportunities or seek to grow through technological developments and innovations. These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet and digital media. Within each industry or sector, we intend to invest in companies that are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes, to solve problems. We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our total assets in such businesses.
We leverage Blue Owl’s relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $50 million and that are backed by venture capital firms or private equity firms that are active investors in and have an expertise in technology companies and technology-related industries. We expect that our target investments typically will range in size between $20 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, with a lesser allocation to equity related opportunities. We anticipate that generally any equity related securities we hold will be minority positions. We expect that our investment size will vary with the size of our capital base and we anticipate that our average investment size will be 1-2% of our entire portfolio with no investment size greater than 5%.
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, including publicly traded debt instruments. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle-market companies, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. In addition, our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
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
Growth capital investments are typically unsecured obligations of the borrower, and might be structured as unsecured indebtedness, convertible bonds, convertible equity, preferred equity, and common equity. We seek to limit the downside potential of our investments by negotiating covenants in connection with our investments consistent with preservation of our capital. Such restrictions may include affirmative covenants (including reporting requirements), negative covenants (including financial covenants), lien protection, change of control provisions and board rights, including either observation rights or rights to a seat on the board under some circumstances. Except for our specialty financing portfolio investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
We target portfolio companies where we can structure larger transactions. As of December 31, 2023, our average investment size in each of our portfolio companies was approximately $28.2 million based on fair value. As of December 31, 2023, investments we classify as traditional financing, excluding certain investments that fall outside of our typical borrower profile, represented 88.9% of our total portfolio based on fair value and these portfolio companies had a weighted average annual revenue of $1.3 billion, a weighted average annual EBITDA of $0.4 billion and a weighted average enterprise value of $6.1 billion. As of December 31, 2023, investments we classify as growth capital represented 7.9% of our total portfolio based on fair value and these portfolio companies had a weighted average annual revenue of $2.2 billion and weighted average enterprise value of $15.3 billion.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2023, 99.9% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Expense Support and Conditional Reimbursement Agreement
On November 30, 2021, we entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, the purpose of which was to ensure that no portion of our distributions to shareholders represented a return of capital for tax purposes. The Expense Support Agreement became effective as of the date that we met the minimum offering requirement, and was terminated by the Adviser on March 7, 2023.
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
Our obligation to make Reimbursement Payments survives the termination of the Expense Support Agreement. There are no Reimbursement Payments conditionally due from us to the Adviser.

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
On May 9, 2023, the Company and the Adviser amended the Expense Deferral Agreement to provide that the Adviser's obligation to incur and pay the Company’s expenses would cease as of April 30, 2023, and that the Company would repay the expenses previously incurred by the Adviser on the Company’s behalf in eighteen equal installments, upon meeting specified conditions. The first installment became an obligation of the Company on December 1, 2023, when the Company reached $1.75 billion in Net Subscriptions received from the sale of the Company’s common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75.0 million in Net Subscriptions received from the sale of the Company’s common shares thereafter. The Company recorded $0.7 million of expenses, of which $0.2 million related to offering costs, during the year ended December 31, 2023.
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
On June 22, 2022, the Adviser agreed to waive 100% of the performance based incentive fee and capital gains based incentive fee through October 31, 2022. Any portion of the incentive fees waived will not be subject to recoupment. For the year ended December 31, 2022, we incurred performance-based incentive fees of $7.7 million, of which $5.1 million was waived during the period.
For the the year ended December 31, 2022, there were no capital gains-based incentive fees.
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
Leverage
The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. On September 30, 2021, we received shareholder approval that allowed us to reduce our asset coverage ratio from 200% to 150%, effective as of October 1, 2021. As a result, we generally will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if its asset coverage, as defined in the 1940 Act, would at least be equal to 200% immediately after each such issuance. This reduced asset coverage ratio permits us to double the amount of leverage it can incur. For example, under a 150% asset coverage ratio we may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio we may only borrow $1 for investment purposes for every $1 of investor equity. Our current target leverage ratio is 0.90x-1.25x.
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
Secular Trends Supporting Growth for Private Credit. According to Gartner, a research and advisory company, global technology spend was $4.7 trillion in 2023 and is expected to grow to more than $5.1 trillion in 2024. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even after the public markets reopen to normal levels. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2023, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
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
Attractive Opportunities in Investments in Technology Companies. We invest in the debt and equity of technology companies. We believe that opportunities in the debt of technology companies are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issued with floating interest rates offers a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are generally secured by the issuer’s assets, which may provide protection in the event of a default.
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
Portfolio and Investment Activity
On November 23, 2021, the Company entered into a warehouse agreement with Cliffwater Corporate Lending Fund ("Cliffwater") to warehouse $200.0 million of loans. The Company and Cliffwater agreed to increase the size of the warehouse to fund additional investments as needed. The warehouse agreement created a forward obligation for Cliffwater to sell and a forward obligation for the Company to purchase certain investments owned and held by Cliffwater at the Company’s request. The Company had no obligation to purchase the investments under the warehouse agreement before aggregate subscriptions for the Company’s shares reached $450.0 million. On May 2, 2022, the Company broke escrow and utilized net equity proceeds to purchase $376.1 million of funded principal with an aggregate cost of $371.0 million from Cliffwater, inclusive of $55.2 million of unfunded commitments. The warehouse agreement terminated upon the Company purchasing the last investment from Cliffwater in May 2022.
On March 21, 2022, the Board approved multiple purchase agreements with Macquarie US Trading LLC (“Macquarie”) and certain of its affiliates (each, a “Financing Provider” and collectively, the “Financing Providers”). Under the purchase agreements, the Company had forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Providers, each of whom was obligated to settle the sale of such investments subject to the following conditions: (a) the Company received a minimum of $450.0 million of subscriptions; and (b) the Board approved the purchase of the specific Warehouse Investments. As of May 10, 2022, conditions under the purchase agreement were met and we became obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of December 31, 2023, the Company settled its required obligations under the purchase agreements.
As of December 31, 2023, based on fair value, our portfolio consisted of 84.8% first lien senior debt investments (of which 39.0% we consider to be unitranche debt investments (including "last out" portions of such loans)), 7.4% second lien senior secured debt investments, 6.5%, preferred equity investments, and 1.3% common equity investments.
As of December 31, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 11.8% and 11.8%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 12.0% and 12.0%, respectively. As of December 31, 2023, the weighted average spread of total debt investments was 6.0%.
As of December 31, 2023, we had investments in 115 portfolio companies with an aggregate fair value of $3.2 billion. As of December 31, 2023, we had net leverage of 0.70x debt-to-equity.
We expect merger and acquisition activity to increase as a result of stabilizing inflation, low unemployment and current federal policy. Should we see an increase in repayments, we intend to balance the pace of our originations with the aim of achieving leverage within our target range.We have seen more new deal opportunities from refinancings, add-on acquisitions and buyout activity over the quarter.
The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service oriented sectors such as software and healthcare, all of which serve diversified and durable end markets, and on additional financings to our existing borrowers. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders and Blue Owl has invested in several transactions in excess of $1 billion in size, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protection. We are continuing to monitor the effect that market volatility, including as a result of an elevated interest rate environment may have on our portfolio companies and our investment activities.
Many of the companies in which we invest are continuing to see solid demand with modest growth in both revenues and EBITDA. However, in the event of further geopolitical, economic and financial market instability, in the U.S. and elsewhere, or in the event of continued high interest rates, it is possible that the results of some of the middle market companies similar to those in which we invest could be challenged. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We also continue to invest in specialty financing portfolio companies, including LSI Financing DAC 1 ("LSI Financing"). These companies may use our capital to support acquisitions which could continue to lead to increased dividend income across well-diversified underlying portfolios. See "Specialty Financing Portfolio Companies."

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated).

	For the Year Ended December 31,
($ in thousands)	2023	2022(1)
New investment commitments
Gross originations	$1,502,209	$2,271,292
Less: Sell downs	(9,261)	(28,481)
Total new investment commitments	$1,492,948	$2,242,811
Principal amount of investments funded:
First-lien senior secured debt investments	$1,315,929	$1,506,524
Second-lien senior secured debt investments	7,572	237,789
Preferred equity investments	17,195	182,519
Common equity investments	10,734	31,278
Total principal amount of investments funded	$1,351,430	$1,958,510
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(126,872)	$—
Second-lien senior secured debt investments	(7,187)	—
Unsecured debt investments	—	—
Preferred equity investments	(13,188)	—
Common equity investments	—	—
Total principal amount of investments sold or repaid	$(147,247)	$—

Number of new investment commitments in new portfolio companies(2)	61	63
Average new investment commitment amount in new portfolio companies(2)	$18,586	$35,600
Weighted average term for new debt investment commitments (in years)	5.9	6.4
Percentage of new debt investment commitments at floating rates	99.9%	100.0%
Percentage of new debt investment commitments at fixed rates	0.1%	—%
Weighted average interest rate of new debt investment commitments(3)	11.2%	10.8%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.9%	6.2%
(1)The Company commenced operations on May 2, 2022.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.33% as of December 31, 2023 or 3-month LIBOR, which was 4.59%, as of December 31, 2022.

The table below presents our investments at amortized cost and fair value as of the following periods:

	As of		As of
	December 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$2,731,855	$2,750,873	$1,559,332	$1,558,578
Second-lien senior secured debt investments	244,033	240,627	235,671	226,686
Preferred equity investments(2)	208,036	211,797	185,520	181,670
Common equity investments	40,704	43,444	29,967	29,935
Total Investments	$3,224,628	$3,246,741	$2,010,490	$1,996,869
(1) 39.0% and 47.3% of which we consider unitranche loans as of December 31, 2023 and December 31, 2022, respectively.

(2) Includes equity investment in LSI Financing. See "ITEM 8. - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 3. Agreement s and Related Party Transactions" for more information regarding LSI Financing.

We use GICs for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of
	December 31, 2023	December 31, 2022
Aerospace & Defense	1.8%	2.2%
Application Software	12.9%	18.2%
Banks	1.9%	—%
Beverages	1.5%	2.5%
Buildings & Real Estate	0.6%	1.0%
Building Products	0.3%	—%
Commercial Services & Supplies	3.8%	5.1%
Construction & Engineering	0.5%	0.5%
Containers & Packaging	0.8%	1.1%
Diversified Consumer Services	1.2%	1.5%
Diversified Financial Services	2.8%	2.5%
Electrical Equipment	3.1%	5.0%
Energy Equipment & Services	0.2%	—%
Food & Staples Retailing	4.5%	7.5%
Health Care Equipment & Supplies	1.9%	0.2%
Health Care Providers & Services	5.2%	3.1%
Health Care Technology	11.4%	10.9%
Insurance	6.3%	3.8%
IT Services	6.0%	6.9%
Life Sciences Tools & Services	1.8%	0.3%
Machinery	0.5%	—%
Pharmaceuticals(1)	0.8%	0.6%
Professional Services	3.9%	0.4%
Real Estate Management & Development	2.3%	1.2%
Road & Rail	—%	0.2%
Specialty Retail	—%	2.0%
Systems Software	24.0%	23.3%
Total	100.0%	100.0%
(1) Includes equity investment in LSI Financing. See "ITEM 8. - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions" for more information regarding LSI Financing.
We classify the industries of our portfolio companies be end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.

The table below presents investments by geographic composition based on fair value as of the following periods:

	As of
	December 31, 2023	December 31, 2022
United States:
Midwest	17.1%	12.0%
Northeast	19.1%	25.9%
South	26.8%	35.2%
West	26.2%	21.7%
International	10.8%	5.2%
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	As of
	December 31, 2023	December 31, 2022
Weighted average total yield of portfolio	11.8%	11.0%
Weighted average total yield of debt and income producing securities	12.0%	11.2%
Weighted average interest rate of debt securities	11.4%	6.2%
Weighted average spread over base rate of all floating rate investments	6.0%	6.2%
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
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of		As of
	December 31, 2023		December 31, 2022
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$71,807	2.2%	$27,333	1.4%
2	3,156,618	97.2%	1,949,995	97.6%
3	18,316	0.6%	19,541	1.0%
4	—	—%	—	—%
5	—	—%	—	—%
Total	$3,246,741	100.0%	$1,996,869	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	As of		As of
	December 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,975,888	100.0%	$1,795,003	100.0%
Non-accrual	—	—%	—	—%
Total	$2,975,888	100.0%	$1,795,003	100.0%
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

Specialty Financing Portfolio Company

LSI Financing

LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment in LSI Financing. As of December 31, 2023 the fair value of our investment in LSI Financing was $13.0 million. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.

Results of Operations

The table below presents the operating results for the following periods:

	For the Years Ended December 31,
($ in thousands)	2023	2022
Total Investment Income	$299,963	$96,557
Less: Net operating expenses	(142,054)	(37,427)
Net Investment Income (Loss) Before Taxes	157,909	59,130
Less: Excise taxes	(126)	(287)
Net Investment Income (Loss) After Taxes	$157,783	$58,843
Net change in unrealized gain (loss)	31,885	(13,154)
Net realized gain (loss)	(421)	43
Net Increase (Decrease) in Net Assets Resulting from Operations	$189,247	$45,732
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the year ended December 31, 2023, our net asset value per share increased from $10.02 to $10.38. Additionally, although we were initially capitalized on September 30, 2021, we commenced operations and began investing activities in May 2022. As a result, comparisons may not be meaningful.
Investment Income
The table below presents investment income for the following periods:

	For the Years Ended December 31,
($ in thousands)	2023	2022
Interest income	$252,162	$77,592
PIK interest income	17,313	5,913
PIK dividend income	18,535	9,465
Dividend Income	8,098	—
Other income	3,855	3,587
Total Investment Income	$299,963	$96,557
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interest obtained in connection with originated loans, such as options, warrants, or conversion rights
For the the years ended December 31, 2023 and 2022
Investment income increased by $203.4 million for the year ended December 31, 2023 primarily due to an increase in interest income as a result of an increase in our investment portfolio which increased from $2.0 billion as of December 31, 2022 to $3.2 billion as of December 31, 2023. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. PIK interest represented approximately 5.8% and 6.1% of investment income for the years ended December 31, 2023 and 2022, respectively. PIK dividend income represented approximately 6.2% and 9.8% of investment income for the years ended December 31, 2023 and 2022, respectively. Dividend income increased by $8.1 million period-over-period driven by an increase in our portfolio of dividend income-producing investments. Other income increased by $0.3 million period-over-period due a increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Additionally, although we were initially capitalized on September 30, 2021, we commenced operations and began investing activities in May 2022. As a result, comparisons may not be meaningful.
Expenses
The table below presents expenses for the following periods:

	For the Years Ended December 31,
($ in thousands)	2023	2022
Offering costs	$374	$—
Interest expense	91,130	32,731
Management fees	16,514	4,897
Capital gains incentive fees	2,294	—
Performance based incentive fees	22,855	7,714
Professional fees	2,925	—
Directors' fees	623	—
Shareholder servicing fees	2,345	262
Other general and administrative	2,994	—
Total Operating Expenses	142,054	45,604
Management fees waived	—	(3,044)
Incentive fees waived	—	(5,133)
Expense support	—	(174)
Recoupment of expense support	—	174
Net Operating Expenses	$142,054	$37,427
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the years ended December 31, 2023 and 2022
Net operating expenses, increased by $104.6 million for the year ended December 31, 2023 due to an increase in interest expense, management fees, performance based incentive fees and other expenses of $58.4 million, $14.7 million, $20.3 million, and $11.2 million, respectively. The increase in interest expenses was driven by an increase in average daily borrowings to $1.1 billion from $676.3 million period over period. The increase in management fees was driven by growth in the net asset value of the portfolio and termination of management fee waivers period-over-period. The increase in incentive fees was due to higher pre-incentive fee net investment income and termination of incentive fee waivers period-over-period. The increase in offering costs, professional fees, director’s fees and other general and administrative expenses was driven by an amendment to the Expense Deferral Agreement period over period. Although we were initially capitalized on September 30, 2021, we commenced operations and began investing activities in May 2022. As a result, comparisons may not be meaningful.

Selected Financial Data

The table below sets forth our selected consolidated historical financial data as of and for the following periods. The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto, which are included elsewhere in this Form 10-K, and the remainder of this “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

	For the Year Ended December 31,
	2023	2022(1)
($ in thousands, except per share amounts)
Consolidated Statement of Operations Data
Income
Total investment income	$299,963	$96,557
Expenses
Total operating expenses	142,054	45,604
Management and incentive fees waived	—	(8,177)
Expense support	—	(174)
Recoupment of expense support	—	174
Net operating expenses	142,054	37,427
Net investment income (loss) before income taxes	157,909	59,130
Excise tax expenses (benefit)	126	287
Net investment income (loss) after income taxes	157,783	58,843
Total net realized and unrealized gain (loss)	31,464	(13,111)
Net increase (decrease) in net assets resulting from operations	$189,247	$45,732

Net increase (decrease) in net assets resulting from operations- Class S common stock	$33,852	$3,001
Net increase (decrease) in net assets resulting from operations- Class D common stock	$1,876	$19
Net increase (decrease) in net assets resulting from operations- Class I common stock	$153,519	$42,712
Earnings per share - basic and diluted of Class S common stock(2)	$1.28	$0.57
Earnings per share - basic and diluted of Class D common stock(3)	$1.36	$0.29
Earnings per share - basic and diluted of Class I common stock	$1.36	$0.59
(1)The Company commenced operations on May 2, 2022.
(2)Class S were first issued on June 1, 2022.
(3)Class D were first issued October 3, 2022.

	As of December 31,
	2023	2022	2021
($ in thousands, except per share amounts)
Consolidated Balance Sheet Data
Investments at fair value	$3,246,741	$1,996,869	$—
Cash	$47,861	$28,061	$86
Total assets	$3,327,421	$2,043,570	$151
Total debt (net of unamortized debt issuance costs)	$1,349,650	$1,017,914	$—
Total liabilities	$1,445,818	$1,054,073	$—
Total net assets	$1,881,603	$989,497	$151
Net asset value per Class S share(1)	$10.38	$10.02	$—
Net asset value per Class D share(1)	$10.38	$10.02	$—
Net asset value per Class I share	$10.38	$10.02	$10.00
Other Data:
Number of portfolio companies at year end	115	63	N/A
Distributions declared per share(2)	$1.012300	$0.52162	N/A
Total return based on net asset value	14.1%	5.5%	N/A
Weighted average total yield of portfolio at fair value	11.8%	11.0%	N/A
Weighted average total yield of portfolio at amortized cost	11.8%	10.9%	N/A
Weighted average yield of debt and income producing securities at fair value	12.0%	11.2%	N/A
Weighted average yield of debt and income producing securities at amortized cost	12.0%	11.1%	N/A
Fair value of debt investments as a percentage of principal	98.7%	97.5%	N/A
(1)There were no Class S or Class D common shares outstanding as of December 31, 2021.
(2)Distributions per share are gross of shareholder servicing fees.

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
($ in thousands, except per share amounts)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Investment income	$59,962	$65,503	$78,994	$95,504
Net operating expenses	27,564	31,346	36,901	46,243
Net investment income (loss)	32,398	34,157	42,093	49,261
Excise tax expense (benefit)	—	30	175	(79)
Net realized and unrealized gains (losses)	9,122	(4,319)	10,945	15,716
Net increase (decrease) in net assets resulting from operations	$41,520	$29,808	$52,863	$65,056

Net asset value per Class S share as of the end of the quarter(2)	$10.12	$10.14	$10.28	$10.38
Net asset value per Class D share as of the end of the quarter(3)	$10.12	$10.14	$10.28	$10.38
Net asset value per Class I share as of the end of the quarter	$10.12	$10.14	$10.28	$10.38
Earnings (losses) per share - basic and diluted of Class S common stock	$0.35	$0.22	$0.34	$0.35
Earnings (losses) per share - basic and diluted of Class D common stock	$0.31	$0.24	$0.35	$0.37
Earnings (losses) per share - basic and diluted of Class I common stock	$0.38	$0.24	$0.35	$0.38

	For the Three Months Ended
($ in thousands, except per share amounts)	June 30, 2022(1)	September 30, 2022	December 31, 2022
Investment income	$10,176	$35,696	$50,685
Net operating expenses	3,180	11,869	22,378
Net investment income (loss)	6,996	23,827	28,307
Excise tax expense (benefit)	—	225	62
Net realized and unrealized gains (losses)	(12,129)	(2,600)	1,618
Net increase (decrease) in net assets resulting from operations	$(5,133)	$21,002	$29,863

Net asset value per Class S share as of the end of the quarter(2)	$9.81	$9.93	$10.02
Net asset value per Class D share as of the end of the quarter(3)	$—	$—	$10.02
Net asset value per Class I share as of the end of the quarter	$9.81	$9.93	$10.02
Earnings (losses) per share - basic and diluted of Class S common stock(2)	$(0.09)	$0.12	$0.29
Earnings (losses) per share - basic and diluted of Class D common stock(3)	$—	$—	$0.29
Earnings (losses) per share - basic and diluted of Class I common stock	$(0.09)	$0.29	$0.32
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
For the year ended December 31, 2023, we recorded $0.1 million of U.S. federal excise tax. For the year ended December 31, 2022, we recorded $0.3 million for U.S. federal excise tax.
Net Change in Unrealized Gains (Loss) on Investments
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The table below presents the composition to the net change in unrealized gains (losses) for the following periods:

	For the Years Ended December 31,
($ in thousands)	2023	2022
Net change in unrealized gain (loss) on investments	$30,073	$(13,258)
Net change in translation of assets and liabilities in foreign currencies	1,812	104
Net Change in Unrealized Gain (Loss)	$31,885	$(13,154)
For the Year Ended December 31, 2023 and 2022
The primary driver of our portfolio’s unrealized gain was primarily driven by an increase in the fair value of our debt investments due to current market conditions, including credit spreads tightening, and reversals of prior period unrealized losses that were realized during the period in connection with the restructuring of certain debt investments. We were initially capitalized on September 30, 2021, we commenced operations and began investing activities in May 2022. As a result, comparisons may not be meaningful.
The tables below present the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Year Ended December 31, 2023
($ in thousands)
Picard Holdco, Inc.	$6,344
Asurion, LLC	5,336
Minerva Holdco, Inc.	3,950
SailPoint Technologies Holdings, Inc.	2,170
Zendesk, Inc.	1,430
Project Alpine Co-Invest Fund, LP	1,345
Delta TopCo, Inc. (dba Infoblox, Inc.	1,295
RealPage, Inc.	1,157
Securonix, Inc.	(1,259)
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	(1,333)
Remaining Portfolio Companies	9,638
Total	$30,073

Portfolio Company	For the Year Ended December 31, 2022
($ in thousands)
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	$1,228
CDK Global, Inc.	725
Anaplan, Inc.	666
Asurion, LLC	(4,730)
Minerva Holdco, Inc.	(3,944)
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	(3,378)
Barracuda Networks, Inc.	(1,281)
Dodge Construction Network	(1,695)
RealPage, Inc.	(741)
Sovos Compliance, LLC	(482)
Remaining Portfolio Companies	374
Total	$(13,258)

Net Realized Gains (Losses) on Investments
The table below presents the change to the realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following periods:

	For the Years Ended December 31,
($ in thousands)	2023	2022(1)
Net realized gain (loss) on investments	$585	$17
Net realized gain (loss) on foreign currency transactions	(1,006)	26
Net Realized Gain (Loss)	$(421)	$43
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
In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material. As of December 31, 2023 and December 31, 2022, our asset coverage ratio was 235.4% and 195.9%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitment we are required to fund. As of December 31, 2023, our weighted average cost of debt was 8.3%.
As of December 31, 2023, cash, taken together with our available debt capacity, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash need will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future. As of December 31, 2023, we had $534.2 million available under our credit facilities.
As of December 31, 2023, we had $47.9 million in cash. For the the year ended December 31, 2023, we used $1.0 billion in cash for operating activities, primarily as a result of funding portfolio investments of $1.4 billion. Cash provided by financing activities was $1.1 billion during the period, which was the result of proceeds from gross borrowings on our credit facilities of $1.7 billion, partially offset by repayments on our credit facilities of $1.4 billion, and $0.9 billion of proceeds from issuance of common shares.
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
In certain cases, and subject to the Dealer Manager’s approval, the shares of holders of Class S or Class D shares may be converted or exchanged into an equivalent net asset value amount of Class I shares, including in situations where a shareholder exits a relationship with a participating broker-dealer for this offering and does not enter into a new relationship with a participating broker-dealer for this offering.
On September 30, 2021, we issued 100 common shares for $1,000 to OTCA, an affiliate of the Adviser.
On October 6, 2021, we received a subscription agreement totaling $50 million for the purchase of shares of our Class I common stock from entities affiliated with the Adviser. As of December 31, 2022, we had called all $50 million of the commitment pursuant to the subscription agreement and commenced our continuous public offering.
OTCA will not tender the Class I shares it purchased on September 30, 2021 for repurchase as long as our Adviser remains the investment adviser of the Company. There is no current intention for our Adviser to discontinue its role.

The tables below present transactions with respect to shares of our common stock for the following periods:

	For the Year Ended December 31, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	28,953,479	$296,119	2,434,747	$24,759	8,677,527	$88,135	40,065,753	$409,013
Shares/gross proceeds from the private placements	—	—	—	—	50,470,749	515,172	50,470,749	515,172
Reinvestment of distributions	1,127,663	11,569	39,968	411	4,349,616	44,681	5,517,247	56,661
Repurchased shares	(346,654)	(3,535)	(10,016)	(102)	(13,157,294)	(134,795)	(13,513,964)	(138,432)
Total shares/gross proceeds	29,734,488	304,153	2,464,699	25,068	50,340,598	513,193	82,539,785	842,414
Sales load	—	(1,490)	—	—	—	—	—	(1,490)
Total shares/net proceeds	29,734,488	$302,663	2,464,699	$25,068	50,340,598	$513,193	82,539,785	$840,924

	For the Year Ended December 31, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	10,701,296	$107,249	106,732	$1,065	8,221,693	$81,980	19,029,721	$190,294
Shares/gross proceeds from the private placements	—	—	—	—	81,114,960	809,660	81,114,960	809,660
Reinvestment of distributions	79,019	789	287	3	1,343,126	13,386	1,422,432	14,178
Repurchased shares	—	—	—	—	(2,876,529)	(28,762)	(2,876,529)	(28,762)
Total shares/gross proceeds	10,780,315	108,038	107,019	1,068	87,803,250	876,264	98,690,584	985,370
Sales load	—	(581)	—	—	—	—	—	(581)
Total shares/net proceeds	10,780,315	$107,457	107,019	$1,068	87,803,250	$876,264	98,690,584	$984,789

	From Inception (June 22, 2021) to December 31, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	—	$—	15,100	$151	15,100	$151
Shares/gross proceeds from the private placements	—	—	—	—	—	—	—	—
Reinvestment of distributions	—	—	—	—	—	—	—	—
Repurchased shares	—	—	—	—	—	—	—	—
Total shares/gross proceeds	—	—	—	—	15,100	151	15,100	151
Sales load	—	—	—	—	—	—	—	—
Total shares/net proceeds	—	$—	—	$—	15,100	$151	15,100	$151

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

The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

For the Year Ended December 31, 2023
	Class S			Class D			Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2023	$10.02	$—	$10.02	$10.02	$—	$10.02	$10.02	$—	$10.02
February 1, 2023	$10.17	$—	$10.17	$10.17	$—	$10.17	$10.17	$—	$10.17
March 1, 2023	$10.15	$—	$10.15	$10.15	$—	$10.15	$10.15	$—	$10.15
April 3, 2023	$10.12	$—	$10.12	$10.12	$—	$10.12	$10.12	$—	$10.12
May 1, 2023	$10.15	$—	$10.15	$10.15	$—	$10.15	$10.15	$—	$10.15
June 1, 2023	$10.11	$—	$10.11	$10.11	$—	$10.11	$10.11	$—	$10.11
July 3, 2023	$10.14	$—	$10.14	$10.14	$—	$10.14	$10.14	$—	$10.14
August 1, 2023	$10.21	$—	$10.21	$10.21	$—	$10.21	$10.21	$—	$10.21
September 1, 2023	$10.26	$—	$10.26	$10.26	$—	$10.26	$10.26	$—	$10.26
October 2, 2023	$10.28	$—	$10.28	$10.28	$—	$10.28	$10.28	$—	$10.28
November 1, 2023	$10.21	$—	$10.21	$10.21	$—	$10.21	$10.21	$—	$10.21
December 1, 2023	$10.32	$—	$10.32	$10.32	$—	$10.32	$10.32	$—	$10.32
(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2) Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

For the Year Ended December 31, 2022
	Class S			Class D			Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial offering price	$—	$—	$—	$—	$—	$—	10.00	$—	10.00
June 1, 2022	$9.96	$—	$9.96	$9.96	$—	$9.96	$9.96	$—	$9.96
July 1, 2022	$9.81	$—	$9.81	$9.81	$—	$9.81	$9.81	$—	$9.81
August 1, 2022	$10.00	$—	$10.00	$10.00	$—	$10.00	$10.00	$—	$10.00
September 1, 2022	$10.03	$—	$10.03	$10.04	$—	$10.04	$10.04	$—	$10.04
October 1, 2022	$9.93	$—	$9.93	$9.93	$—	$9.93	$9.93	$—	$9.93
November 1, 2022	$9.97	$—	$9.97	$9.97	$—	$9.97	$9.97	$—	$9.97
December 1, 2022	$10.01	$—	$10.01	$10.01	$—	$10.01	$10.01	$—	$10.01
(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2) Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

Distributions
Subject to our Board’s discretion, we intend to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.
The tables below present cash distributions per share that were declared for the following periods:

For the Year Ended December 31, 2023
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 22, 2022	January 31, 2023	February 24, 2023	$0.075000	$1,010	$19	$6,766
January 25, 2023	January 31, 2023	February 24, 2023	0.074775	909	19	6,746
February 21, 2023	February 28, 2023	March 23, 2023	0.074775	1,019	27	7,110
March 22, 2023	March 31, 2023	April 26, 2023	0.074775	1,137	38	7,193
April 25, 2023	April 30, 2023	May 23, 2023	0.074775	1,296	45	7,464
May 22, 2023	May 31, 2023	June 26, 2023	0.074775	1,441	53	7,737
June 23, 2023	June 30, 2023	July 26, 2023	0.074775	1,702	83	7,916
June 23, 2023	July 31, 2023	August 22, 2023	0.074775	1,878	119	8,364
June 23, 2023	October 31, 2023	November 24, 2023	0.020000	730	46	2,578
August 8, 2023	August 31, 2023	September 26, 2023	0.074775	1,999	138	8,893
August 8, 2023	September 29, 2023	October 26, 2023	0.074775	2,333	151	9,116
August 8, 2023	October 31, 2023	November 24, 2023	0.074775	2,460	166	9,640
November 20, 2023	November 30, 2023	December 22, 2023	0.074775	2,603	181	10,069
November 20, 2023	December 29, 2023	January 25, 2024	0.074775	2,727	187	10,333
November 20, 2023	December 29, 2023	January 25, 2024	0.020000	810	51	2,763
		Total	$1.012300	$24,054	$1,323	$112,688
(1) On November 20, 2023 the Company’s board of directors declared a distribution of 0.074775 per share, payable on or before February 29, 2024 to shareholders of record as of January 31, 2024.
(2) Distributions per share are gross of shareholder servicing fees.
(3) Distribution amounts are net of shareholder servicing fees.

For the Year Ended December 31, 2022(1)
Declaration Date	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)
($ in thousands, except per share amounts)				Class S	Class D	Class I
May 3, 2022	May 31, 2022	June 23, 2022	$0.04583	$—	$—	$2,449
June 24, 2022	June 30, 2022	July 26, 2022	0.05810	4	—	3,435
July 25, 2022	July 31, 2022	August 24, 2022	0.06131	70	—	4,044
August 23, 2022	August 31, 2022	September 26, 2022	0.06458	169	—	4,511
September 26, 2022	September 30, 2022	October 26, 2022	0.07112	336	—	5,424
October 21, 2022	October 31, 2022	November 26, 2022	0.07112	461	2	5,881
November 22, 2022	November 30, 2022	December 23, 2022	0.07478	620	4	6,462
December 21, 2022	December 30, 2022	January 26, 2023	0.07478	728	8	6,567
		Total	$0.52162	$2,388	$14	$38,773

(1) The Company commenced operations on May 2, 2022.
(2) Distributions per share are gross of shareholder servicing fees.
(3) Distribution amounts are net of shareholder servicing fees.

We have adopted a distribution reinvestment plan pursuant to which shareholders (except for residents of Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Vermont and Washington investors and clients of participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash.
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
The tables below presents the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock for the following periods:

	For the Years Ended December 31, 2023
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$1.120595	$157,783	114.3%
Net realized gain (loss) on investments	0.003228	585	0.4%
Distributions in excess of (undistributed) net investment income	(0.111523)	(20,303)	(14.7)%
Total	$1.012300	$138,065	100.0%
(1) Distributions per share are gross of shareholder servicing fees.
(2) Data in this table is presented on a consolidated basis. Refer to Note 11 "Financial Highlights" for amounts by share class.

	For the Year Ended December 31, 2022(1)
Source of Distribution(3)	Per Share(2)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.75909	$58,843	142.9%
Net realized gain (loss) on investments	0.00017	17	—%
Distributions in excess of (undistributed) net investment income	(0.23764)	(17,685)	(42.9)%
Total	$0.52162	$41,175	100.0%
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

The tables below present our share repurchase activity:

For the Year Ended December 31, 2023
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 28, 2023	I	March 31, 2023	$35,173	$10.12	3,475,640
February 28, 2023	S	March 31, 2023	965	$10.12	95,317
May 25, 2023	I	June 30, 2023	20,802	$10.14	2,051,539
May 25, 2023	S	June 30, 2023	1,425	$10.14	140,508
May 25, 2023	D	June 30, 2023	50	$10.14	4,926
August 24, 2023	I	September 29, 2023	39,093	$10.28	3,802,783
August 24, 2023	S	September 29, 2023	581	$10.28	56,519
August 24, 2023	D	September 29, 2023	52	$10.28	5,090
November 27, 2023	I	December 29, 2023	39,727	$10.38	3,827,332
November 27, 2023	S	December 29, 2023	564	$10.38	54,310
Total			$138,432		13,513,964

For the Year Ended December 31, 2022
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
August 25, 2022	I	September 30, 2022	$6,703	$9.93	675,034
November 28, 2022	I	December 30, 2022	22,059	$10.02	2,201,495
Total			$28,762		2,876,529

Debt
Aggregate Borrowings
The tables below present our debt obligations as of the following periods:

	As of
	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$875,000	$541,410	$333,590	$(7,772)	$533,638
SPV Asset Facility I	750,000	550,000	41,800	(4,043)	545,957
SPV Asset Facility II	250,000	—	158,797	(2,333)	(2,333)
Series 2023A Notes	100,000	100,000	—	(1,018)	98,982
Series 2023B-A Notes	100,000	100,000	—	(826)	99,174
Series 2023B-B Notes	75,000	75,000	—	(768)	74,232
Total Debt	$2,150,000	$1,366,410	$534,187	$(16,760)	$1,349,650
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

	As of
	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$750,000	$415,229	$18,647	$(4,567)	$410,661
SPV Asset Facility I	1,000,000	614,000	2,867	(6,747)	607,253
Total Debt	$1,750,000	$1,029,229	$21,514	$(11,314)	$1,017,914
(1) The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
The table below presents the components of interest expense for the following periods:

	For the Years Ended December 31,
($ in thousands)	2023	2022(1)
Interest expense(2)	$87,693	$30,161
Amortization of debt issuance costs	3,437	1,967
Total Interest Expense	$91,130	$32,128

Average interest rate(3)(4)	8.0%	6.6%
Average daily outstanding borrowings(3)(4)	$1,079,312	$676,278
(1) The Company commenced operations on May 2, 2022.
(2) For the period ended December 31, 2022, interest expense excludes approximately $0.6 million of financing fees incurred in connection with the Macquarie warehouse agreements prior to the commencement of operations on May 2, 2022.
(3) For the period ended December 31, 2022, averages reflect the period from May 2, 2022, the date of the agreement, through December 31, 2022.
(4) Averages are calculated based on annualized amounts.

The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
December 31, 2023	$541.4	2,353.7	—	N/A
December 31, 2022	415.2	1,958.8	—	N/A
SPV Asset Facility I
December 31, 2023	$550.0	2,353.7	—	N/A
December 31, 2022	614.0	1,958.8	—	N/A
SPV Asset Facility II
December 31, 2023	$—	2,353.7	—	N/A
Series 2023A Notes
December 31, 2023	$100.0	2,353.7	—	N/A
Series 2023B-A Notes
December 31, 2023	$100.0	2,353.7	—	N/A
Series 2023B-B Notes
December 31, 2023	$75.0	2,353.7	—	N/A
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

Revolving Credit Facility
On May 2, 2022, we entered into a Senior Secured Credit Agreement (the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent. On October 23, 2023 (the "Revolving Credit Facility First Amendment Date"), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date, convert a portion of the existing revolver availability into term loan availability and reduce the credit adjustment spread to 0.10% for all Loan tenors. The following describes the terms of the Revolving Credit Facility amended through October 23, 2023.
The Revolving Credit Facility is guaranteed by certain of our domestic subsidiaries in existence as of the Revolving Credit Facility First Amendment Date, and will be guaranteed by certain domestic subsidiaries of ours that are formed or acquired by us thereafter (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of the Revolving Credit Facility First Amendment Date, the Revolving Credit Facility provides for (a) a term loan in an initial amount of $125.0 million, and (b) subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, a revolving credit facility in an initial amount of up to is $750.0 million (the aggregate commitments under the Revolving Credit Facility increased from $800.0 million to $875.0 million on the Revolving Credit Facility First Amendment Date). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.75 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
As of the Revolving Credit Facility First Amendment Date, the availability period with respect to the revolving credit facility under the Revolving Credit Facility will terminate on October 22, 2027 (the “Commitment Termination Date”) and the Revolving Credit Facility will mature on October 23, 2028 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of 2.00% per annum or (ii) the alternative base rate plus margin of 1.00% per annum. With respect to loans denominated in U.S dollars, we may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 2.00% per annum. We will also pay a fee of 0.375% on daily undrawn amounts under the Revolving Credit Facility.
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
SPV Asset Facilities
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
Following the SPV Asset Facility I Amendment Date, from time to time, we expect to sell and contribute certain investments to Tech Income Funding I pursuant to a Sale and Contribution Agreement by and between us and Tech Income Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Tech Income Funding I, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Tech Income Funding I through our ownership of Tech Income Funding I. The maximum principal amount which may be borrowed under the SPV Asset Facility I is $750.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Tech Income Funding I’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits and other portfolio tests.
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
From time to time, we expect to sell and contribute certain investments to Tech Income Funding II pursuant to a Sale and Contribution Agreement, dated as of the SPV Asset Facility II Closing Date, by and between us and Tech Income Funding II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by Tech Income Funding II, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Tech Income Funding II through its ownership of Tech Income Funding II. The maximum principal amount of the SPV Asset Facility II is $250.0 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to a borrowing base test (which is based on the value of Tech Income Funding II’s assets from time to time, an advance rate and concentration limitations) and satisfaction of certain conditions, including collateral quality tests.

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

Unsecured Notes

Series 2023A Notes
On July 6, 2023, we entered into a Master Note Purchase Agreement (the “Series 2023A Note Purchase Agreement”) governing the issuance of $100.0 million in aggregate principal amount of Series 2023A Notes, due July 6, 2026, with a fixed interest rate of 8.25% per year (the “Series 2023A Notes”), to qualified institutional investors in a private placement. The Series 2023A Notes are guaranteed by OR Tech Lending IC LLC, ORTIC BC 1 LLC and ORTIC BC 2 LLC, subsidiaries of ours.
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
The Series 2023A Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, a minimum net worth of $347.1 million and a minimum asset coverage ratio of 1.50 to 1.00.
In addition, in the event that a Below Investment Grade Event (as defined in the Series 2023A Note Purchase Agreement) occurs, the Series 2023A Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the Series 2023A Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the Series 2023A Note Purchase Agreement) occurs, the Series 2023A Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the Series 2023A Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the Series 2023A Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the Series 2023A Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The Series 2023A Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of ours, certain judgments and orders and certain events of bankruptcy.
Series 2023B-A Notes
On December 6, 2023, we entered into a Master Note Purchase Agreement (the “Series 2023B-A Note Purchase Agreement”) governing the issuance of $100.0 million in aggregate principal amount of Series 2023B Senior Notes, Tranche A, due January 15, 2029, with a floating interest rate per annum equal to the Benchmark (which is based on the CME TSFR3M Index Screen Rate and more fully defined in the Series 2023B-A Note Purchase Agreement) plus 4.75% (475 basis points) (the “Series 2023B-A Notes”), to qualified institutional investors in a private placement. The Series 2023B-A Notes are guaranteed by OR Tech Lending IC LLC, ORTIC BC 1 LLC and ORTIC BC 2 LLC, subsidiaries of ours.
Interest on the Series 2023B-A Notes will be due quarterly on the 15th day of January, April, July and October each year, beginning on April 15, 2024. The Series 2023B-A Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the Series 2023B-A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Series 2023B-A Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
The Series 2023B-A Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, a minimum net worth of $1.06 billion, and a minimum asset coverage ratio of 1.50 to 1.00.

In addition, in the event that a Below Investment Grade Event (as defined in the Series 2023B-A Note Purchase Agreement) occurs, the Series 2023B-A Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the Series 2023B-A Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the Series 2023B-A Note Purchase Agreement) occurs, the Series 2023B-A Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the Series 2023B-A Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the Series 2023B-A Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the Series 2023B-A Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The Series 2023B-A Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of ours, certain judgments and orders and certain events of bankruptcy.

Series 2023B-B Notes
On December 20, 2023, we entered into a Note Purchase Agreement (the “Series 2023B-B Note Purchase Agreement”) governing the issuance of $75.0 million in aggregate principal amount of Series 2023B Senior Notes, Tranche B, due January 15, 2027, with a floating interest rate per annum equal to the Benchmark (which is based on the CME TSFR3M Index Screen Rate and more fully defined in the Series 2023B-B Note Purchase Agreement) plus 4.45% (445 basis points) (the “Series 2023B-B Notes”), to qualified institutional investors in a private placement. The Series 2023B-B Notes are guaranteed by OR Tech Lending IC LLC, ORTIC BC 1 LLC and ORTIC BC 2 LLC, subsidiaries of ours.
Interest on the Series 2023B-B Notes will be due quarterly on the 15th day of January, April, July and October each year, beginning on April 15, 2024. The Series 2023B-B Notes may be redeemed in whole or in part at any time or from time to time at the our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the Series 2023B-B Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Series 2023B-B Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
The Series 2023B-B Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, a minimum net worth of $1.06 billion, and a minimum asset coverage ratio of 1.50 to 1.00.
In addition, in the event that a Below Investment Grade Event (as defined in the Series 2023B-B Note Purchase Agreement) occurs, the Series 2023B-B Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the Series 2023B-B Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the Series 2023B-B Note Purchase Agreement) occurs, the Series 2023B-B Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the Series 2023B-B Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the Series 2023B-B Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the Series 2023B-B Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The Series 2023B-B Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of ours, certain judgments and orders and certain events of bankruptcy.

Off-Balance Sheet Arrangements

Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. We had the following outstanding commitments to fund investments in current portfolio companies as of the following periods:

		As of
Portfolio Company	Investment	December 31, 2023	December 31, 2022
($ in thousands)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	$2,408	$—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	762	1,515
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	3,820	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273	2,273
Anaplan, Inc.	First lien senior secured revolving loan	6,481	6,481
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	10,587	16,366
Appfire Technologies, LLC	First lien senior secured revolving loan	1,260	1,539
Armstrong Bidco Limited	First lien senior secured GBP delayed draw term loan	—	3,734
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	—	870
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR term loan	14,005	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK term loan	14,656	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	1,556	—
Avalara, Inc.	First lien senior secured revolving loan	2,273	2,273
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	2,866	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	4,103	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	100	195
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	185	246
Certinia, Inc.	First lien senior secured revolving loan	5,882	—
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	7,429	7,973
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	750	750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	375	375
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	9,434	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	344	—
Entrata, Inc.	First lien senior secured revolving loan	3,941	—
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	1,896	—
Finastra USA, Inc.	First lien senior secured revolving loan	4,608	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	19,934
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	145	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	93	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	37	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	7,600	7,600
Grayshift, LLC	First lien senior secured revolving loan	5,806	5,806
Hyland Software, Inc.	First lien senior secured revolving loan	1,919	—
Hyperion Refinance S.a.r.l (dba Howden Group)	First lien senior secured delayed draw term loan	—	17,714
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	3,127	4,963

		As of
Portfolio Company	Investment	December 31, 2023	December 31, 2022
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,382	2,010
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	4,485	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	3,203	—
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	1,350	1,350
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	12,716	—
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	5,934	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	4,567	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,135	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	757	652
Kaseya Inc.	First lien senior secured delayed draw term loan	3,803	4,050
Kaseya Inc.	First lien senior secured revolving loan	3,038	4,050
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	4,112	—
ManTech International Corporation	First lien senior secured delayed draw term loan	6,698	10,400
ManTech International Corporation	First lien senior secured revolving loan	5,590	5,590
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	—	5,650
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	791	847
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	4,118	—
Omnia Partners, LLC	First lien senior secured delayed draw term loan	172	—
OneOncology LLC	First lien senior secured delayed draw term loan	5,357	—
OneOncology LLC	First lien senior secured revolving loan	2,857	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	534	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954	954
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182	2,182
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	4,412	4,412
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	5,120	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	5,373	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	1,260	1,891
Rubrik, Inc.	First lien senior secured delayed draw term loan	5,876	1,857
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	10,896	10,896
Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	917	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	5,658	7,716
Smarsh Inc.	First lien senior secured delayed draw term loan	3,333	3,333
Smarsh Inc.	First lien senior secured revolving loan	267	1,667
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	145	118
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369	1,369
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071	1,071
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	350	—
Zendesk, Inc.	First lien senior secured delayed draw term loan	14,633	14,633
Zendesk, Inc.	First lien senior secured revolving loan	6,026	6,026
Total Unfunded Portfolio Company Commitments		$267,936	$196,890
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of December 31, 2023, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
As of June 8, 2022, we settled the 4 warehouse investments that the Financing Providers purchased having an aggregate aggregate cost of $127.0 million. As of December 31, 2023, there were no purchase agreements outstanding with the Financing Providers.
Organizational and Offering Costs
The Adviser and its affiliates have incurred organization and offering costs on our behalf in the amount of $0.5 million for the year ended December 31, 2023, and $4.1 million for the period from June 22, 2021 (Inception) to December 31, 2022, of which, $0.2 million and zero organization and offering costs have been charged to us as of December 31, 2023 and December 31, 2022, respectively. Under the Investment Advisory Agreement, there will be no liability on our part for the offering or organization costs funded by the Adviser or its affiliates until we have satisfied the minimum offering requirement. At such time, the Adviser will be entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs funded by the Adviser or its affiliates have been recovered.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2023, management was not aware of any pending or threatened litigation.
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
On May 9, 2023, we and the Adviser amended the Expense Deferral Agreement to provide that the Adviser’s obligation to incur and pay our expenses would cease as of April 30, 2023, and that we would repay the expenses previously incurred by the Adviser on our behalf in eighteen equal installments, upon meeting specified conditions. As of December 31, 2023 and December 31, 2022, the Adviser has incurred total expenses of $12.0 million and $8.8 million, respectively, which includes organization and offering costs of $4.3 million and $4.1 million, respectively, under the Expense Deferral Agreement. The first installment became an obligation of ours on December 1, 2023 when we reached $1.75 billion in Net Subscriptions received from the sale of our common shares. Each of the seventeen remaining installments will become an obligation of ours for each $75 million in Net Subscriptions received from the sale of our common shares thereafter. We recorded $0.7 million of expenses, of which $0.2 million related to offering costs, for the year ended December 31, 2023. As of December 31, 2023, Net Subscriptions received from the sale of our common shares were $1.75 billion.
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
The total expenses incurred by the Adviser on behalf of the Company for the the year ended December 31, 2023 and for the period from June 22, 2021 (Inception) to December 31, 2022 were $3.2 million and $8.8 million, respectively.
Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities as of December 31, 2023:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$533,638	$—	$—	$533,638	$—
SPV Asset Facility I	545,957	—	—	545,957	—
SPV Asset Facility II	—	—	—	—	—
Series 2023A Notes	98,982	—	98,982	—	—
Series 2023B-A Notes	99,174	—	—	—	99,174
Series 2023B-B Notes	74,232	—	—	74,232	—
Total Contractual Obligations	$1,351,983	$—	$98,982	$1,153,827	$99,174

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
Rule 2a-5 under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to Rule 2a-5, the Board designated the Adviser as our valuation designee to perform fair value determinations relating to the value of assets held by us for which market quotations are not readily available.
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
Financial and Derivative Instruments
Pursuant to ASC 815 Derivatives and Hedging, all derivative instruments entered into by us are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. We do not currently use derivatives. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. We currently qualify as a “limited derivatives user” and expect to continue to do so. We have adopted a derivatives policy that complies with the recordkeeping requirements of Rule 18f-4.

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
Distributions
We have elected to be treated for U.S. federal income tax purposes, and qualify annually thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distributions for tax purposes equal to at least the sum of:
•90% of our investment company taxable income (which is generally our ordinary income plus the excess of realized short-term capital gains over realized net long-term capital losses), determined without regard to the deduction for dividends paid, for such taxable year; and
•90% of our net tax-exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for such taxable year.
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
With respect to distributions we have adopted a distribution reinvestment plan pursuant to which shareholders (except for residents of Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, Oklahoma, Oregon, Vermont and Washington and clients of participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. We expect to use newly issued shares to implement the distribution reinvestment plan. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
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
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we generally must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses. In order for us to not be subject to U.S. federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. We, at our discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. excise tax on this income.
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2023. As applicable, our prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
Recent Developments
SPV Asset Facility III
On January 9, 2024 (the "SPV Asset Facility III Closing Date"), Tech Income Funding III LLC (“Tech Income Funding III”), a Delaware limited liability company and a newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility III”), with Tech Income Funding III, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Alter Domus (US) LLC, as document custodian, and the lenders party thereto. The initial maximum principal amount which may be borrowed under the SPV Asset Facility III is $550.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Tech Income Funding III’s assets from time to time, and satisfaction of certain conditions, including coverage tests, collateral quality tests, a lender advance rate test and certain concentration limits. The SPV Asset Facility III provides for the ability to draw term loans and to draw and redraw revolving loans for a period of up to two years after the SPV Asset Facility III Closing Date. Unless otherwise terminated, the SPV Asset Facility III will mature on January 9, 2034. Amounts drawn bear interest at a reference rate (initially SOFR) plus a spread of 3.05%, and the aggregate term commitment and revolving commitment are subject to a minimum utilization amount.
Share Conversion
On January 29, 2024, the Company converted 1.3 million shares of its Class D common stock into an equivalent number of shares of its Class I common stock with an effective date of January 3, 2024.
Resignation of Director
On March 1, 2024, Alan Kirshenbaum submitted his resignation as a director of the Company. On March 4, 2024, the Board approved the acceptance of Mr. Kirshenbaum’s resignation and voted to reduce its size from seven to six directors.

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
As of December 31, 2023, 99.9% of our debt investments based on fair value were floating rates. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 0.7% and the majority of our debt investments have a floor of 0.8%. The Revolving Credit Facility, the SPV Asset Facility I, and the SPV Asset Facility II, and Series 2023B Notes bear interest at variable interest rates with no interest rate floor.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$90,837	$37,992	$52,845
Up 200 basis points	$60,558	$25,328	$35,230
Up 100 basis points	$30,279	$12,664	$17,615
Down 100 basis points	$(30,279)	$(12,664)	$(17,615)
Down 200 basis points	$(60,558)	$(25,328)	$(35,230)
Down 300 basis points	$(90,837)	$(37,992)	$(52,845)
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

Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of December 31, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
Inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

Item 8. Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (KPMG, New York, New York, PCAOB ID 185)	F-2

Consolidated Statements of Assets and Liabilities as of December 31, 2023 and 2022	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022	F-4

Consolidated Schedules of Investments as of December 31, 2023 and 2022	F-5

Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2023 and 2022 and the period from June 22, 2021 (inception) to December 31, 2021	F-25

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and the period from June 22, 2021 (inception) to December 31, 2021	F-26

Notes to the Consolidated Financial Statements	F-27
Note 1. Organization and Principal Business	F-27
Note 2. Significant Accounting Policies	F-28
Note 3. Agreements and Related Party Transactions	F-33
Note 4. Investments	F-38
Note 5. Debt	F-40
Note 6. Fair Value of Investments	F-46
Note 7. Commitments and Contingencies	F-51
Note 8. Net Assets	F-53
Note 9. Earnings Per Share	F-59
Note 10. Income Taxes	F-60
Note 11. Financial Highlights	F-61
Note 12. Subsequent Events	F-62

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Blue Owl Technology Income Corp.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Blue Owl Technology Income Corp. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the two-year period ended December 31, 2023 and the consolidated statements of changes in net assets and cash flows for the period from June 22, 2021 (inception) to December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for each of the years in the two-year period ended December 31, 2023 and for the period from June 22, 2021 (inception) to December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2023 and 2022, by correspondence with custodians, portfolio companies, agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.
New York, New York
March 6, 2024

Blue Owl Technology Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Investments at fair value
Non-controlled, non affiliated investments (amortized cost of $3,212,270 and $2,006,444, respectively)	$3,233,740	$1,992,856
Non-controlled, affiliated investments (amortized cost of $12,358 and $4,046, respectively)	13,001	4,013
Total investments at fair value (amortized cost of $3,224,628 and $2,010,490, respectively)	3,246,741	1,996,869
Cash	47,861	28,061
Interest receivable	31,525	18,541
Due from Adviser	37	44
Prepaid expenses and other assets	1,257	55
Total Assets	$3,327,421	$2,043,570
Liabilities
Debt (net of unamortized debt issuance costs of $16,760 and $11,314, respectively)	$1,349,650	$1,017,914
Distribution payable	16,870	7,303
Tender offer payable	40,291	22,059
Management fee payable	1,836	965
Incentive fee payable	9,617	2,581
Payable for investments purchased	14,874	—
Due to Adviser	963	—
Accrued expenses and other liabilities	11,717	3,251
Total Liabilities	1,445,818	1,054,073
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 40,514,803 and 10,780,315 issued and outstanding, respectively	405	108
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 2,571,718 and 107,019 issued and outstanding, respectively	26	1
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 138,158,948 and 87,818,350 shares issued and outstanding, respectively	1,382	878
Additional paid-in-capital	1,823,264	983,666
Accumulated undistributed (overdistributed) earnings	56,526	4,844
Total Net Assets	1,881,603	989,497
Total Liabilities and Net Assets	$3,327,421	$2,043,570
Net Asset Value Per Class S Share	$10.38	$10.02
Net Asset Value Per Class D Share	$10.38	$10.02
Net Asset Value Per Class I Share	$10.38	$10.02
____________________________________________________________________________________________________________

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2023	2022(1)
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$252,162	$77,592
PIK interest income	17,313	5,913
PIK dividend income	18,535	9,465
Dividend income	7,934	—
Other income	3,855	3,587
Total investment income from non-controlled, non-affiliated investments	299,799	96,557
Investment income from non-controlled, affiliated investments:
Dividend income	164	—
Total investment income from non-controlled, affiliated investments	164	—
Total Investment Income	299,963	96,557
Operating Expenses
Offering costs	374	—
Interest expense	91,130	32,731
Management fees	16,514	4,897
Capital gains incentive fees	2,294	—
Performance based incentive fees	22,855	7,714
Professional fees	2,925	—
Directors' fees	623	—
Shareholder servicing fees	2,345	262
Other general and administrative	2,994	—
Total Operating Expenses	142,054	45,604
Management fees waived (Note 3)	—	(3,044)
Performance based incentive fees waived (Note 3)	—	(5,133)
Expense support (Note 3)	—	(174)
Recoupment of expense support (Note 3)	—	174
Net Operating Expenses	142,054	37,427
Net Investment Income (Loss) Before Taxes	157,909	59,130
Income tax expense (benefit), including excise tax expense (benefit)	126	287
Net Investment Income (Loss) After Taxes	$157,783	$58,843

Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$29,398	$(13,258)
Non-controlled, affiliated investments	675	—
Translation of assets and liabilities in foreign currencies	1,812	104
Total Net Change in Unrealized Gain (Loss)	31,885	(13,154)
Net realized gain (loss):
Non-controlled, non-affiliated investments	585	17
Foreign currency transactions	(1,006)	26
Total Net Realized Gain (Loss)	(421)	43
Total Net Realized and Change in Unrealized Gain (Loss)	31,464	(13,111)
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$189,247	$45,732

Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock(2)	$33,852	$3,001
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock(3)	$1,876	$19
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$153,519	$42,712

Earnings Per Share - Basic and Diluted of Class S Common Stock(2)	$1.28	$0.57
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted (2)	26,514,031	5,219,284
Earnings Per Share - Basic and Diluted of Class D Common Stock(3)	$1.36	$0.29
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted(3)	1,383,519	64,617
Earnings Per Share - Basic and Diluted of Class I Common Stock	$1.36	$0.59
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	112,905,282	72,916,367
(1) The company was initially capitalized on September 30, 2021 and commenced operations on May 2, 2022.
(2) Class S were first issued on June 1, 2022.
(3) Class D were first issued on October 3, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Non-controlled/non-affiliated portfolio company investments
Debt Investments(6)
Aerospace & Defense
Bleriot US Bidco Inc.(8)(15)	First lien senior secured loan	S +	4.00%	10/2028	$6,816	$6,784	$6,838	0.4%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)(15)	First lien senior secured loan	S +	4.00%	4/2026	2,090	2,070	2,094	0.1%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)(15)	First lien senior secured loan	S +	4.00%	8/2028	896	887	897	—%
ManTech International Corporation(8)	First lien senior secured loan	S +	5.75%	9/2029	43,455	42,705	43,129	2.3%
ManTech International Corporation(8)(17)(19)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	3,684	3,564	3,656	0.2%
ManTech International Corporation(17)(18)	First lien senior secured revolving loan	S +	5.75%	9/2028	—	(88)	(42)	—%
Peraton Corp.(7)(15)	First lien senior secured loan	S +	3.75%	2/2028	3,061	3,047	3,065	0.2%
						58,969	59,637	3.2%
Application Software
Anaplan, Inc.(8)	First lien senior secured loan	S +	6.50%	6/2029	90,055	89,299	90,056	4.8%
Anaplan, Inc.(17)(18)	First lien senior secured revolving loan	S +	6.50%	6/2028	—	(48)	—	—%
Armstrong Bidco Limited(11)(22)	First lien senior secured GBP term loan	SA +	5.25%	6/2029	£26,570	32,009	33,618	1.8%
Armstrong Bidco Limited(11)(22)	First lien senior secured GBP delayed draw term loan	SA +	5.25%	6/2029	£13,863	16,697	17,540	0.9%
Avalara, Inc.(8)	First lien senior secured loan	S +	7.25%	10/2028	22,727	22,437	22,614	1.2%
Avalara, Inc.(17)(18)	First lien senior secured revolving loan	S +	7.25%	10/2028	—	(27)	(11)	—%
Boxer Parent Company Inc. (f/k/a BMC)(7)(15)	First lien senior secured loan	S +	4.25%	12/2028	15,000	14,850	15,087	0.8%
Central Parent Inc. (dba CDK Global Inc.)(8)(15)	First lien senior secured loan	S +	4.00%	7/2029	39,700	39,606	39,857	2.1%
Community Brands ParentCo, LLC(7)	First lien senior secured loan	S +	5.50%	2/2028	6,263	6,170	6,201	0.3%
Community Brands ParentCo, LLC(17)(18)(19)	First lien senior secured delayed draw term loan	S +	5.50%	2/2024	—	(5)	—	—%
Community Brands ParentCo, LLC(17)(18)	First lien senior secured revolving loan	S +	5.50%	2/2028	—	(5)	(4)	—%
Coupa Holdings, LLC(7)	First lien senior secured loan	S +	7.50%	2/2030	785	767	770	—%
Coupa Holdings, LLC(17)(18)(19)	First lien senior secured delayed draw term loan	S +	7.50%	8/2024	—	(1)	(1)	—%
Coupa Holdings, LLC(17)(18)	First lien senior secured revolving loan	S +	7.50%	2/2029	—	(1)	(1)	—%
Fullsteam Operations, LLC(8)	First lien senior secured loan	S +	8.25%	11/2029	662	642	642	—%

Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Fullsteam Operations, LLC(8)(17)(19)	First lien senior secured delayed draw term loan	S +	8.25%	5/2025	63	59	59	—%
Fullsteam Operations, LLC(17)(18)(19)	First lien senior secured delayed draw term loan	S +	8.25%	11/2025	—	(1)	(1)	—%
Fullsteam Operations, LLC(17)(18)	First lien senior secured revolving loan	S +	8.25%	11/2029	—	(1)	(1)	—%
Grayshift, LLC(7)(22)	First lien senior secured loan	S +	8.00%	7/2028	53,382	52,956	52,581	2.8%
Grayshift, LLC(7)(22)	First lien senior secured loan	S +	8.00%	7/2028	22,118	21,806	21,787	1.2%
Grayshift, LLC(17)(18)(22)	First lien senior secured revolving loan	S +	8.00%	7/2028	—	(43)	(87)	—%
Motus Group, LLC(7)	Second lien senior secured loan	S +	6.50%	12/2029	16,557	16,423	16,392	0.9%
Perforce Software, Inc.(7)	First lien senior secured loan	S +	4.50%	7/2026	14,775	14,537	14,738	0.8%
Quartz Acquireco, LLC (dba Qualtrics)(7)	First lien senior secured loan	S +	3.50%	6/2030	4,988	4,942	4,950	0.3%
Zendesk, Inc.(8)	First lien senior secured loan	S +	6.25% (3.25% PIK)	11/2028	60,058	59,061	59,308	3.2%
Zendesk, Inc.(17)(18)(19)	First lien senior secured delayed draw term loan	S +	6.25%	11/2024	—	(444)	(37)	—%
Zendesk, Inc.(17)(18)	First lien senior secured revolving loan	S +	6.25%	11/2028	—	(98)	(75)	—%
						391,587	395,982	21.0%
Banks
Finastra USA, Inc.(9)(22)	First lien senior secured loan	S +	7.25%	9/2029	60,413	59,812	59,809	3.2%
Finastra USA, Inc.(7)(17)(22)	First lien senior secured revolving loan	S +	7.25%	9/2029	1,659	1,596	1,596	0.1%
						61,408	61,405	3.3%
Beverages
Innovation Ventures HoldCo, LLC(7)	First lien senior secured loan	S +	6.25%	3/2027	50,000	49,361	49,375	2.6%
Building Products
EET Buyer, Inc. (dba e-Emphasys)(8)	First lien senior secured loan	S +	6.50%	11/2027	5,144	5,076	5,144	0.3%
EET Buyer, Inc. (dba e-Emphasys)(9)(17)	First lien senior secured revolving loan	S +	6.50%	11/2027	86	80	86	—%
SRS Distribution, Inc.(7)(15)	First lien senior secured loan	S +	3.50%	6/2028	4,975	4,929	4,977	0.3%
						10,085	10,207	0.5%
Buildings & Real Estate
Associations, Inc.(8)	First lien senior secured loan	S +	6.50% (2.50% PIK)	7/2027	21,037	20,843	20,931	1.1%
Commercial Services & Supplies
Access CIG, LLC(8)(15)	First lien senior secured loan	S +	5.00%	8/2028	9,975	9,740	9,981	0.5%
Charter NEX US, Inc.(7)(15)	First lien senior secured loan	S +	3.75%	12/2027	9,974	9,936	10,008	0.5%

Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Denali BuyerCo, LLC (dba Summit Companies)(8)	First lien senior secured loan	S +	5.50%	9/2028	41,820	41,056	41,715	2.2%
SimpliSafe Holding Corporation(7)	First lien senior secured loan	S +	6.25%	5/2028	60,802	59,897	60,194	3.2%
SimpliSafe Holding Corporation(7)(17)(19)	First lien senior secured delayed draw term loan	S +	6.25%	5/2024	2,047	1,972	2,027	0.1%
						122,601	123,925	6.6%
Construction & Engineering
Dodge Construction Network LLC(8)(15)	First lien senior secured loan	S +	4.75%	2/2029	12,313	12,165	9,481	0.5%
Engineered Machinery Holdings, Inc. (dba Duravant)(8)(15)	First lien senior secured loan	S +	3.75%	5/2028	5,970	5,916	5,919	0.3%
						18,081	15,400	0.8%
Containers & Packaging
Five Star Lower Holding LLC(8)(15)	First lien senior secured loan	S +	4.25%	5/2029	21,602	21,340	21,191	1.1%
Tricorbraun Holdings, Inc.(7)(15)	First lien senior secured loan	S +	3.25%	3/2028	4,974	4,923	4,939	0.3%
						26,263	26,130	1.4%
Diversified Consumer Services
Learning Care Group (US) No. 2 Inc.(8)(15)	First lien senior secured loan	S +	4.75%	8/2028	7,481	7,376	7,515	0.4%
Litera Bidco LLC(7)	First lien senior secured loan	S +	6.00%	5/2026	20,259	20,104	20,259	1.1%
Sophia, L.P.(7)(15)	First lien senior secured loan	S +	4.25%	10/2027	9,850	9,778	9,827	0.5%
						37,258	37,601	2.0%
Diversified Financial Services
Blackhawk Network Holdings, Inc.(8)(15)	First lien senior secured loan	S +	2.75%	6/2025	3,943	3,927	3,937	0.2%
BTRS Holdings Inc. (dba Billtrust)(8)	First lien senior secured loan	S +	8.00%	12/2028	2,309	2,248	2,274	0.1%
BTRS Holdings Inc. (dba Billtrust)(8)(17)(19)	First lien senior secured delayed draw term loan	S +	8.00%	12/2024	96	96	93	—%
BTRS Holdings Inc. (dba Billtrust)(8)(17)	First lien senior secured revolving loan	S +	7.25%	12/2028	62	55	58	—%
Computer Services, Inc. (dba CSI)(8)	First lien senior secured loan	S +	6.75%	11/2029	19,850	19,498	19,850	1.1%
Computer Services, Inc. (dba CSI)(8)	First lien senior secured loan	S +	6.00%	11/2029	3,341	3,308	3,308	0.2%
Deerfield Dakota Holdings(8)(15)	First lien senior secured loan	S +	3.75%	4/2027	5,184	5,062	5,128	0.3%
Helios Software Holdings, Inc. (dba ION Corporates)(8)(15)(22)	First lien senior secured loan	S +	4.25%	7/2030	5,611	5,433	5,597	0.3%
Ministry Brands Holdings, LLC(7)	First lien senior secured loan	S +	5.50%	12/2028	19,096	18,799	18,714	1.0%
Ministry Brands Holdings, LLC(7)(17)	First lien senior secured revolving loan	S +	5.50%	12/2027	904	881	870	—%
Smarsh Inc.(8)	First lien senior secured loan	S +	5.75%	2/2029	26,667	26,455	26,600	1.4%

Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Smarsh Inc.(8)(17)(19)	First lien senior secured delayed draw term loan	S +	5.75%	2/2024	3,333	3,281	3,325	0.2%
Smarsh Inc.(17)(18)	First lien senior secured revolving loan	S +	5.75%	2/2029	—	(2)	(1)	—%
						89,041	89,753	4.8%
Electrical Equipment
BCPE Watson (DE) ORML, LP(9)(22)	First lien senior secured loan	S +	6.50%	7/2028	100,000	99,196	99,500	5.3%
Energy Equipment & Services
USIC Holdings, Inc.(8)(15)	First lien senior secured loan	S +	3.50%	5/2028	4,975	4,837	4,927	0.3%
Food & Staples Retailing
Circana Group, L.P. (fka The NPD Group, L.P.)(7)	First lien senior secured loan	S +	6.25% (2.75% PIK)	12/2028	144,986	142,583	143,536	7.6%
Circana Group, L.P. (fka The NPD Group, L.P.)(7)(17)	First lien senior secured revolving loan	S +	5.75%	12/2027	1,631	1,498	1,540	0.1%
						144,081	145,076	7.7%
Health Care Technology
Athenahealth Group Inc.(7)(15)	First lien senior secured loan	S +	3.25%	2/2029	20,725	19,821	20,611	1.1%
Color Intermediate, LLC (dba ClaimsXten)(8)	First lien senior secured loan	S +	5.50%	10/2029	39,229	38,546	38,836	2.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(8)(17)(19)	First lien senior secured delayed draw term loan	S +	5.75%	3/2024	2,370	2,278	2,296	0.1%
GHX Ultimate Parent Corporation (dba Global Healthcare Exchange)(8)(15)	First lien senior secured loan	S +	4.75%	6/2027	12,438	12,167	12,442	0.7%
Greenway Health, LLC(9)	First lien senior secured loan	S +	6.75%	4/2029	4,700	4,560	4,559	0.2%
Hyland Software, Inc.(7)	First lien senior secured loan	S +	6.00%	9/2030	40,490	39,899	39,882	2.1%
Hyland Software, Inc.(17)(18)	First lien senior secured revolving loan	S +	6.00%	9/2029	—	(27)	(29)	—%
Iconic IMO Merger Sub, Inc.(8)	First lien senior secured loan	S +	6.00%	5/2029	20,585	20,247	20,482	1.1%
Iconic IMO Merger Sub, Inc.(9)(17)(19)	First lien senior secured delayed draw term loan	S +	6.00%	5/2024	1,825	1,770	1,816	0.1%
Iconic IMO Merger Sub, Inc.(8)(17)	First lien senior secured revolving loan	S +	6.00%	5/2028	99	63	87	—%
Imprivata, Inc.(7)(15)	First lien senior secured loan	S +	4.25%	12/2027	20,722	20,480	20,782	1.1%
Imprivata, Inc.(8)	Second lien senior secured loan	S +	6.25%	12/2028	17,648	17,472	17,648	0.9%
Indikami Bidco, LLC (dba IntegriChain)(7)	First lien senior secured loan	S +	6.00%	12/2030	25,628	25,053	25,051	1.3%
Indikami Bidco, LLC (dba IntegriChain)(17)(18)(19)	First lien senior secured delayed draw term loan	S +	6.00%	12/2025	—	(36)	(28)	—%
Indikami Bidco, LLC (dba IntegriChain)(17)(18)	First lien senior secured revolving loan	S +	6.00%	6/2030	—	(72)	(72)	—%

Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Inovalon Holdings, Inc.(7)	First lien senior secured loan	S +	6.25% (2.75%PIK)	11/2028	13,388	13,151	13,221	0.7%
Inovalon Holdings, Inc.(17)(18)(19)	First lien senior secured delayed draw term loan	S +	5.75%	5/2024	—	(12)	—	—%
Inovalon Holdings, Inc.(7)	Second lien senior secured loan	S +	10.50% PIK	11/2033	47,101	46,568	46,630	2.5%
Interoperability Bidco, Inc. (dba Lyniate)(8)	First lien senior secured loan	S +	7.00%	12/2026	28,193	28,072	27,771	1.5%
Interoperability Bidco, Inc. (dba Lyniate)(8)(17)	First lien senior secured revolving loan	S +	7.00%	12/2024	548	545	528	0.1%
Neptune Holdings, Inc. (dba NexTech)(9)	First lien senior secured loan	S +	6.00%	8/2030	30,882	30,135	30,110	1.6%
Neptune Holdings, Inc. (dba NexTech)(17)(18)	First lien senior secured revolving loan	S +	6.00%	8/2029	—	(98)	(103)	—%
						320,582	322,520	17.1%
Health Care Equipment & Supplies
Medline Borrower, LP(7)(15)	First lien senior secured loan	S +	3.00%	10/2028	15,243	15,027	15,305	0.8%
PerkinElmer U.S. LLC(7)	First lien senior secured loan	S +	6.75%	3/2029	11,360	11,155	11,360	0.6%
PerkinElmer U.S. LLC(7)	First lien senior secured loan	S +	5.75%	3/2029	27,674	27,403	27,397	1.5%
Resonetics, LLC(8)(15)	First lien senior secured loan	S +	4.00%	4/2028	7,243	7,172	7,236	0.4%
						60,757	61,298	3.3%
Health Care Providers & Services
Covetrus, Inc.(8)	Second lien senior secured loan	S +	9.25%	10/2030	25,000	24,537	24,938	1.3%
Engage Debtco Limited(8)(22)	First lien senior secured loan	S +	5.75% (2.25% PIK)	7/2029	12,580	12,321	12,360	0.7%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(9)	First lien senior secured loan	S +	6.25%	12/2029	43,269	42,419	42,413	2.3%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(9)(17)	First lien senior secured revolving loan	S +	6.25%	12/2029	1,762	1,647	1,646	0.1%
OneOncology LLC(8)	First lien senior secured loan	S +	6.25%	6/2030	14,250	14,048	14,179	0.8%
OneOncology LLC(17)(18)(19)	First lien senior secured delayed draw term loan	S +	6.25%	12/2024	—	(31)	—	—%
OneOncology LLC(17)(18)	First lien senior secured revolving loan	S +	6.25%	6/2029	—	(39)	(14)	—%
PetVet Care Centers, LLC(7)	First lien senior secured loan	S +	6.00%	11/2030	39,250	38,863	38,838	2.1%
PetVet Care Centers, LLC(17)(18)(19)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(25)	(3)	—%
PetVet Care Centers, LLC(17)(18)	First lien senior secured revolving loan	S +	6.00%	11/2029	—	(57)	(56)	—%
Plasma Buyer LLC (dba PathGroup)(8)	First lien senior secured loan	S +	5.75%	5/2029	16,804	16,528	16,468	0.9%
Plasma Buyer LLC (dba PathGroup)(17)(18)(19)	First lien senior secured delayed draw term loan	S +	5.75%	5/2024	—	(34)	(44)	—%

Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Plasma Buyer LLC (dba PathGroup)(8)(17)	First lien senior secured revolving loan	S +	5.75%	5/2028	630	603	592	—%
TC Holdings, LLC (dba TrialCard)(8)	First lien senior secured loan	S +	5.00%	4/2027	8,795	8,733	8,795	0.5%
TC Holdings, LLC (dba TrialCard)(17)(18)	First lien senior secured revolving loan	S +	5.00%	4/2027	—	(7)	—	—%
						159,506	160,112	8.5%
Insurance
Acrisure, LLC(8)(15)(22)	First lien senior secured loan	S +	4.50%	2/2027	10,945	10,839	10,954	0.6%
Asurion, LLC(7)(15)	First lien senior secured loan	S +	3.25%	12/2026	15,381	14,666	15,330	0.8%
Asurion, LLC(7)(15)	Second lien senior secured loan	S +	5.25%	1/2029	29,332	27,638	27,579	1.5%
AmeriLife Holdings LLC(7)	First lien senior secured loan	S +	5.75%	8/2029	18,000	17,691	17,910	1.0%
AmeriLife Holdings LLC(8)(17)(19)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	3,751	3,682	3,732	0.2%
AmeriLife Holdings LLC(17)(18)(19)	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	—	(37)	—	—%
AmeriLife Holdings LLC(17)(18)	First lien senior secured revolving loan	S +	5.75%	8/2028	—	(35)	(11)	—%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(8)	First lien senior secured loan	S +	7.50%	3/2029	909	888	895	—%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(17)(18)	First lien senior secured revolving loan	S +	7.50%	3/2029	—	(2)	(1)	—%
Hub International Limited(8)(15)	First lien senior secured loan	S +	4.25%	6/2030	9,975	9,882	10,013	0.5%
Hyperion Refinance S.a.r.l (dba Howden Group)(7)(22)	First lien senior secured loan	S +	5.25%	11/2027	17,714	17,422	17,714	0.9%
Integrated Specialty Coverages, LLC(8)	First lien senior secured loan	S +	6.00%	7/2030	55,101	54,309	54,274	2.9%
Integrated Specialty Coverages, LLC(17)(18)(19)	First lien senior secured delayed draw term loan	S +	6.00%	1/2024	—	(75)	(32)	—%
Integrated Specialty Coverages, LLC(17)(18)	First lien senior secured revolving loan	S +	6.00%	7/2029	—	(83)	(89)	—%
Integrity Marketing Acquisition, LLC(8)	First lien senior secured loan	S +	5.80%	8/2026	13,213	13,181	13,213	0.7%
Integrity Marketing Acquisition, LLC(8)(17)(19)	First lien senior secured delayed draw term loan	S +	6.00%	8/2025	343	320	343	—%
Integrity Marketing Acquisition, LLC(17)(18)	First lien senior secured revolving loan	S +	6.50%	8/2026	—	(5)	—	—%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(7)	First lien senior secured loan	S +	6.00%	11/2028	24,576	24,303	24,514	1.3%
						194,584	196,338	10.4%
IT Services
Kaseya Inc.(8)	First lien senior secured loan	S +	6.25% (2.50% PIK)	6/2029	67,472	66,358	67,304	3.6%
Kaseya Inc.(8)(17)(19)	First lien senior secured delayed draw term loan	S +	6.25% (2.50% PIK)	6/2024	249	215	249	—%

Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Kaseya Inc.(7)(17)	First lien senior secured revolving loan	S +	6.25%	6/2029	1,023	960	1,013	0.1%
Marcel Bidco LLC (dba SUSE)(7)(15)(22)	First lien senior secured loan	S +	4.50%	11/2030	17,750	17,489	17,825	0.9%
Renaissance Learning, Inc.(7)(15)	First lien senior secured loan	S +	4.75%	4/2030	914	912	916	—%
Saphilux S.a.r.L (dba IQ EQ)(9)(15)(22)	First lien senior secured loan	S +	4.75%	7/2028	22,500	22,189	22,514	1.2%
Severin Acquisition, LLC (dba PowerSchool)(8)(15)	First lien senior secured loan	S +	3.25%	8/2025	16,955	16,875	17,008	0.9%
The Dun & Bradstreet Corporation(7)(15)	First lien senior secured loan	S +	2.75%	2/2026	12,931	12,931	12,950	0.7%
						137,929	139,779	7.4%
Life Sciences Tools & Services
Bamboo US BidCo LLC(8)	First lien senior secured loan	S +	6.75% (3.38% PIK)	9/2030	19,692	19,116	19,102	1.0%
Bamboo US BidCo LLC(13)	First lien senior secured EUR term loan	E +	6.00%	9/2030	€12,252	12,593	13,128	0.7%
Bamboo US BidCo LLC(7)(17)(19)	First lien senior secured delayed draw term loan	S +	6.00%	3/2025	211	164	162	—%
Bamboo US BidCo LLC(17)(18)	First lien senior secured revolving loan	S +	6.00%	10/2029	—	(118)	(123)	—%
Bracket Intermediate Holding Corp.(8)(15)	First lien senior secured loan	S +	5.00%	5/2028	19,900	19,366	19,870	1.1%
Phoenix Newco, Inc. (dba Parexel)(7)	Second lien senior secured loan	S +	6.50%	11/2029	5,000	4,915	5,000	0.3%
						56,036	57,139	3.0%
Machinery
Faraday Buyer, LLC (dba MacLean Power Systems)(8)	First lien senior secured loan	S +	6.00%	10/2028	18,059	17,705	17,698	0.9%
Faraday Buyer, LLC (dba MacLean Power Systems)(17)(18)(19)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(18)	(19)	—%
						17,687	17,679	0.9%
Professional Services
AQ Carver Buyer, Inc. (dba CoAdvantage)(9)(15)	First lien senior secured loan	S +	5.50%	8/2029	9,975	9,786	10,000	0.5%
Certinia, Inc.(9)	First lien senior secured loan	S +	7.25%	8/2029	44,118	43,277	43,235	2.3%
Certinia, Inc.(17)(18)	First lien senior secured revolving loan	S +	7.25%	8/2029	—	(110)	(118)	—%
EP Purchaser, LLC (dba Entertainment Partners)(8)	First lien senior secured loan	S +	4.50%	11/2028	4,963	4,781	4,776	0.3%

Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Omnia Partners, LLC(8)(15)	First lien senior secured loan	S +	4.25%	7/2030	1,828	1,811	1,838	0.1%
Omnia Partners, LLC(15)(17)(18)(19)	First lien senior secured delayed draw term loan	S +	4.25%	1/2024	—	(2)	—	—%
Proofpoint, Inc.(7)(15)	First lien senior secured loan	S +	3.25%	8/2028	4,975	4,929	4,970	0.3%
Proofpoint, Inc.(7)(15)	Second lien senior secured loan	S +	6.25%	8/2029	7,572	7,572	7,629	0.4%
Sensor Technology Topco, Inc. (dba Humanetics)(8)	First lien senior secured loan	S +	7.00% (2.00% PIK)	5/2026	23,547	23,404	23,488	1.2%
Sensor Technology Topco, Inc. (dba Humanetics)(13)	First lien senior secured EUR term loan	E +	7.00% (2.25% PIK)	5/2026	€4,244	4,583	4,677	0.2%
Sensor Technology Topco, Inc. (dba Humanetics)(8)(17)	First lien senior secured revolving loan	S +	6.50%	5/2026	1,160	1,148	1,155	0.1%
Sovos Compliance, LLC(7)(15)	First lien senior secured loan	S +	4.50%	8/2028	23,607	22,903	23,284	1.2%
						124,082	124,934	6.6%
Pharmaceuticals
Pacific BidCo Inc.(9)(22)	First lien senior secured loan	S +	5.75% (3.20% PIK)	8/2029	8,740	8,557	8,652	0.5%
Pacific BidCo Inc.(17)(18)(19)(22)	First lien senior secured delayed draw term loan	S +	6.00%	8/2025	—	(10)	—	—%
XRL 1 LLC (dba XOMA)(16)	First lien senior secured loan		9.88%	12/2038	4,550	4,454	4,448	0.2%
XRL 1 LLC (dba XOMA)(16)(17)(18)(19)	First lien senior secured delayed draw term loan		9.88%	12/2025	—	(5)	(8)	—%
						12,996	13,092	0.7%
Real Estate Management & Development
Entrata, Inc.(7)	First lien senior secured loan	S +	6.00%	7/2030	34,487	33,994	33,970	1.8%
Entrata, Inc.(17)(18)	First lien senior secured revolving loan	S +	6.00%	7/2028	—	(53)	(59)	—%
RealPage, Inc.(7)(15)	First lien senior secured loan	S +	3.00%	4/2028	15,374	15,041	15,235	0.8%
RealPage, Inc.(7)(15)	Second lien senior secured loan	S +	6.50%	4/2029	25,000	24,716	24,938	1.3%
						73,698	74,084	3.9%
Systems Software
Activate Holdings (US) Corp. (dba Absolute Software)(8)(22)	First lien senior secured loan	S +	6.75%	7/2030	39,640	38,594	38,649	2.1%
Activate Holdings (US) Corp. (dba Absolute Software)(8)(17)(22)	First lien senior secured revolving loan	S +	6.75%	7/2030	602	524	527	—%
Appfire Technologies, LLC(8)	First lien senior secured loan	S +	5.50%	3/2027	7,718	7,675	7,679	0.4%
Appfire Technologies, LLC(17)(18)(19)	First lien senior secured delayed draw term loan	S +	5.50%	6/2024	—	(98)	—	—%
Appfire Technologies, LLC(10)(17)	First lien senior secured revolving loan	P +	4.50%	3/2027	373	357	365	—%

Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Barracuda Networks, Inc.(8)(15)	First lien senior secured loan	S +	4.50%	8/2029	59,934	58,369	58,363	3.1%
Barracuda Networks, Inc.(8)	Second lien senior secured loan	S +	7.00%	8/2030	55,875	54,388	52,523	2.8%
Cloud Software Group, Inc.(8)(15)	First lien senior secured loan	S +	4.50%	3/2029	29,924	28,602	29,173	1.6%
Crewline Buyer, Inc. (dba New Relic)(8)	First lien senior secured loan	S +	6.75%	11/2030	90,566	89,227	89,208	4.7%
Crewline Buyer, Inc. (dba New Relic)(17)(18)	First lien senior secured revolving loan	S +	6.75%	11/2030	—	(139)	(142)	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(9)(15)	First lien senior secured loan	S +	3.75%	12/2027	25,230	24,157	25,167	1.3%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(8)(15)	First lien senior secured loan	S +	4.00%	11/2026	14,732	14,069	13,928	0.7%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(8)	Second lien senior secured loan	S +	6.75%	11/2027	20,000	19,804	17,350	0.9%
Ivanti Software, Inc.(8)(15)	First lien senior secured loan	S +	4.25%	12/2027	12,967	12,113	12,280	0.7%
Oranje Holdco, Inc. (dba KnowBe4)(8)	First lien senior secured loan	S +	7.50%	2/2029	4,273	4,216	4,230	0.2%
Oranje Holdco, Inc. (dba KnowBe4)(17)(18)	First lien senior secured revolving loan	S +	7.50%	2/2029	—	(7)	(5)	—%
Ping Identity Holding Corp.(7)	First lien senior secured loan	S +	7.00%	10/2029	21,818	21,531	21,709	1.2%
Ping Identity Holding Corp.(17)(18)	First lien senior secured revolving loan	S +	7.00%	10/2028	—	(26)	(11)	(0.1)%
Project Alpha Intermediate Holding, Inc. (dba Qlik)(7)(15)	First lien senior secured loan	S +	4.75%	10/2030	45,000	44,118	45,149	2.4%
Rubrik, Inc.(8)	First lien senior secured loan	S +	7.00%	8/2028	46,771	46,164	46,303	2.5%
Rubrik, Inc.(8)(17)(19)	First lien senior secured delayed draw term loan	S +	7.00%	8/2028	660	600	595	—%
SailPoint Technologies Holdings, Inc.(7)	First lien senior secured loan	S +	6.00%	8/2029	114,100	112,037	113,244	6.0%
SailPoint Technologies Holdings, Inc.(17)(18)	First lien senior secured revolving loan	S +	6.00%	8/2028	—	(168)	(82)	(0.1)%
Securonix, Inc.(8)	First lien senior secured loan	S +	6.00%	4/2028	19,774	19,621	18,538	1.0%
Securonix, Inc.(17)(18)	First lien senior secured revolving loan	S +	6.00%	4/2028	—	(26)	(222)	—%
Sitecore Holding III A/S(14)	First lien senior secured EUR term loan	E +	7.25% (4.25% PIK)	3/2029	€26,308	27,517	28,843	1.5%
Sitecore Holding III A/S(9)	First lien senior secured loan	S +	7.25% (4.25% PIK)	3/2029	26,996	26,796	26,793	1.4%
Sitecore USA, Inc.(9)	First lien senior secured loan	S +	7.25% (4.25% PIK)	3/2029	4,478	4,445	4,444	0.2%
Talon MidCo 2 Limited (dba Tufin)(8)(22)	First lien senior secured loan	S +	7.69%	8/2028	30,478	29,981	30,097	1.6%
Talon MidCo 2 Limited (dba Tufin)(17)(19)(22)	First lien senior secured delayed draw term loan	S +	7.69%	8/2024	—	—	(2)	—%

Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Talon MidCo 2 Limited (dba Tufin)(17)(18)(22)	First lien senior secured revolving loan	S +	7.00%	8/2028	—	(21)	(17)	—%
						684,420	684,676	36.4%
Total non-controlled/non-affiliated portfolio company debt investments						$2,975,888	$2,991,502	159.0%
Equity Investments
Application Software
Project Alpine Co-Invest Fund, LP(20)(22)(24)	LP Interest	N/A	N/A	N/A	6,666,667	6,670	7,878	0.4%
Zoro TopCo, Inc.(16)(24)	Series A Preferred Equity	N/A	12.50% PIK	N/A	8,057	8,693	8,824	0.5%
Zoro TopCo, L.P.(20)(24)	Class A Common Units	N/A	N/A	N/A	671,414	6,714	7,310	0.4%
						22,077	24,012	1.3%
Health Care Providers & Services
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(20)(24)	Common stock	N/A	N/A	N/A	317	3,171	3,171	0.2%
Romulus Intermediate Holdings 1 Inc. (dba PetVet)(16)(24)	Series A Preferred Stock	N/A	15.00% PIK	N/A	4,419	4,332	4,331	0.2%
						7,503	7,502	0.4%
Health Care Technology
Minerva Holdco, Inc.(16)(24)	Senior A Preferred Stock	N/A	10.75% PIK	N/A	40,000	47,019	46,238	2.5%
Orange Blossom Parent, Inc.(20)(24)	Common Units	N/A	N/A	N/A	16,667	1,667	1,664	0.1%
						48,686	47,902	2.5%
Insurance
Accelerate Topco Holdings, LLC(20)(24)	Common Units	N/A	N/A	N/A	12,822	354	417	—%
Hockey Parent Holdings, L.P. (20)(24)	Class A Common Units	N/A	N/A	N/A	7,500	7,500	7,500	0.4%
						7,854	7,917	0.4%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(16)(24)	Perpetual Preferred Stock	N/A	11.75% PIK	N/A	50,000	55,110	56,028	3.0%
Professional Services
Vestwell Holdings, Inc.(20)(24)	Series D Preferred Stock	N/A	N/A	N/A	152,175	3,000	3,000	0.2%
Pharmaceuticals
XOMA Corporation(20)(24)	Warrants	N/A	N/A	N/A	1,400	10	10	—%
XOMA Corporation(20)(24)	Warrants	N/A	N/A	N/A	1,400	10	10	—%
XOMA Corporation(20)(24)	Warrants	N/A	N/A	N/A	1,400	9	9	—%
						29	29	—%
Systems Software
Elliott Alto Co-Investor Aggregator L.P.(20)(22)(24)	LP Interest	N/A	N/A	N/A	7,836	7,882	7,864	0.4%
Picard Holdco, Inc.(8)(24)	Senior A Preferred Stock	S +	12.00%	N/A	52,848	55,860	61,528	3.3%
Halo Parent Newco, LLC(16)(24)	Class H PIK Preferred Equity	N/A	11.00% PIK	N/A	10,000	11,662	9,549	0.5%

Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Project Hotel California Co-Invest Fund, L.P.(20)(22)(24)	LP Interest	N/A	N/A	N/A	6,711,769	6,717	7,611	0.4%
Securiti, Inc.(20)(24)	Series C Preferred Shares	N/A	N/A	N/A	1,262,785	10,002	9,298	0.5%
						92,123	95,850	5.1%
Total non-controlled/non-affiliated portfolio company equity investments						$236,382	$242,240	12.9%
Total non-controlled/non-affiliated portfolio company investments						$3,212,270	$3,233,740	171.9%
Non-controlled/affiliated portfolio company equity investments
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(22)(23)(24)	Preferred Equity	N/A	N/A	N/A	12,317	12,358	13,001	0.7%
Total non-controlled/affiliated portfolio company equity investments						$12,358	$13,001	0.7%
Total Investments						$3,224,628	$3,246,741	172.6%
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Unless otherwise indicated, all investments are considered Level 3 investments. See Note 6 "Fair Value of Investments".
(3)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(4)As of December 31, 2023, the net estimated unrealized gain for U.S. federal income tax purposes was $50.6 million based on a tax cost basis of $3.2 billion. As of December 31, 2023, there were no estimated aggregate gross unrealized losses for U.S federal income tax purposes and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $50.6 million.
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
(7)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2023 was 5.35%.
(8)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2023 was 5.33%.
(9)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2023 was 5.16%.
(10)The interest rate on these loans is subject to PRIME, which as of December 31, 2023 was 8.50%.
(11)The interest rate on these loans is subject to SONIA, which as of December 31, 2023 was 5.19%.
(12)The interest rate on these loans is subject to 1 month EURIBOR, which as of December 31, 2023 was 3.85%.
(13)The interest rate on these loans is subject to 3 month EURIBOR, which as of December 31, 2023 was 3.91%.
(14)The interest rate on these loans is subject to 6 month EURIBOR, which as of December 31, 2023 was 3.86%.
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
(20)Investment is non-income producing.
(21)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I or SPV Asset Facility II. See Note 5 "Debt".
(22)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2023, non-qualifying assets represented 14.6% of total assets as calculated in accordance with the regulatory requirements.
(23)Under the 1940 Act, the Company is deemed to be an "Affiliated Person" of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement. Transactions during the year ended December 31, 2023 in which the Company was an Affiliated Person of the portfolio company are as follows:

Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share and per share amounts)

Company	Fair Value at December 31, 2022	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Fair Value at December 31, 2023	Interest Income	Dividend Income	Other Income
Non-controlled Affiliates
LSI Financing 1 DAC	$4,013	$9,776	$(1,463)	$675	$13,001	$—	$164	$—
Total Non-controlled Affiliates	$4,013	$9,776	$(1,463)	$675	$13,001	$—	$164	$—
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
(24)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2023, the aggregate fair value of these securities is $255.2 million or 13.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 09, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	May 4, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Knockout Intermediate Holdings I, Inc. (dba Kaseya)	Perpetual Preferred Stock	June 23, 2022
Minerva Holdco, Inc.	Senior A Preferred Stock	May 2, 2022
Picard Holdco, Inc.	Senior A Preferred Stock	September 30, 2022
Project Alpine Co-Invest Fund, L.P.	LP Interest	June 10, 2022
Securiti, Inc.	Series C Preferred Shares	July 28.2022
Accelerate Topco Holdings, LLC	Common Units	September 01, 2022
Orange Blossom Parent, Inc.	Common Units	July 29, 2022
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
LSI Financing 1 DAC*	Preferred Equity	December 14, 2022
Hub International	Class A Common Units	September 14, 2023
Romulus Intermediate Holdings 1 Inc. (dba PetVet)	Series A Preferred Stock	November 15, 2023
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	Common Units	December 12, 2023
Xoma Corporation	Common Stock Warrants	December 15, 2023
Vestwell Holdings, Inc.	Series D Preferred Stock	December 20, 2023
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
(2)Unless otherwise indicated, all investments are considered Level 3 investments. See Note 6 "Fair Value of Investments".
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
(18)Investment is non-income producing.
(19)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility or SPV Asset Facility I. See Note 5 "Debt".
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
(21)Under the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is deemed to be an "Affiliated Person" of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement. Transactions during the year ended December 31, 2022 in which the Company was an Affiliated Person of the portfolio company are as follows:

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

Blue Owl Technology Income Corp.
Consolidated Statement of Changes in Net Assets
(Amounts in thousands, except share amounts)

	For the Year Ended December 31,		Period From June 22, 2021 (Inception) to December 31,
	2023	2022(1)	2021(1)
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$157,783	$58,843	$—
Net change in unrealized gain (loss)	31,885	(13,154)	—
Net realized gain (loss)	(421)	43	—
Net Increase (Decrease) in Net Assets Resulting from Operations	189,247	45,732	—
Distributions
Class S	(24,054)	(2,388)	—
Class D	(1,323)	(14)	—
Class I	(112,688)	(38,773)	—
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(138,065)	(41,175)	—
Capital Share Transactions
Class S:
Issuance of shares of common stock	294,629	106,668	—
Repurchase of common shares	(3,535)	—	—
Reinvestment of shareholders' distributions	11,569	789	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	302,663	107,457	—
Class D:
Issuance of shares of common stock	24,759	1,065	—
Repurchase of common shares	(102)	—	—
Reinvestment of shareholders' distributions	411	3	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	25,068	1,068	—
Class I:
Issuance of shares of common stock	603,307	891,640	151
Repurchase of common shares	(134,795)	(28,762)	—
Reinvestment of shareholders' distributions	44,681	13,386	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	513,193	876,264	151
Total Increase (Decrease) in Net Assets	892,106	989,346	151
Net Assets, at beginning of period	$989,497	$151	$—
Net Assets, at end of period	$1,881,603	$989,497	$151
(1)The Company was initially capitalized on September 30, 2021 and commenced operations on May 2, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Statement of Cash Flows
(Amounts in thousands, except share amounts)

	For the Year Ended December 31,		Period From June 22, 2021 (Inception) to December 31,
	2023	2022(1)	2021
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$189,247	$45,732	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,363,660)	(2,031,493)	—
Proceeds from investments and investment repayments, net	195,594	34,123	—
Net accretion/amortization of discount/premium on investments	(9,704)	(2,518)	—
Payment-in-kind interest	(17,880)	(5,800)	—
Payment-in-kind dividends	(17,903)	(4,783)	—
Net change in unrealized (gain) loss on investments	(30,073)	13,258	—
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(1,797)	(104)	—
Net realized (gain) loss on investments	(585)	(17)	—
Amortization of debt issuance costs	3,437	1,967	—
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(12,984)	(18,541)	—
(Increase) decrease in prepaid expenses and other assets	(1,202)	(55)	—
(Increase) decrease in due to Adviser	963	—	—
(Increase) decrease in due from Adviser	447	21	(65)
Increase (decrease) in payable for investments purchased	14,874	—	—
Increase (decrease) in management fee payable	871	965	—
Increase (decrease) in performance based incentive fee payable	7,036	2,581	—
Increase (decrease) in accrued expenses and other liabilities	8,466	3,251	—
Net cash provided by (used in) operating activities	(1,034,853)	(1,961,413)	(65)
Cash Flows from Financing Activities
Borrowings on debt	1,687,318	1,580,054	—
Payments on debt	(1,354,000)	(550,361)	—
Debt issuance costs	(8,883)	(13,281)	—
Proceeds from issuance of common shares	922,695	999,373	151
Cash distributions paid to shareholders	(72,277)	(19,694)	—
Repurchase of common shares	(120,200)	(6,703)	—
Net cash provided by (used in) financing activities	1,054,653	1,989,388	151
Net increase (decrease) in cash	19,800	27,975	86
Cash, beginning of period	$28,061	$86	$—
Cash, end of period	$47,861	$28,061	$86

Supplemental and Non-Cash Information
Interest paid during the period	$81,796	$27,979	$—
Distributions declared during the period	$138,065	$41,175	$—
Reinvestment of distributions during the period	$56,661	$14,178	$—
Tender offer payable	$40,291	$22,059	$—
Distribution payable	$16,870	$7,303	$—
Taxes, including excise tax, paid during the period	$300	$—	$—
(1) The Company was initially capitalized on September 30, 2021 and commenced operations on May 2, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Notes to the Consolidated Financial Statements

Note 1. Organization and Principal Business
Blue Owl Technology Income Corp. (“OTIC” or the “Company”) is a Maryland corporation formed on June 22, 2021. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, technology-related companies based primarily in the United States. The Company`s investment objective is to maximize total return by generating current income from its debt investments and other income producing securities, and capital appreciation from its equity and equity-linked investments. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and equity-related securities which include common and preferred stock, securities convertible into common stock, and warrants. The Company may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets, which are often referred to as “junk” investments. The Company’s target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $500 million, although the investment size will vary with the size of the Company`s capital base.
The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company (a “RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Because the Company has elected to be regulated as BDC and as a RIC under the Code, the Company’s portfolio is subject to diversification and other requirements.
On December 9, 2021, the Company formed a wholly-owned subsidiary, OR Tech Lending IC LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Tech Lending IC LLC makes loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business.
Blue Owl Technology Credit Advisors II LLC (f/k/a Owl Rock Technology Advisors II LLC) (“the Adviser” or “OTCA II”) serves as the Company’s investment adviser. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies. Subject to the overall supervision of the Company`s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to the Company.
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
On September 30, 2021, an affiliate of the Adviser (the “Initial Shareholder”), purchased 100 shares of the Company`s Class I common stock at $10.00 per share, which represents the initial public offering price. The Initial Shareholder will not tender these shares for repurchase as long as the Adviser remains the Company’s investment adviser. There is no current intention for the Adviser to discontinue its role.
On October 6, 2021, the Company received a subscription agreement, totaling $50.0 million for the purchase of Class I common shares of its common stock from entities affiliated with the Adviser. As of December 31, 2022, we had called all of the $50.0 million commitment and commenced our initial public offering.
Since meeting the minimum offering requirement and commencing its continuous public offering through December 31, 2023, the Company has issued 39,654,774 shares of Class S common stock, 2,541,479 shares of Class D common stock, and 16,914,319 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $403.4 million, $25.8 million, and $170.3 million, respectively, including $1,000 of seed capital contributed by its Initial Shareholder. The Company has issued 131,585,710 shares of its Class I common stock to feeder vehicles primarily created to hold the Company’s Class I shares in a Private Offering and raised gross proceeds of approximately $1.3 billion. The offer and sale of these Class I shares was

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or Regulation S thereunder (the "Private Offering").
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
Rule 2a-5 establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to Rule 2a-5, the Board designated the Adviser as the Company’s valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

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
Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. The Company does not currently use derivatives. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company adopted a derivatives policy by Rule 18f-4’s August 2022 compliance date, and complies with the recordkeeping requirements.
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
PIK interest and PIK dividend income consisted of the following for the periods:

	For the Years Ended December 31,
($ in thousands)	2023	2022
PIK Interest Income	$17,313	$5,913
PIK Interest Income as a percentage of Investment Income	5.8%	6.1%
PIK Dividend Income	$18,535	$9,465
PIK Dividend Income as a percentage of Investment Income	6.2%	9.8%
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

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
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must generally distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through December 31, 2023. As applicable, the Company’s prior three tax years remain subject to examination by U.S federal, state and local tax authorities.
Income and Expense Allocations
Income and realized and unrealized capital gains and losses are allocated to each class of shares of the Company on the basis of the aggregate net asset value of that class in relation to the aggregate net asset value of the Company.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

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
Consolidation
As provided under Regulation S-X and ASC Topic 946—Financial Services—Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
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
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740),” which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU No. 2023-09 on the consolidated financial statements.
Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

Note 3. Agreements and Related Party Transactions
As of December 31, 2023 and December 31, 2022, the Company had payables to affiliates of $12.4 million and $3.6 million, primarily comprised of $9.6 million and $2.6 million of accrued performance based incentive fees, respectively, $1.8 million and $1.0 million of management fees, respectively. The payable to affiliates also includes $1.0 million of operating expenses as of December 31, 2023. There were no operating expenses included in payable to affiliates as of December 31, 2022.
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
From October 1, 2021 to November 30, 2021, the Company was advised by Blue Owl Technology Credit Advisors LLC (f/k/a Owl Rock Technology Advisors LLC) (“OTCA”), an affiliate of the Adviser, which also served as the Company’s administrator. On November 30, 2021, the Company entered into the Investment Advisory Agreement and the Administration Agreement, under which the Adviser serves as the Company’s Adviser and administrator, respectively.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

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
For the year ended December 31, 2023, management fees were $16.5 million. For the year ended December 31, 2022, management fees were $4.9 million, of which $3.0 million were waived during the period.
The incentive fee consists of two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains. Each part of the incentive fee is outlined below.
The incentive fee on income will be calculated and payable quarterly in arrears and will be based upon the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. In the case of a liquidation of the Company or if the Investment Advisory Agreement is terminated, the fee will also become payable as of the effective date of the event.
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
For the year ended December 31, 2023, performance-based incentive fees were $22.9 million. For the year ended December 31, 2022, performance-based incentive fees were $7.7 million, of which, $5.1 million were waived during the period.
For the year ended December 31, 2023 capital gains-based incentive fees were $2.3 million which is related to unrealized appreciation. For the year ended December 31, 2022, there were no capital gains-based incentive fees.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

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
For the year ended December 31, 2023 the Company accrued $0.2 million of organization and offering costs that are reimbursable to the Adviser. For the year ended December 31, 2022, the Company did not accrue any organization and offering expenses that are reimbursable to the Adviser.
From October 1, 2021 to November 30, 2021, the Company was advised by OTCA, an affiliate of the Adviser, which also served as the Company’s administrator. On November 30, 2021, the Company entered into the Investment Advisory Agreement and the Administration Agreement, under which the Adviser serves as the Company’s Adviser and administrator, respectively.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, and certain of its affiliates rely on an order for exemptive relief (as amended, the "Order") that has been granted to Blue Owl Credit Advisors LLC ("OCA") to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching by the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing, and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Order permits the Company to participate in follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company.
The Adviser is affiliated with OCA, OTCA, Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with OCA, OTCA, OPCA and the Adviser, the “Blue Owl Credit Advisers”), which are also investment advisers. The Blue Owl Credit Advisers are indirect affiliates of Blue Owl and comprise part of Blue Owl’s Credit platform, which focuses on direct lending. The Blue Owl Credit Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, and other funds managed by the Adviser, or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the business development companies, private funds and separately manged accounts managed by the Blue Owl Credit Advisers (collectively the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have a similar investment objective to the Company’s.
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

The Company has made investments in non-controlled, affiliated companies, including LSI Financing 1 DAC (“LSI Financing”).
LSI Financing is a portfolio company formed to acquire a contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing. As of December 31, 2023, the fair value of our investment in LSI Financing was $13.0 million. The Company’s investment in LSI Financing is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in LSI Financing.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

Dealer Manager Agreement
The Company has entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Blue Owl Securities, an affiliate of the Adviser, and participating broker-dealer agreements with certain broker-dealers. Under the terms of the Dealer Manager Agreement and the participating broker-dealer agreements, Blue Owl Securities serves as the dealer manager, and certain participating broker- dealers solicit capital, for the Company’s public offering of shares of Class S, Class D, and Class I common stock. Blue Owl Securities will not receive upfront selling commissions with respect to purchases of Class S, Class D and Class I shares or shares of any class of shares issued pursuant to the Company’s distribution reinvestment plan.
Subject to FINRA limitations on underwriting compensation and pursuant to a distribution plan adopted by the Company in compliance with Rules 12b-1 and 17d-3 under the 1940 Act, as if those rules applied to the Company, the Company will pay Blue Owl Securities servicing fees for ongoing services rendered to shareholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers:
•With respect to the Company’s outstanding Class S shares equal to 0.85% per annum of the aggregate net asset value of the Company`s outstanding Class S shares; and
•With respect to the Company’s outstanding Class D shares equal to 0.25% per annum of the aggregate net asset value of the Company`s outstanding Class D shares.
The Company will not pay an ongoing servicing fee with respect to the Company`s outstanding Class I shares.
For the year ended December 31, 2023, the Company incurred servicing fees with respect to Class S shares of $2.3 million. Class S shares were first issued on June 1, 2022, and the Company incurred servicing fees of $0.3 million for the year ended December 31, 2022. Class D shares were first issued on October 3, 2022 and the Company deemed servicing fees insignificant to disclose for the year ended December 31, 2023.
The servicing fees will be paid monthly in arrears. Blue Owl Securities will reallow (pay) all or a portion of the ongoing servicing fees to participating broker-dealers and servicing broker-dealers for ongoing services performed by such broker-dealers, and will waive ongoing servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services. Because the ongoing servicing fees are calculated based on the Company`s net asset values for the Company`s Class S and Class D shares, they will reduce the net asset values or, alternatively, the distributions payable, with respect to the shares of each such class, including shares issued under it’s distribution reinvestment plan. The Company will cease paying ongoing servicing fees at the date at which total underwriting compensation from any source in connection with this offering equals 10% of the gross proceeds from it’s offering (excluding proceeds from issuances pursuant to it`s distribution reinvestment plan). This limitation is intended to ensure that the Company satisfies the requirements of FINRA Rule 2310, which provides that the maximum aggregate underwriting compensation from any source, including compensation paid from offering proceeds and in the form of “trail commissions,” payable to underwriters, broker-dealers, or affiliates thereof participating in an offering may not exceed 10% of gross offering proceeds, excluding proceeds received in connection with the issuance of shares through a distribution reinvestment plan.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

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
On March 7, 2023, our Adviser terminated the Expense Support Agreement. However, the Company’s obligation to make Reimbursement Payments, subject to the conditions above, survives the termination of the Expense Support Agreement. There are no Reimbursement Payments conditionally due from the Company to the Adviser
The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement. The Company did not receive any expense support post year end/prior to termination of the Expense Support Agreement.

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

Expense Deferral Agreement
On March 23, 2022, the Company and the Adviser entered into the expense deferral agreement (the “Expense Deferral Agreement”), under which the Adviser has agreed to incur and pay all of the Company’s expenses, other than amounts used to pay interest expense and

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

shareholder servicing and/or distribution fees, until the Company met certain conditions related to amount of subscriptions it received. The expenses subject to deferral did not include expenses that (1) were previously classified as Expense Payments or Reimbursement Payments under the Expense Support Agreement, or (2) Organization and Offering Expenses in excess of 1.50% of the gross offering proceeds from the sale of the Company’s securities.
On May 9, 2023, the Company and the Adviser amended the Expense Deferral Agreement to provide that the Adviser’s obligation to incur and pay the Company’s expenses would cease as of April 30, 2023, and that the Company would repay the expenses previously incurred by the Adviser on the Company’s behalf in eighteen equal installments, upon meeting specified conditions. The first installment became an obligation of the Company on December 1, 2023, when the Company reached $1.75 billion in “Net Subscriptions” received from the sale of the Company’s common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75 million in Net Subscriptions received from the sale of the Company’s common shares thereafter. For purposes of the Expense Deferral Agreement, “Net Subscriptions” means gross subscriptions from the sale of the Company’s common stock minus gross repurchases made by the Company pursuant to the Company’s tender offer program.
The Expense Deferral Agreement may be terminated at any time, without the payment of any penalty, by the Company or the Adviser, with or without notice, and will automatically terminate (i) in the event of the termination of the Investment Advisory Agreement, or (ii) if the Board makes a determination to dissolve or liquidate the Company. However, the Company’s obligation to pay the Adviser the expenses incurred by the Adviser on the Company’s behalf upon meeting the specified conditions will survive any termination of the agreement.
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
Promissory Note
On October 4, 2021, the Board authorized the Company, as Borrower, to enter into a revolving promissory note (the “Promissory Note”) with an entity affiliated with the Adviser. On June 22, 2022, the Company and Feeder FIC, as lender, entered into a termination agreement pursuant to which the Promissory Note was terminated. Upon execution of the Termination Agreement there were no amounts outstanding pursuant to the Promissory Notes. See Note 5 “Debt”.

Note 4. Investments
The table below presents our investments at amortized cost and fair value as of the following periods:

	As of		As of
	December 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,731,855	$2,750,873	$1,559,332	$1,558,578
Second-lien senior secured debt investments	244,033	240,627	235,671	226,686
Preferred equity investments(1)	208,036	211,797	185,520	181,670
Common equity investments	40,704	43,444	29,967	29,935
Total Investments	$3,224,628	$3,246,741	$2,010,490	$1,996,869
(1) Includes equity investment in LSI Financing.
The Company uses Global Industry Classification Standards (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of
	December 31, 2023	December 31, 2022
Aerospace & Defense	1.8%	2.2%
Application Software	12.9%	18.2%
Banks	1.9%	—%
Beverages	1.5%	2.5%

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

	As of
	December 31, 2023	December 31, 2022
Buildings & Real Estate	0.6%	1.0%
Building Products	0.3%	—%
Commercial Services & Supplies	3.8%	5.1%
Construction & Engineering	0.5%	0.5%
Containers & Packaging	0.8%	1.1%
Diversified Consumer Services	1.2%	1.5%
Diversified Financial Services	2.8%	2.5%
Electrical Equipment	3.1%	5.0%
Energy Equipment & Services	0.2%	—%
Food & Staples Retailing	4.5%	7.5%
Health Care Equipment & Supplies	1.9%	0.2%
Health Care Providers & Services	5.2%	3.1%
Health Care Technology	11.4%	10.9%
Insurance	6.3%	3.8%
IT Services	6.0%	6.9%
Life Sciences Tools & Services	1.8%	0.3%
Machinery	0.5%	—%
Pharmaceuticals(1)	0.8%	0.6%
Professional Services	3.9%	0.4%
Real Estate Management & Development	2.3%	1.2%
Road & Rail	—%	0.2%
Specialty Retail	—%	2.0%
Systems Software	24.0%	23.3%
Total	100.0%	100.0%
(1) Includes equity investment in LSI Financing.
The table below presents investments by geographic composition based on fair value as of the following periods:

	As of
	December 31, 2023	December 31, 2022
United States:
Midwest	17.1%	12.0%
Northeast	19.1%	25.9%
South	26.8%	35.2%
West	26.2%	21.7%
International	10.8%	5.2%
Total	100.0%	100.0%

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2023 and December 31, 2022, the Company’s asset coverage was 235.4% and 195.9%, respectively.
The tables below present debt obligations as of the following periods:

	As of
	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$875,000	$541,410	$333,590	$(7,772)	$533,638
SPV Asset Facility I	750,000	550,000	41,800	(4,043)	545,957
SPV Asset Facility II	250,000	—	158,797	(2,333)	(2,333)
Series 2023A Notes	100,000	100,000	—	(1,018)	98,982
Series 2023B-A Notes	100,000	100,000	—	(826)	99,174
Series 2023B-B Notes	75,000	75,000	—	(768)	74,232
Total Debt	$2,150,000	$1,366,410	$534,187	$(16,760)	$1,349,650
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

	As of
	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$750,000	$415,229	$18,647	$(4,567)	$410,661
SPV Asset Facility I	1,000,000	614,000	2,867	(6,747)	607,253
Total Debt	$1,750,000	$1,029,229	$21,514	$(11,314)	$1,017,914
(1) The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

The table below presents the components of interest expense for the following periods:

	For the Year Ended December 31,
($ in thousands)	2023	2022(1)
Interest expense(2)	$87,693	$30,161
Amortization of debt issuance costs	3,437	1,967
Total Interest Expense	$91,130	$32,128

Average interest rate(3)(4)	8.0%	6.6%
Average daily outstanding borrowings(3)(4)	$1,079,312	$676,278

(1) The Company commenced operations on May 2, 2022.
(2) For the period ended December 31, 2022, interest expense excludes approximately $0.6 million of financing fees incurred in connection with the Macquarie warehouse agreements prior to the commencement of operations on May 2, 2022.
(3) For the period ended December 31, 2022, averages reflect the period from May 2, 2022, the date of the agreement, through December 31, 2022.
(4) Averages are calculated based on annualized amounts.

Promissory Note
On October 6, 2021, the Company, as borrower, entered into a Loan Agreement (the “FIC Agreement”) with Owl Rock Feeder FIC LLC (“Feeder FIC”), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the “Promissory Notes”) to borrow up to an aggregate of $100.0 million from Feeder FIC. Under the FIC Agreement, the Company could re-borrow any amount repaid; however, there was no funding commitment between Feeder FIC and the Company.
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
On June 22, 2022, the Company and Feeder FIC, entered into a termination agreement (the “Termination Agreement”) pursuant to which the FIC Agreement was terminated. Upon execution of the Termination Agreement, there were no amounts outstanding under the Loan Agreement or the Promissory Notes.
Revolving Credit Facility
On May 2, 2022, the Company entered into a Senior Secured Credit Agreement (the "Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent. On October 23, 2023 (the "Revolving Credit Facility First Amendment Date"), the parties to the Revolving Credit Facility entered into an amendment, to among other things, extend the availability period and maturity date, convert a portion of the existing revolver availability into term loan availability, and reduce the credit adjustment spread to 0.10% for all Loan tenors. The following describes the terms of the Revolving Credit Facility amended through October 23, 2023.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

The Revolving Credit Facility is guaranteed by certain domestic subsidiaries of the Company in existence as of the Revolving Credit Facility Facility First Amendment Date, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company thereafter (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of the Revolving Credit Facility First Amendment Date, the Revolving Credit Facility provides for (a) a term loan in an initial amount of $125.0 million, and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in an initial amount of up to is $750.0 million (the aggregate commitments under the Revolving Credit Facility increased from $800.0 million to $875.0 million on the Revolving Credit Facility First Amendment Date). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.75 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
As of the Revolving Credit Facility First Amendment Date, the availability period with respect to the revolving credit facility under the Revolving Credit Facility will terminate on October 22, 2027 (the “Commitment Termination Date”) and the Revolving Credit Facility will mature on October 23, 2028 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of 2.00% per annum or (ii) the alternative base rate plus a margin of 1.00% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 2.00% per annum. The Company will also pay a fee of 0.375% on daily undrawn amounts under the Revolving Credit Facility.
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
SPV Asset Facilities
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
Following the SPV Asset Facility I Amendment Date, from time to time, the Company expects to sell and contribute certain investments to Tech Income Funding I pursuant to a Sale and Contribution Agreement by and between the Company and Tech Income Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Tech Income Funding I, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Tech Income Funding I through its ownership of Tech Income Funding I. The maximum principal amount which may be borrowed under the SPV Asset Facility I is $750.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Tech Income Funding I’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits and other portfolio tests.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

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
Borrowings of Tech Income Funding I LLC are considered the Company’s borrowing for purposes of complying with the asset coverage requirements under the 1940 Act.
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
From time to time, the Company expects to sell and contribute certain investments to Tech Income Funding II pursuant to a Sale and Contribution Agreement, dated as of the SPV Asset Facility II Closing Date, by and between the Company and Tech Income Funding II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by Tech Income Funding II, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Tech Income Funding II through its ownership of Tech Income Funding II. The maximum principal amount of the SPV Asset Facility II is $250.0 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to a borrowing base test (which is based on the value of Tech Income Funding II’s assets from time to time, an advance rate and concentration limitations) and satisfaction of certain conditions, including collateral quality tests.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

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

Unsecured Notes

Series 2023A Notes
On July 6, 2023, the Company entered into a Master Note Purchase Agreement (the “Series 2023A Note Purchase Agreement”) governing the issuance of $100.0 million in aggregate principal amount of Series 2023A Notes, due July 6, 2026, with a fixed interest rate of 8.25% per year (the “Series 2023A Notes”), to qualified institutional investors in a private placement. The Series 2023A Notes are guaranteed by OR Tech Lending IC LLC, ORTIC BC 1 LLC and ORTIC BC 2 LLC, subsidiaries of the Company.
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
The Series 2023A Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, a minimum net worth of $347.1 million and a minimum asset coverage ratio of 1.50 to 1.00.
In addition, in the event that a Below Investment Grade Event (as defined in the Series 2023A Note Purchase Agreement) occurs, the Series 2023A Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the Series 2023A Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the Series 2023A Note Purchase Agreement) occurs, the Series 2023A Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the Series 2023A Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the Series 2023A Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the Series 2023A Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The Series 2023A Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.
Series 2023B-A Notes
On December 6, 2023, the Company entered into a Master Note Purchase Agreement (the “Series 2023B-A Note Purchase Agreement”) governing the issuance of $100.0 million in aggregate principal amount of Series 2023B Senior Notes, Tranche A, due January 15, 2029, with a floating interest rate per annum equal to the Benchmark (which is based on the CME TSFR3M Index Screen Rate and more fully defined in the Series 2023B-A Note Purchase Agreement) plus 4.75% (475 basis points) (the “Series 2023B-A Notes”), to qualified institutional investors in a private placement. The Series 2023B-A Notes are guaranteed by OR Tech Lending IC LLC, ORTIC BC 1 LLC and ORTIC BC 2 LLC, subsidiaries of the Company.
Interest on the Series 2023B-A Notes will be due quarterly on the 15th day of January, April, July and October each year, beginning on April 15, 2024. The Series 2023B-A Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the Series 2023B-A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Series 2023B-A Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The Series 2023B-A Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, a minimum net worth of $1.06 billion, and a minimum asset coverage ratio of 1.50 to 1.00.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

In addition, in the event that a Below Investment Grade Event (as defined in the Series 2023B-A Note Purchase Agreement) occurs, the Series 2023B-A Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the Series 2023B-A Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the Series 2023B-A Note Purchase Agreement) occurs, the Series 2023B-A Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the Series 2023B-A Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the Series 2023B-A Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the Series 2023B-A Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The Series 2023B-A Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.
Series 2023B-B Notes
On December 20, 2023, the “Company entered into a Note Purchase Agreement (the “Series 2023B-B Note Purchase Agreement”) governing the issuance of $75.0 million in aggregate principal amount of Series 2023B Senior Notes, Tranche B, due January 15, 2027, with a floating interest rate per annum equal to the Benchmark (which is based on the CME TSFR3M Index Screen Rate and more fully defined in the Series 2023B-B Note Purchase Agreement) plus 4.45% (445 basis points) (the “Series 2023B-B Notes”), to qualified institutional investors in a private placement. The Series 2023B-B Notes are guaranteed by OR Tech Lending IC LLC, ORTIC BC 1 LLC and ORTIC BC 2 LLC, subsidiaries of the Company.
Interest on the Series 2023B-B Notes will be due quarterly on the 15th day of January, April, July and October each year, beginning on April 15, 2024. The Series 2023B-B Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the Series 2023B-B Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Series 2023B-B Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The Series 2023B-B Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, a minimum net worth of $1.06 billion, and a minimum asset coverage ratio of 1.50 to 1.00.
In addition, in the event that a Below Investment Grade Event (as defined in the Series 2023B-B Note Purchase Agreement) occurs, the Series 2023B-B Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the Series 2023B-B Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the Series 2023B-B Note Purchase Agreement) occurs, the Series 2023B-B Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the Series 2023B-B Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the Series 2023B-B Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the Series 2023B-B Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The Series 2023B-B Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

Note 6. Fair Value of Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	As of
	December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted cash)	$47,861	$—	$—	$47,861

Investments:
First-lien senior secured debt investments	—	614,407	2,136,466	2,750,873
Second-lien senior secured debt investments	—	60,147	180,480	240,627
Preferred equity investments	—	—	211,797	211,797
Common equity investments	—	—	43,444	43,444
Total Investments at fair value	$—	$674,554	$2,572,187	$3,246,741

	As of
	December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted cash)	$28,061	$—	$—	$28,061

First-lien senior secured debt investments	—	128,697	1,429,881	1,558,578
Second-lien senior secured debt investments	—	22,671	204,015	226,686
Preferred equity investments	—	—	181,670	181,670
Common equity investments	—	—	29,935	29,935
Total Investments	$—	$151,368	$1,845,501	$1,996,869

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

The tables below present changes in fair value of investments for which Level 3 inputs were used to determine the fair value for the following periods:

	As of and for the Year Ended
	December 31, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,429,881	$204,015	$181,670	$29,935	$1,845,501
Purchases of investments, net	872,252	—	16,889	10,737	899,878
Payment-in-kind	10,478	7,401	17,904	—	35,783
Proceeds from investments, net	(150,365)	—	(13,549)	—	(163,914)
Net change in unrealized gain (loss)	10,032	(435)	7,612	2,772	19,981
Net realized gains (losses)	(2)	—	587	—	585
Net accretion/amortization of discount/premium on investments	5,962	228	684	—	6,874
Transfers into (out of) Level 3(1)	(41,772)	(30,729)	—	—	(72,501)
Fair value, end of period	$2,136,466	$180,480	$211,797	$43,444	$2,572,187

(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended December 31, 2023, transfers into Level 3 out of Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

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

(1) The Company commenced operations on May 2, 2022.
(2) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

The table below presents information with respect to net change in unrealized gains (loss) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company as of and for the following periods:

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

	For the Years Ended December 31,
($ in thousands)	2023	2022(1)
First-lien senior secured debt investments	$10,604	$1,019
Second-lien senior secured debt investments	(435)	(4,254)
Preferred equity investments	7,612	(3,851)
Common equity investments	2,772	(32)
Total Investments	$20,553	$(7,118)

(1) The company commenced operations on May 2, 2022.

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

	As of
	December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,796,935	Yield Analysis	Market Yield	8.2% - 17.1% (11.9%)	Decrease
	$339,531	Recent Transaction	Transaction Price	97.0% - 99.8% (98.7%)	Increase
Second-lien senior secured debt investments	$180,480	Yield Analysis	Market Yield	11.4% - 17.7% (15.7%)	Decrease
Preferred equity investments	$133,641	Yield Analysis	Market Yield	10.4% - 20.0% (14.6%)	Decrease
	$68,858	Recent Transaction	Transaction Price	98.0% - 107.5% (106.6%)	Increase
	$9,298	Market Approach	Revenue	18.0x - 18.0x (18.0x)	Increase
Common equity investments	$22,800	Market Approach	Revenue	6.3x - 14.7x (11.4x)	Increase
	$9,945	Market Approach	EBITDA Multiple	9.1x - 34.5x (13.7x)	Increase
	$10,699	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

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

The fair value of the Company’s performing Level 3 debt investments is typically determined utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to its total enterprise value, and the rights and remedies of the Company’s investment within the portfolio company’s capital structure.
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
Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 debt investments primarily include current market yields, including relevant market indices, but may also include quotes from brokers, dealers, and pricing services as indicated by comparable investments. For the Company’s Level 3 equity investments, a market approach, based on comparable financial performance multiples such as publicly-traded company and comparable market transaction multiples of revenues, EBITDA, or some combination thereof and comparable market transactions typically would be used.
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The tables below present the carrying and fair values of the Company’s debt obligations as of the following periods:

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

	As of			As of
	December 31, 2023			December 31, 2022
($ in thousands)	Net Carrying Value(1)	Debt Issuance Costs	Fair Value	Net Carrying Value(1)	Debt Issuance Costs	Fair Value
Revolving Credit Facility	$533,638	$(7,772)	$533,638	$410,661	$(4,567)	$410,661
SPV Asset Facility I	545,957	(4,043)	545,957	607,253	(6,747)	607,253
SPV Asset Facility II	(2,333)	(2,333)	(2,333)	—	—	—
Series 2023A Notes	98,982	(1,018)	100,000	—	—	—
Series 2023B-A Notes	99,174	(826)	100,000	—	—	—
Series 2023B-B Notes	74,232	(768)	75,000	—	—	—
Total Debt	$1,349,650	$(16,760)	$1,352,262	$1,017,914	$(11,314)	$1,017,914

(1) Carrying values are presented net of debt issuance costs.

The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

	As of
($ in thousands)	December 31, 2023	December 31, 2022
Level 1	$—	$—
Level 2	—	—
Level 3	1,352,262	1,017,914
Total Debt	$1,352,262	$1,017,914

Financial Instruments Not Carried at Fair Value
As of December 31, 2023 and December 31, 2022, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short term maturities. These financial instruments would be categorized as Level 3 within the fair value hierarchy.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The Company had the following outstanding commitments to fund investments in current portfolio companies as of the following periods:

		As of
Portfolio Company	Investment	December 31, 2023	December 31, 2022
($ in thousands)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	$2,408	$—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	762	1,515
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273	2,273
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	3,820	—
Anaplan, Inc.	First lien senior secured revolving loan	6,481	6,481
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	10,587	16,366
Appfire Technologies, LLC	First lien senior secured revolving loan	1,260	1,539
Armstrong Bidco Limited	First lien senior secured GBP delayed draw term loan	—	3,734
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	—	870
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR term loan	14,005	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK term loan	14,656	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	1,556	—
Avalara, Inc.	First lien senior secured revolving loan	2,273	2,273
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	2,866	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	4,103	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	100	195
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	185	246
Certinia, Inc.	First lien senior secured revolving loan	5,882	—
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	7,429	7,973
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	750	750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	375	375
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	—
Coupa Holdings, LLC	First lien senior secured revolving loan	54	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	9,434	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	344	—
Entrata, Inc.	First lien senior secured revolving loan	3,941	—
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	1,896	—
Finastra USA, Inc.	First lien senior secured revolving loan	4,608	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	19,934
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	145	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	93	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	37	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	7,600	7,600
Grayshift, LLC	First lien senior secured revolving loan	5,806	5,806
Hyland Software, Inc.	First lien senior secured revolving loan	1,919	—
Hyperion Refinance S.a.r.l (dba Howden Group)	First lien senior secured delayed draw term loan	—	17,714
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	3,127	4,963
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,382	2,010

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

		As of
Portfolio Company	Investment	December 31, 2023	December 31, 2022
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	4,485	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	3,203	—
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	1,350	1,350
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	12,716	—
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	5,934	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	4,567	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,135	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	757	652
Kaseya Inc.	First lien senior secured delayed draw term loan	3,803	4,050
Kaseya Inc.	First lien senior secured revolving loan	3,038	4,050
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	4,112	—
ManTech International Corporation	First lien senior secured delayed draw term loan	6,698	10,400
ManTech International Corporation	First lien senior secured revolving loan	5,590	5,590
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	—	5,650
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	791	847
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	4,118	—
Omnia Partners, LLC	First lien senior secured delayed draw term loan	172	—
OneOncology LLC	First lien senior secured delayed draw term loan	5,357	—
OneOncology LLC	First lien senior secured revolving loan	2,857	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	534	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954	954
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	5,120	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	5,373	—
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182	2,182
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	4,412	4,412
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	1,260	1,891
Rubrik, Inc.	First lien senior secured delayed draw term loan	5,876	1,857
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	10,896	10,896
Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	917	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	5,658	7,716
Smarsh Inc.	First lien senior secured delayed draw term loan	3,333	3,333
Smarsh Inc.	First lien senior secured revolving loan	267	1,667
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	145	118
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369	1,369
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071	1,071
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	350	—
Zendesk, Inc.	First lien senior secured delayed draw term loan	14,633	14,633
Zendesk, Inc.	First lien senior secured revolving loan	6,026	6,026
Total Unfunded Portfolio Company Commitments		$267,936	$196,890
As of December 31, 2023, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser and its affiliates have incurred organization and offering costs on behalf of the Company in the amount of $0.5 million for the year ended December 31, 2023, and $4.1 million for the period from June 22, 2021 (Inception) to December 31, 2022, of which, $0.2 million

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

organization and offering costs have been charged to the Company as of December 31, 2023. No organization and offering costs were charged to the Company as of December 31, 2022. Under the Investment Advisory Agreement, there will be no liability on the Company’s part for the offering or organization costs funded by the Adviser or its affiliates until the Company has satisfied the minimum offering requirement. At such time, the Adviser will be entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs funded by the Adviser or its affiliates have been recovered.
Expense Deferral Agreement
The Adviser has agreed to incur and pay certain expenses pursuant to the Expense Deferral Agreement prior to April 30, 2023. The Company will be obligated to reimburse the aggregate amount of expenses previously paid by the Adviser in eighteen equal installments, upon meeting specified conditions. As of December 31, 2023 and December 31, 2022, the Adviser has incurred total expenses of $12.0 million and $8.8 million, respectively, which includes organization and offering costs of $4.3 million and $4.1 million, respectively, under the Expense Deferral Agreement. The first installment became an obligation of the Company on December 1, 2023, when the Company reached $1.75 billion in Net Subscriptions received from the sale of the Company’s common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75.0 million in Net Subscriptions received from the sale of the Company’s common shares thereafter. The Company recorded $0.7 million of expenses, of which $0.2 million related to offering costs, for the year ended December 31, 2023. As of December 31, 2023, Net Subscriptions received from the sale of the Company’s common shares were $1.75 billion. See Note 3 “Agreements and Related Party Transactions”.
The total expenses incurred by the Adviser on behalf of the Company for the the year ended December 31, 2023 and for the period from June 22, 2021 (Inception) to December 31, 2022 were $3.2 million and $8.8 million, respectively.
Warehousing Transaction with Cliffwater
On November 23, 2021, the Company entered into a warehouse agreement with Cliffwater Corporate Lending Fund (“Cliffwater”) to warehouse $200.0 million of investments. The Company and Cliffwater agreed to increase the size of the warehouse to $500.0 million to fund additional investments as needed. The warehouse agreement created a forward obligation for Cliffwater to sell and a forward obligation for the Company to purchase certain investments owned and held by Cliffwater at the Company’s request. The Company had no obligation to purchase the investments under the warehouse agreement before aggregate subscriptions for the Company’s shares reached $450.0 million.
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
Prior to such time as the Company satisfied the Warehouse Conditions, its obligations under the purchase agreements were guaranteed by an affiliate of the Adviser. On May 10, 2022, conditions under the purchase agreement with Macquarie were met and the Company was obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of June 8, 2022, the Company settled the 4 warehouse investments that the Financing Providers purchased having an aggregate funded principal of $129.2 million and aggregate cost of $127.0 million. As of December 31, 2023, there were no purchase agreements outstanding with the Financing Providers.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2023, management was not aware of any pending or threatened litigation.
Note 8. Net Assets
Authorized Capital and Share Class Description
In connection with its formation, the Company has the authority to issue the following shares:

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

Classification	Number of Shares	Par Value
Class S Shares	1,000,000,000	$0.01
Class D Shares	1,000,000,000	$0.01
Class I Shares	1,000,000,000	$0.01
Total	3,000,000,000
The Company’s Class S shares are not subject to upfront selling commissions; however, if Class S shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charge to 3.5% of the net offering price per share for each Class S share. Pursuant to a distribution plan adopted by the Company in compliance with Rules 12b-1 and 17d-3 under the 1940 Act, as if those rules applied to the Company, the Company`s Class S shares are subject to annual ongoing services fees of 0.85% of the current net asset value of such shares, as determined in accordance with FINRA rules.
The Company’s Class D shares are not subject to upfront selling commissions; however, if Class D shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charge to 1.5% of the net offering price per share of each Class D share. Pursuant to a distribution plan adopted by the Company in compliance with Rules 12b-1 and 17d-3 under the 1940 Act, as if those rules applied to the Company, the Company’s Class D shares are subject to annual ongoing services fees of 0.25% of the current net asset value of such shares, as determined in accordance with FINRA rules.
The Company’s Class I shares are not subject to upfront selling commissions or annual ongoing service fees.
Common Stock Activity
On September 30, 2021, the Company issued 100 Class I common shares for $1,000 to OTCA. On December 30, 2021, the Company issued 15,000 Class I common shares for $150,000 to Feeder FIC ORTIC.
The tables below present transactions with respect to shares of the Company’s common stock for the following periods:

	For the Year Ended December 31, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	28,953,479	$296,119	2,434,747	$24,759	8,677,527	$88,135	40,065,753	$409,013
Shares/gross proceeds from the private placements	—	—	—	—	50,470,749	515,172	50,470,749	515,172
Reinvestment of distributions	1,127,663	11,569	39,968	411	4,349,616	44,681	5,517,247	56,661
Repurchased shares	(346,654)	(3,535)	(10,016)	(102)	(13,157,294)	(134,795)	(13,513,964)	(138,432)
Total shares/gross proceeds	29,734,488	304,153	2,464,699	25,068	50,340,598	513,193	82,539,785	842,414
Sales load	—	(1,490)	—	—	—	—	—	(1,490)
Total shares/net proceeds	29,734,488	$302,663	2,464,699	$25,068	50,340,598	$513,193	82,539,785	$840,924

	For the Year Ended December 31, 2022
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	10,701,296	$107,249	106,732	$1,065	8,221,693	$81,980	19,029,721	$190,294
Shares/gross proceeds from the private placements	—	—	—	—	81,114,960	809,660	81,114,960	809,660
Reinvestment of distributions	79,019	789	287	3	1,343,126	13,386	1,422,432	14,178
Repurchased shares	—	—	—	—	(2,876,529)	(28,762)	(2,876,529)	(28,762)
Total shares/gross proceeds	10,780,315	108,038	107,019	1,068	87,803,250	876,264	98,690,584	985,370
Sales load	—	(581)	—	—	—	—	—	(581)
Total shares/net proceeds	10,780,315	$107,457	107,019	$1,068	87,803,250	$876,264	98,690,584	$984,789

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

	From Inception (June 22, 2021) to December 31, 2021
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	—	$—	15,100	$151	15,100	$151
Shares/gross proceeds from the private placements	—	—	—	—	—	—	—	—
Reinvestment of distributions	—	—	—	—	—	—	—	—
Repurchased shares	—	—	—	—	—	—	—	—
Total shares/gross proceeds	—	—	—	—	15,100	151	15,100	151
Sales load	—	—	—	—	—	—	—	—
Total shares/net proceeds	—	$—	—	$—	15,100	$151	15,100	$151

In accordance with the Company’s share pricing policy, the Company will modify its public offering prices to the extent necessary to comply with the requirements of the 1940 Act, including the requirement that it not sell shares at a net offering price below the net asset value per share unless the Company obtains the requisite approval from its shareholders.
The changes to the Company’s offering price per share since the commencement of the Company’s initial continuous public offering and associated effective dates of such changes were as follows:

For the Year Ended December 31, 2023
	Class S			Class D			Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2023	$10.02	$—	$10.02	$10.02	$—	$10.02	$10.02	$—	$10.02
February 1, 2023	$10.17	$—	$10.17	$10.17	$—	$10.17	$10.17	$—	$10.17
March 1, 2023	$10.15	$—	$10.15	$10.15	$—	$10.15	$10.15	$—	$10.15
April 3, 2023	$10.12	$—	$10.12	$10.12	$—	$10.12	$10.12	$—	$10.12
May 1, 2023	$10.15	$—	$10.15	$10.15	$—	$10.15	$10.15	$—	$10.15
June 1, 2023	$10.11	$—	$10.11	$10.11	$—	$10.11	$10.11	$—	$10.11
July 3, 2023	$10.14	$—	$10.14	$10.14	$—	$10.14	$10.14	$—	$10.14
August 1, 2023	$10.21	$—	$10.21	$10.21	$—	$10.21	$10.21	$—	$10.21
September 1, 2023	$10.26	$—	$10.26	$10.26	$—	$10.26	$10.26	$—	$10.26
October 2, 2023	$10.28	$—	$10.28	$10.28	$—	$10.28	$10.28	$—	$10.28
November 1, 2023	$10.21	$—	$10.21	$10.21	$—	$10.21	$10.21	$—	$10.21
December 1, 2023	$10.32	$—	$10.32	$10.32	$—	$10.32	$10.32	$—	$10.32
(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2) Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

For the Year Ended December 31, 2022
	Class S			Class D			Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
Initial offering price	$—	$—	$—	$—	$—	$—	$10.00	$—	$10.00
June 1, 2022	$9.96	$—	$9.96	$9.96	$—	$9.96	$9.96	$—	$9.96
July 1, 2022	$9.81	$—	$9.81	$9.81	$—	$9.81	$9.81	$—	$9.81
August 1, 2022	$10.00	$—	$10.00	$10.00	$—	$10.00	$10.00	$—	$10.00
September 1, 2022	$10.03	$—	$10.03	$10.04	$—	$10.04	$10.04	$—	$10.04
October 1, 2022	$9.93	$—	$9.93	$9.93	$—	$9.93	$9.93	$—	$9.93
November 1, 2022	$9.97	$—	$9.97	$9.97	$—	$9.97	$9.97	$—	$9.97
December 1, 2022	$10.01	$—	$10.01	$10.01	$—	$10.01	$10.01	$—	$10.01
(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2) Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

Distributions
The Board intends to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.
The tables below present cash distributions per share that were recorded for the following periods:

For the Year Ended December 31, 2023
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 22, 2022	January 31, 2023	February 24, 2023	$0.075000	$1,010	$19	$6,766
January 25, 2023	January 31, 2023	February 24, 2023	0.074775	909	19	6,746
February 21, 2023	February 28, 2023	March 23, 2023	0.074775	1,019	27	7,110
March 22, 2023	March 31, 2023	April 26, 2023	0.074775	1,137	38	7,193
April 25, 2023	April 30, 2023	May 23, 2023	0.074775	1,296	45	7,464
May 22, 2023	May 31, 2023	June 26, 2023	0.074775	1,441	53	7,737
June 23, 2023	June 30, 2023	July 26, 2023	0.074775	1,702	83	7,916
June 23, 2023	July 31, 2023	August 22, 2023	0.074775	1,878	119	8,364
June 23, 2023	October 31, 2023	November 24, 2023	0.020000	730	46	2,578
August 8, 2023	August 31, 2023	September 26, 2023	0.074775	1,999	138	8,893
August 8, 2023	September 29, 2023	October 26, 2023	0.074775	2,333	151	9,116
August 8, 2023	October 31, 2023	November 24, 2023	0.074775	2,460	166	9,640
November 20, 2023	November 30, 2023	December 22, 2023	0.074775	2,603	181	10,069
November 20, 2023	December 29, 2023	January 25, 2024	0.074775	2,727	187	10,333
November 20, 2023	December 29, 2023	January 25, 2024	0.020000	810	51	2,763
		Total	$1.012300	$24,054	$1,323	$112,688
(1) On November 20, 2023 the Company’s board of directors declared a distribution of $0.074775 per share, payable on or before February 29, 2024 to shareholders of record as of January 31, 2024.
(2) Distributions per share are gross of shareholder servicing fees.
(3) Distribution amounts are net of shareholder servicing fees.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

For the Year Ended December 31, 2022(3)
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
(3) The Company commenced operations on May 2, 2022.

The Company has adopted a distribution reinvestment plan pursuant to which shareholders (except for residents of Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Vermont and Washington investors and clients of participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash.
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
The tables below presents the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock for the following periods:

	For the Year Ended December 31, 2023
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$1.120595	$157,783	114.3%
Net realized gain (loss) on investments	0.003228	585	0.4%
Distributions in excess of (undistributed) net investment income	(0.111523)	(20,303)	(14.7)%
Total	$1.012300	$138,065	100.0%
(1) Distributions per share are gross of shareholder servicing fees.
(2) Data in this table is presented on a consolidated basis. Refer to Note 11 "Financial Highlights" for amounts by share class.

	For the Year Ended December 31, 2022(1)
Source of Distribution(3)	Per Share(2)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.75909	$58,843	142.9%
Net realized gain (loss) on investments	0.00017	17	—%
Distributions in excess of (undistributed) net investment income	(0.23764)	$(17,685)	(42.9)%
Total	$0.52162	$41,175	100.0%
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

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
The Company intends to limit the number of shares to be repurchased in each quarter to no more than 5.00% of its outstanding shares of common stock. Any periodic repurchase offers are subject in part to the Company’s available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While the Company intends to continue to conduct quarterly tender offers as described above, the Company is not required to do so and may suspend or terminate the share repurchase program at any time.
The tables below presents the share repurchase activity of the Company:

For the Year Ended December 31, 2023
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 28, 2023	I	March 31, 2023	$35,173	$10.12	3,475,640
February 28, 2023	S	March 31, 2023	965	$10.12	95,317
May 25, 2023	I	June 30, 2023	20,802	$10.14	2,051,539
May 25, 2023	S	June 30, 2023	1,425	$10.14	140,508
May 25, 2023	D	June 30, 2023	50	$10.14	4,926
August 24, 2023	I	September 29, 2023	39,093	$10.28	3,802,783
August 24, 2023	S	September 29, 2023	581	$10.28	56,519
August 24, 2023	D	September 29, 2023	52	$10.28	5,090
November 27, 2023	I	December 29, 2023	39,727	$10.38	3,827,332
November 27, 2023	S	December 29, 2023	564	$10.38	54,310
Total			$138,432		13,513,964

For the Year Ended December 31, 2022
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
August 25, 2022	I	September 30, 2022	$6,703	$9.93	675,034
November 28, 2022	I	December 30, 2022	$22,059	$10.02	2,201,495
Total			$28,762		2,876,529

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

Note 9. Earnings Per Share
The tables below presents the computation of basic and diluted earnings per common share for the following periods:

	For the Years Ended December 31,
	2023			2022(1)(2)
($ in thousands, except per share amounts)	Class S	Class D	Class I	Class S	Class D	Class I
Increase (decrease) in net assets resulting from operations	$33,852	$1,876	$153,519	$3,001	$19	$42,712
Weighted average shares of common stock outstanding—basic and diluted	26,514,031	1,383,519	112,905,282	5,219,284	64,617	72,916,367
Earnings (loss) per common share—basic and diluted	$1.28	$1.36	$1.36	$0.57	$0.29	$0.59

(1) The Company commenced operations on May 2, 2022.
(2) Class S shares were first issued on June 1, 2022. Class D shares were first issued on October 3, 2022.

Blue Owl Technology Income Corp.
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
The Company has elected to be treated for federal income tax purposes, and intends to qualify annual thereafter, as a RIC under Subchapter M of the Code. To qualify for tax treatment as a RIC, the Company must, among other things, distribute to its shareholders in each taxable year generally at least the sum of 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain its tax treatment as a RIC, the Company, among other things, intends to make the requisite distributions to our shareholders, which generally relieves the Company from U.S. federal income taxes at corporate rates.
For the years ended December 31, 2023 and 2022, the Company recorded $0.1 million and $0.3 million for U.S. federal excise tax.
The table below reconciles the increase in net assets resulting from operations for the following periods:

	For the Years Ended December 31,
($ in thousands)	2023(2)	2022(1)
Increase (decrease) in net assets resulting from operations	$189,247	$45,732
Adjustments:
Net unrealized (gain) loss on investments	(31,885)	13,154
Excise tax	126	287
Other book-tax differences	(21,181)	(9,927)
Taxable Income	$136,307	$49,246
(1) The Company commenced operations on May 2, 2022.
(2) Tax information for the fiscal year ended December 31, 2023 is estimated and is not considered final until the Company files its tax return.
For the year ended December 31, 2023
Total distributions declared during the year ended December 31, 2023 of $138.1 million were derived from ordinary income, determined on a tax basis. For the calendar year ended December 31, 2023, the Company had $5.7 million of undistributed ordinary income, $0.6 million undistributed capital gains, as well as $52.5 million of net unrealized gains (losses) on investments and other temporary differences of $2.3 million comprised of losses. For the year ended December 31, 2023, 92.9% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
During the year ended December 31, 2023, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences were principally related to $0.5 million attributable to U.S. federal income tax, including excise taxes and non-deductible expenses.
As of December 31, 2023, the net estimated unrealized gain for U.S. federal income tax purposes was $50.6 million based on a tax cost basis of $3.2 billion. As of December 31, 2023, there were no estimated aggregate gross unrealized losses for U.S federal income tax purposes and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $50.6 million.
For the year ended December 31, 2022
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following period:

	For the Year Ended December 31,
	2023			2022(8)
($ in thousands, except share and per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock(9)	Class D common stock(10)	Class I common stock
Per share data:
Net asset value, at beginning of period	$10.02	$10.02	$10.02	$9.96	$9.93	$10.00
Results of operations:
Net investment income(1)	1.05	1.11	1.14	0.64	0.28	0.76
Net realized and unrealized gain (loss)(2)	0.24	0.24	0.23	(0.10)	0.03	(0.22)
Net increase (decrease) in net assets resulting from operations	1.29	1.35	1.37	0.54	0.31	0.54
Shareholder distributions:
Distributions from net investment income(3)	(0.93)	(0.99)	(1.01)	(0.48)	(0.22)	(0.52)
Distributions from net realized gains(7)	—	—	—	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(0.93)	(0.99)	(1.01)	(0.48)	(0.22)	(0.52)
Total increase (decrease) in net assets	0.36	0.36	0.36	0.06	0.09	0.02
Net asset value, at end of period	$10.38	$10.38	$10.38	$10.02	$10.02	$10.02

Total Return(4)	13.4%	14.1%	14.3%	5.0%	5.4%	5.6%

Ratios
Ratio of net expenses to average net assets(5)(6)	10.7%	10.7%	10.0%	N.M	N.M	N.M
Ratio of net investment income to average net assets(6)	10.7%	11.6%	11.4%	10.8%	6.8%	11.3%
Portfolio turnover rate	8.5%	8.5%	8.5%	N.M	N.M	N.M

Supplemental Data
Weighted-average shares outstanding	26,514,031	1,383,519	112,905,282	5,219,284	64,617	72,916,367
Shares outstanding, end of period	40,514,803	2,571,718	138,158,948	10,780,315	107,019	87,818,350
Net assets, end of period	$420,533	$26,693	$1,434,377	$108,073	$1,073	$880,351
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
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the year ended December 31, 2023, the total operating expenses to average net assets were 10.7%, 10.7%, 10.0% for Class S, Class D and Class I common stock, respectively. From May 2, 2022 (commencement of operations) through December 31, 2022, the total operating expenses to average net assets were not meaningful for Class S, Class D and Class I common stock, respectively.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

(6)The ratio reflects an annualized amount from May 2, 2022 (commencement of operations) through September 30, 2022, except in the case of non-recurring expenses (e.g., initial organization expenses) and offering expenses, where applicable.
(7)The distributions from net realized gain (loss) on investments per share for the year ended December 31, 2023 and 2022, rounds to less than $0.01 per share, respectively.
(8)The Company commenced operations on May 2, 2022.
(9)Class S common stock shares were first issued on June 1, 2022.
(10)Class D common stock shares were first issued on October 3, 2022.
Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of these financial statements. There have been no subsequent events to disclose except for the following:
Tech Income Funding III
On January 9, 2024 (the "SPV Asset Facility III Closing Date"), Tech Income Funding III LLC (“Tech Income Funding III”), a Delaware limited liability company and a newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility III”), with Tech Income Funding III, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Alter Domus (US) LLC, as document custodian, and the lenders party thereto. The initial maximum principal amount which may be borrowed under the SPV Asset Facility III is $550.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Tech Income Funding III’s assets from time to time, and satisfaction of certain conditions, including coverage tests, collateral quality tests, a lender advance rate test and certain concentration limits. The SPV Asset Facility III provides for the ability to draw term loans and to draw and redraw revolving loans for a period of up to two years after the SPV Asset Facility III Closing Date. Unless otherwise terminated, the SPV Asset Facility III will mature on January 9, 2034. Amounts drawn bear interest at a reference rate (initially SOFR) plus a spread of 3.05%, and the aggregate term commitment and revolving commitment are subject to a minimum utilization amount.
Share Conversion
On January 29, 2024, the Company converted 1.3 million shares of its Class D common stock into an equivalent number of shares of its Class I common stock with an effective date of January 3, 2024.
Distribution
On February 21, 2024, our Board declared a distribution of $0.074775 per share, payable on or before March 29, 2024 to shareholders of record as of February 29,2024, a distribution of $0.074775 per share, payable on or before April 30, 2024 to shareholders of record as of March 29,2024, a distribution of $0.074775 per share, payable on or before May 31, 2024 to shareholders of record as of April 30,2024 and a special distribution of $0.030000 per share, payable on or before April 30, 2024 to shareholders of record as of March 29,2024.
Equity Raise Proceeds
As of March 6, 2024, the Company has issued approximately 43.6 million shares of its Class S common stock, approximately 161.3 million shares of its Class I common stock and approximately 2.6 million shares of its Class D common stock and has raised total gross proceeds of approximately $444.4 million, $1,628.0 million, and $26.2 million, respectively, including seed capital of $1,000 contributed by its Adviser in September 2021 and approximately $50.0 million in gross proceeds raised from Feeder FIC ORTIC and Blue Owl Holdings, entities affiliated with the Adviser. In addition, the Company has received $87.5 million in subscription payments which the Company accepted on March 5, 2024, which are pending the Company’s determination of the net asset value per share applicable to such purchase.
Resignation of Director
On March 1, 2024, Alan Kirshenbaum submitted his resignation as a director of the Company. On March 4, 2024, the Board approved the acceptance of Mr. Kirshenbaum’s resignation and voted to reduce its size from seven to six directors.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K.
(b)Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
This annual report does not include an attestation report of the company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.
(c) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our Board of Directors
As of December 31, 2023, our Board consisted of seven members. On March 1, 2024, Alan Kirshenbaum submitted his resignation as a member of our Board. On March 4, 2024, our Board approved the acceptance of Mr. Kirshenbaum’s resignation and voted to reduce its size from seven to six members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2025 annual meeting of shareholders; the terms of our Class II directors will expire at the 2026 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2024 annual meeting of shareholders.
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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Eric Kaye, 60	Director	Founder of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class II Director since 2021; Term expires in 2026	7
Blue Owl Capital Corporation(“OBDC”)
Blue Owl Capital Corporation II (“OBDC II”)
Blue Owl Capital Corporation III (“OBDC III”)
Blue Owl Credit Income Corp. ("OCIC")
Blue Owl Technology Finance Corp. ("OTF")
Blue Owl Technology Finance Corp. II ("OTF II")

Victor Woolridge, 67	Director	Managing Director of Barings Real Estate Advisers LLC	Class II Director since 2021; Term expires in 2026	7	OBDC OBDC II OBDC III OCIC OTF OTF II
Christopher M. Temple, 56	Director	President of DelTex Capital LLC	Class III Director since 2021; Term expires in 2024	7	OBDC OBDC II OBDC III OCIC OTF OTF II Plains All American Pipeline Company
Melissa Weiler, 59	Director	Private Investor Managing Director and member of the Management Committee of Crescent Capital Group (through 2020)	Class III Director since 2021, Term expires in 2024	7	OBDC OBDC II OBDC III OCIC OTF OTF II Jefferies Financial Group Inc.

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Edward D'Alelio, 71	Chairman of the Board, Director	Retired	Class I Director since 2021; Term expires in 2025	7	OBDC OBDC II OBDC III OCIC OTF OTF II Blackstone/GS O Long Short Credit Fund Blackstone/GS O Sen. Flt Rate Fund
Interested Directors(4)
Craig W. Packer, 57	Chief Executive Officer, President and Director	Co-Founder of Blue Owl Capital Partners Co-President of Blue Owl Co-Chief Investment Officer of each of the Blue Owl Credit Advisers President and Chief Executive Officer of the Blue Owl BDCs (5) Co-Head of Leveraged Finance in the Americas, Goldman Sachs	Class I Director since 2021; Term expires in 2025	7	OBDC OBDC II OBDC III OCIC OTF OTF II Blue Owl Capital Inc. ("Blue Owl")
_______________
(1)The address for each director is c/o Blue Owl Technology Income Corp., 399 Park Avenue, 37th Floor, New York, New York 10022.
(2)Directors serve for three-year terms until the next annual meeting of shareholders and until their successors are duly elected and qualified.
(3)The term “Fund Complex” refers to the Blue Owl BDCs. Directors and officers who oversee the funds in the Fund Complex are noted.
(4)“Interested person” of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the “1940 Act”). Mr. Packer is an “interested person” because of his affiliation with the Adviser.
(5)On January 12, 2024, OBDC III’s board of directors appointed Logan Nicholson to serve as OBDC III’s President. The role of President was previously held by Craig Packer, who continues to serve as OBDC III’s Chief Executive Officer and as a director.
Independent Directors

Mr. Kaye is the founder of Kayezen, LLC, a physical therapy and fitness equipment design company. Prior to founding Kayezen, LLC, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle-market companies. Prior to joining UBS, Mr. Kaye served as Global Co-Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since February 2020 and September 2020 he has served on the boards of directors of OBDC III and OCIC, respectively and since August 2021 and November 2021 he has served on the boards of directors of the Company and OTF II, respectively. Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.
We believe Mr. Kaye’s management positions and experiences in the middle-market provide the Board with valuable insight.
Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC (“Barings”), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge most recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets – Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) (“Cornerstone”) from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC (“Babson”) from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board’s Committee on Administration and Finance. Mr. Woolridge has also served on the UMass Foundation’s investment committee and as trustee for University of Massachusetts Global since 2021. Since 2022, Mr. Woolridge has served as a director of Trumbull Property Income Fund and Fallon Health. Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board’s compensation, finance, governance and strategy committees. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member. Mr. Woolridge joined the boards of directors of the Company, OBDC, OBDC II, OBDC III, OTF, OCIC and OTF II in November 2021.
We believe Mr. Woolridge’s numerous management positions and broad experiences in the asset management and financial services sectors provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.
Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Mr. Temple has served as an Operating Executive/Senior Advisor for Tailwind Capital, LLC, a New York based middle-market private equity firm since June 2011. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple has served on the board of directors of Plains GP Holdings, L.P., the general partner of Plains All American Pipeline Company since November 2016 and has served as a member of the Plains GP Holdings, L.P. compensation committee since November 2020 and as a director of Plains All American Pipeline, L.P.’s (“PAA”) general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, as part of his role with Tailwind, Mr. Temple has served on private boards including Brawler Industries, and National HME and currently serves on the boards of Loenbro, Inc. and HMT, LLC. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF since February 2020 and September 2020 he has served on the boards of directors of OBDC III and OCIC., respectively and since August 2021 and November 2021 he has served on the boards of directors of the Company and OTF II respectively. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.
We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the Board.
Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. Ms. Weiler has served on the board of directors of Jefferies Financial Group Inc. since July 2021. She is a member of the Cedars-Sinai Board of Governors and is actively involved in 100 Women in Finance. Ms. Weiler joined the boards of OBDC, OBDC II, OBDC III, OTF and OCIC in February 2021, the Company in August 2021, and OTF II in November 2021. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania.
We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board.
Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston — School of Management. He is also chair of the investment committee of the UMass Foundation. He serves on the Advisory Committees of Ceres Farms. Since September 2009, he has served as director of Vermont Farmstead Cheese. Since January 2008 he has served on the boards of directors of Blackstone/GSO Long Short Credit Fund & Blackstone/GSO Sen. Flt Rate Fund. Since March 2016 and November 2016, he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since February 2020 and September 2020 he has served on the boards of directors of OBDC III and OCIC, respectively and since August 2021 and November 2021 he has served on the boards of directors of the Company and OTF II, respectively. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care, Trump Entertainment Resorts and UMass Memorial Hospital. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.

We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the board of directors.
Interested Directors
Mr. Packer the Chief Executive Officer of each of the Blue Owl BDCs, the President of each of the Blue Owl BDCs except OBDC III and is a member of the Diversified Lending Investment Committee and Technology Lending Investment Committee of the Blue Owl Credit Advisers. Additionally, Mr. Packer is a Co-President and a director of Blue Owl. Mr. Packer is also the Head of the Credit platform and serves as a Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Packer co-founded Owl Rock Capital Partners ("Owl Rock'), the predecessor firm to Blue Owl’s Credit platform.In addition, Mr. Packer has served on the boards of directors of OBDC and OBDC II since March 2016 and November 2016, respectively, on the board of directors of OTF since August 2018, on the boards of directors of OBDC III and OCIC since February 2020 and September 2020, respectively and since August 2021 and November 2021 he has served on the boards of directors of the Company and OTF II, respectively. Mr. Packer also served as President of OBDC III since its inception until January 2024. Prior to co-founding Owl Rock, Mr. Packer was a Partner and Co-Head of Leveraged Finance in the Americas at Goldman, Sachs & Co. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs & Co., Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette Mr. Packer serves as Treasurer of the Board of Trustees of Greenwich Academy, and Co-Chair of the Honorary Board of Kids in Crisis, a non-profit organization that serves children in Connecticut. Mr. Packer is also on the Advisory Board for the Mount Sinai Department of Rehabilitation and Human Performance. In addition, Mr. Packer is on the Foundation Board of Trustees for the McIntire School of Commerce, University of Virginia and is a member of the Board of Trustees of the University of Virginia Athletics Foundation. Mr. Packer earned an M.B.A. from Harvard Business School and a B.S. from the University of Virginia.
We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry-specific knowledge and expertise on these and other matters, and his history with us and the Adviser, provide an important skillset and knowledge base to the Board.
Meetings and Attendance
The Board met nineteen times during 2023 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2023.
Board Attendance at the Annual Meeting
Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time.
Board Leadership Structure and Role in Risk Oversight
Overall responsibility for our oversight rests with the Board. We have entered into the Investment Advisory Agreement pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and our other service providers in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and our charter. The Board is currently composed of six members, five of whom are directors who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. The Board meets in person at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established a Nominating and Corporate Governance Committee and an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities. The Board has appointed Edward D’Alelio, an independent director, to serve in the role of Chairman of the Board. The Chairman’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other directors generally between meetings. The Chairman serves as a key point person for dealings between management and the directors. The Chairman also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that the Board’s leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of directors and the full Board in a manner that enhances effective oversight.
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
Communications with Directors
Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual directors or any group or committee of directors, correspondence should be addressed to the Board or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent to Blue Owl Technology Income Corp., 399 Park Avenue, 37th Floor, New York, New York 10022, Attention: Secretary.
Committees of the Board
The Board has an Audit Committee and a Nominating and Corporate Governance Committee and may form additional committees in the future. A brief description of each committee is included in this Form 10-K and the charters of the Audit and Nominating and Corporate Governance Committees can be accessed on the Company’s website at www.otic.com.
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
The Audit Committee had nine formal meetings in 2023.
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
The Nominating and Corporate Governance Committee had two formal meetings in 2023.
Director Nominations
Nomination for election as a director may be made by, or at the direction of, the Nominating and Corporate Governance Committee or by shareholders in compliance with the procedures set forth in our bylaws.
Shareholder proposals or director nominations to be presented at the annual meeting of shareholders, other than shareholder proposals submitted pursuant to the SEC’s Rule 14a-8, must be submitted in accordance with the advance notice procedures and other requirements set forth in our bylaws. These requirements are separate from the requirements discussed above to have the shareholder nomination or other proposal included in our proxy statement and form of proxy/voting instruction card pursuant to the SEC’s rules.
Our bylaws require that the proposal or recommendation for nomination must be delivered to, or mailed and received at, the principal executive offices of the Company not earlier than the 150th day prior to the one year anniversary of the date the Company’s proxy statement for the preceding year’s annual meeting, or later than the 120th day prior to the first anniversary of the date of the proxy statement for the preceding year’s annual meeting. If the date of the annual meeting has changed by more than 30 days from the first anniversary of the date of the preceding year’s annual meeting, shareholder proposals or director nominations must be so received not earlier than the 150th day prior to the date of such annual meeting and not later than the 120th day prior to the date of such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made.
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
The Nominating and Corporate Governance Committee’s goal is to assemble a board that brings to the Company a variety of perspectives and skills derived from high-quality business and professional experience.
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

The Board has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Nominating and Corporate Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the Board as a whole. The Board generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending director nominees. The Board believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Board’s goal of creating a Board that best serves the needs of the Company and the interests of its shareholders.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the year ended December 31, 2023, all Section 16(a) filing requirements applicable to such persons were timely filed.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Our Code of Business Conduct and Ethics can be accessed on our website at www.otic.com.
There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct and Ethics, we will promptly disclose the nature of the amendment or waiver on our website at www.otic.com or file a Form 8‑K with the Securities and Exchange Commission.
Information about Executive Officers Who Are Not Directors
The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Karen Hager	51	Chief Compliance Officer	2021
Bryan Cole	39	Chief Financial Officer and Chief Operating Officer	2021
Matthew Swatt	35	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller	2021
Shari Withem	41	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller	2021
Jennifer McMillon	46	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller	2022
Neena Reddy	46	Vice President and Secretary	2021
Jonathan Lamm	49	Vice President	2021
The address for each of our executive officers is c/o Blue Owl Technology Income Corp., 399 Park Avenue, 37th Floor, New York, New York 10022.
Ms. Hager is a member of Blue Owl’s Operating Committee and also serves as the Chief Compliance Officer of Blue Owl and each of the Blue Owl Credit Advisers and the Blue Owl BDCs. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in March 2018, Ms. Hager was Chief Compliance Officer at Abbott Capital Management. Previous to Abbott, Ms. Hager worked as SVP, Director of Global Compliance and Chief Compliance Officer at The Permal Group, and as Director of Compliance at Dominick & Dominick Advisors LLC. Ms. Hager was a Senior Securities Compliance Examiner/Staff Accountant at the U.S. Securities and Exchange Commission. Ms. Hager received a B.S. in Accounting from Brooklyn College of the City University of New York.
Mr. Cole is the Chief Financial Officer and Chief Operating Officer of each of OCIC and the Company, the Chief Operating Officer of each of OBDC II and OBDC III, and is the Chief Accounting Officer and Co-Controller of each of OBDC, OTF and OTF II. Mr. Cole is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in January 2016, Mr. Cole was Assistant Controller of Business Development Corporation of America, a non-traded business development company, where he was responsible for overseeing the finance, accounting, financial reporting, operations and internal controls functions. Preceding that role, Mr. Cole worked within the Financial Services — Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisers, hedge funds, business development companies and private equity funds. Mr. Cole received a B.S. in Accounting from Fordham University and is a licensed Certified Public Accountant in New York.
Mr. Swatt is the Co-Chief Accounting Officer of the Company, OBDC II, OBDC III and OCIC, and is the Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Mr. Swatt is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services—Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.
Ms. Withem is the Co-Chief Accounting Officer of the Company, OBDC II, OBDC III and OCIC, and is the Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Ms. Withem is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in March 2018, Ms. Withem was Vice President of Sixth Street Specialty Lending, Inc. , a business development company traded on the NYSE , where she was responsible for accounting, financial reporting, treasury and internal controls functions. Preceding that role, Ms. Withem worked for MCG Capital Corporation, a business development company formerly traded on the Nasdaq and Deloitte in the Audit and Assurance Practice. Ms. Withem received a B.S. in Accounting from James Madison University and is a licensed Certified Public Accountant in Virginia.
Ms. McMillon is the Co-Chief Accounting Officer of the Company, OBDC II, OBDC III and OCIC and is the Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Ms. McMillon is also a Managing Director of Blue Owl. Before joining Blue Owl, Ms. McMillon led the accounting department of Tiptree Inc. , a national capital holding company, as the Vice President of Technical Accounting and External Reporting from 2017-2022. She was responsible for financial reporting, valuation/purchase accounting, and numerous internal control functions. From 2013-2017, Ms. McMillon served as the Regional Accounting & Reporting Director, Americas of Koch Industries/Georgia Pacific, from 2009-2013 she served as an Accounting Manager at Oaktree Capital and Centerbridge Partners, and prior to that Ms. McMillon worked in public accounting for nearly ten years, spending most of this tenure at PricewaterhouseCoopers. Ms. McMillon earned her B.S. in Accounting from Florida State University and is a licensed Certified Public Accountant in New York.
Ms. Reddy is Vice President and Secretary of each of the Blue Owl BDCs and Chief Legal Officer of each of the BLue Owl Credit Advisers. Ms. Reddy also serves as the General Counsel, Chief Legal Officer and Secretary of Blue Owl, and as a member of the Blue Owl’s Executive and Operating Committees. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, Ms. Reddy was associate general counsel at Goldman, Sachs & Co LLC, from 2010 to April 2019 and was dedicated to Goldman Sachs Asset Management L.P. ("GSAM"), where she was responsible for GSAM managed direct alternative products, including private credit. Prior to GSAM, Ms. Reddy practiced as a corporate attorney at Boies Schiller Flexner LLP and Debevoise & Plimpton LLP. Prior to becoming an attorney, Ms. Reddy was a financial analyst in the private wealth division at Goldman, Sachs & Co. Ms. Reddy received a J.D. from New York University School of Law and a B.A. in English, magna cum laude, from Georgetown University.
Mr. Lamm is Chief Financial Officer and Chief Operating Officer of each of OBDC, OTF and OTF II, Chief Financial Officer of each of OBDC II and OBDC III and Vice President of each of OCIC and OTIC. Mr. Lamm is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. (“GSBD”), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD’s finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.
Portfolio Managers
The management of the Company's investment portfolio is the responsibility of the Adviser’s Technology Lending Investment Committee. The Company considers these individuals to be its portfolio managers. The members of the Technology Lending Investment Committee function as portfolio manager with the most significant responsibility for the day-to-day management of our portfolio. Each member of the Technology Lending Investment Committee is responsible for determining whether to make prospective investments and monitoring the performance of the investment portfolio. The Technology Lending Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Erik Bissonnette, Pravin Vazirani and Jon

ten Oever. The Technology Lending Investment Committee meets regularly to consider the Company's investments, direct its strategic initiatives and supervise the actions taken by the Adviser on its behalf. In addition, the Technology Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be made) and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Technology Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Technology Lending Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Technology Lending Investment Committee. The compensation packages of certain Technology Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s investment committees. Blue Owl’s Credit platform has four investment committees each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). The Investment Team, under the Technology Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures the Company’s investments and monitors the Company’s portfolio companies on an ongoing basis.
None of the Adviser’s investment professionals receive any direct compensation from the Company in connection with the management of the Company’s portfolio. Certain members of the Technology Lending Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.
The members of the Technology Lending Investment Committee perform a similar role for OTF and OTF II, and certain members of the Technology Lending Investment Committee also perform a similar role for OBDC, OBDC II, OBDC III and OCIC, from which the Adviser and its affiliates may receive incentive fees. See "ITEM 1. BUSINESS – Affiliated Transactions" for a description of the Blue Owl Credit Advisers’ investment allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See "ITEM 1A. RISK FACTORS —Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us" for a discussion of potential conflicts of interests.
The members of the Technology Lending Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. Information regarding the Technology Lending Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965
Erik Bissonnette	1979
Pravin Vazirani	1973
Jon ten Oever	1972
In addition to managing our investments, as of December 31, 2023, our portfolio managers also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Blue Owl Technology Finance Corp.	Business development company	U.S. middle-market technology lending	$6,652.2
Blue Owl Technology Finance Corp. II	Business development company	U.S. middle-market technology lending	$3,913.8
In addition to managing our investments, as of December 31, 2023, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, and Alexis Maged also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Blue Owl Capital Corporation	Business development company	U.S. middle-market lending	$13,511.4
Blue Owl Capital Corporation II	Business development company	U.S. middle-market lending	$2,190.6
Blue Owl Capital Corporation III	Business development company	U.S. middle-market lending	$3,761.1
Blue Owl Credit Income Corp.	Business development company	U.S. middle-market lending	$17,259.0
As of December 31, 2023, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, and Alexis Maged also managed private funds (the “Blue Owl Credit Private Funds” and together with the Blue Owl BDCs, the “Blue Owl Credit Clients”) with a total of approximately $8.8 billion in gross assets.
The management and incentive fees payable by the Blue Owl Credit Clients are based on the gross assets and performance of each Blue Owl Credit Client.
Biographical information regarding the members of the Technology Lending Investment Committee who are not directors or executive officers of the Company is as follows:
Douglas I. Ostrover
Mr. Ostrover is Co-Chief Executive Officer of Blue Owl, a member of the firm’s Executive Committee and the chairman of the firm’s board of directors. Mr. Ostrover is also the Co-Chief Executive Officer and serves as a Co-Chief Investment Officer of each of the Blue Owl Credit Advisers. Mr. Ostrover is also a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Previously, Mr. Ostrover co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Mr. Ostrover served on the boards of directors of OBDC and OBDC II from 2016-2021, on the board of directors of OTF from 2018-2021 and on the boards of directors of OBDC III and OCIC from 2020-2021. Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone’s alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co-Head of CSFB’s Leveraged Finance Group, during which time he was responsible for all of CSFB’s origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette (DLJ), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ’s high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-profit organizations including serving on the board of directors of the Michael J. Fox Foundation, the Mount Sinai Health System, and the Leadership Council for Memorial Sloan Kettering. Mr. Ostrover also serves on the investment committee of the Brunswick School. Mr. Ostrover received an M.B.A. from New York University Stern School of Business a B.A. in Economics from the University of Pennsylvania.
Marc S. Lipschultz
Mr. Lipschultz is Co- Chief Executive Officer of Blue Owl, a member of the firm’s Executive Committee and a member of the firm’s board of directors. Mr. Lipschultz also serves as Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Lipschultz co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Prior to co-founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR, serving on the firm’s Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, private credit and real assets. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. Mr. Lipschultz serves on the board of the Hess Corporation, and is actively involved in a variety of non-profit organizations, serving as a board member of the American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School,Stanford University Board of Trustees and the 92nd Street Y. Mr. Lipschultz received an M.B.A. with high distinction, Baker Scholar, from Harvard Business School and an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University.
Alexis Maged
Mr. Maged is Chief Credit Officer of Blue Owl’s Credit platform, a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of each of the Blue Owl Credit Advisers, and Vice President of each of the Blue Owl BDCs. Mr. Maged is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in January 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York-based provider of pet-themed products and technology, from September 2014 to November 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating

Officer of the investment bank’s Global Credit Finance businesses, Co-Chair of the Credit Markets Capital Committee and a member of the Firm-wide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid-2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette ("DLJ"). Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received an M.B.A. from New York University Stern School of Business and a B.A. from Vassar College.
Erik Bissonnette
Mr. Bissonnette is a Managing Director of Blue Owl and is a member of the Adviser’s Technology Lending Investment Committee. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in 2018, Mr. Bissonnette was a Managing Director and Head of Technology Leveraged Finance at Capital Source from 2009 to 2017. Preceding Capital Source, Mr. Bissonnette was an Associate at ABS Capital Partners from 2007 to 2009. Prior to that, Mr. Bissonnette was an Associate at Wachovia Securities for four years, and Analyst at Banc of America Securities from 2001 to 2003. Mr. Bissonnette received a B.A. in Economics with a double major in English from Wake Forest University.
Pravin Vazirani
Mr. Vazirani is a Managing Director of Blue Owl and is a member of the Adviser’s Technology Lending Investment Committee. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in 2018, Mr. Vazirani was a partner with Menlo Ventures. While at Menlo Ventures Mr. Vazirani focused on investments in the SaaS, cloud and e-commerce sectors. Mr. Vazirani’s prior investments include Carbonite (IPO: CARB); Centrality Communications (acquired by SiR F Holdings); EdgeCast Networks (acquired by Verizon); Credant Technologies (acquired by Dell); Like.com (acquired by Google); and newScale (acquired by Cisco Systems). Mr. Vazirani started his career as an engineer working at the Jet Propulsion Laboratory. Later, Mr. Vazirani worked for Pacific Communication Sciences and ADC Telecommunications as a product manager. Mr. Vazirani received an M.B.A. from the Harvard University Graduate School of Business and B.S. and M.S. degrees in electrical engineering from MIT.
Jon ten Oever
Mr. ten Oever is a Managing Director of Blue Owl, serves as the Head of Technology Credit for each of the Blue Owl Credit Advisers and serves as a member of the Adviser’s Technology Lending Investment Committee. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in 2019, Mr. ten Oever was a Managing Director at Goldman Sachs & Co. from 2007 until 2019. At Goldman Sachs & Co., Mr. ten Oever held several positions in the Americas Financing Group’s Leveraged Finance Group, including leadership of the TMT and Healthcare verticals. Prior to working at Goldman Sachs, Mr. ten Oever was a Vice President at Credit Suisse Securities (USA) LLC, in the Media & Telecom Group from 2000 until 2007 and an attorney at Sullivan & Cromwell LLP from 1997 until 2000. Mr. ten Oever received a J.D. from Yale Law School and a B.A. from Huron College at the University of Western Ontario.
The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Technology Lending Investment Committee as of March 1, 2024 stated as one of the following dollar ranges: None; $1 – $10,000; $10,001 – $50,000; $50,001 – $100,000; or Over $100,000. For purposes of this Annual Report, the term “Fund Complex” is defined to include the Blue Owl BDCs.

Name	Dollar Range of Equity Securities in Blue Owl Technology Income Corp.(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Douglas I. Ostrover	—	over $100,000
Marc S. Lipschultz	—	over $100,000
Craig W. Packer	—	over $100,000
Alexis Maged	—	over $100,000
Erik Bissonnette	—	over $100,000
Pravin Vazirani	—	over $100,000
Jon ten Oever	—	over $100,000
________________
(1)Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the Exchange Act.
(2)The dollar range of equity securities of the Company beneficially owned by members of the Technology Lending Investment Committee, if applicable, is calculated by multiplying the current net offering price per share times the number of shares beneficially owned.
(3)The dollar range of equity securities in the Fund Complex beneficially owned by members of the Technology Lending Investment Committee of the Company, if applicable, is the sum of (1) the closing price per share of Blue Owl Capital Corporation’s common stock on March 1, 2024 multiplied by the number of shares of Blue Owl Capital Corporation’s common stock beneficially owned by the Technology Lending Investment Committee Member, (2) the current net asset value per share of Blue Owl Capital Corporation II’s common stock, multiplied by the number of shares of Blue Owl Capital Corporation II’s common stock beneficially owned by the Technology Lending Investment Committee Member, (3) the closing price per share of Blue Owl Capital Corporation III’s common stock on March 1, 2024, multiplied by the number of shares of Blue Owl Capital Corporation III’s common stock beneficially owned by the Technology Lending Investment Committee Member, (4) the current net offering price per share of Blue Owl Credit Income Corp.’s common stock beneficially owned by the Technology Lending Investment Committee Member, (5) the current net asset value per share of Blue Owl Technology Finance Corp.’s common stock, multiplied by the number of shares of Blue Owl Technology Finance Corp.’s common beneficially owned by the Technology Lending Investment Committee Member, (6) the current net asset value per share of Blue Owl Technology Finance Corp. II’s common stock, multiplied by the number of shares of Blue Owl Technology Finance Corp.’s common stock II beneficially owned by the Technology Lending Investment Committee Member, and (7) the total dollar range of equity securities in the Company beneficially owned by the Technology Lending Investment Committee member.
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

		Annual Committee Chair Cash Retainer
Assets Under Management	Annual Cash Retainer	Chair of the Board	Audit	Committee Chair
$0 < $2.5 Billion	$150,000	$15,000	$10,000	$5,000
$2.5 Billion < $5 Billion	$175,000	$15,000	$10,000	$5,000
$5 Billion < $10 Billion	$200,000	$15,000	$10,000	$5,000
≥ $10 Billion	$250,000	$15,000	$10,000	$5,000
We also reimburse each of the directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out‑of‑pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.
The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2023:

Name of Director	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$175,462	$175,462	$1,465,462
Christopher M. Temple	$170,462	$170,462	$1,430,462
Eric Kaye	$165,462	$165,462	$1,395,462
Melissa Weiler	$160,462	$160,462	$1,360,462
Victor Woolridge	$160,462	$160,462	$1,360,462

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of March 1, 2024 the beneficial ownership as indicated in the Company’s books and records of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.
The percentage ownership is based on 199,306,406 shares of our common stock outstanding as of March 6, 2024. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Name and Address	Number of Shares Owned	Percentage of Class Outstanding
Interested Directors(1)
Craig W. Packer	None	—
Independent Directors(1)
Edward D'Alelio	None	—
Eric Kaye	None	—
Christopher M. Temple	None	—
Melissa Weiler	None	—
Victor Woolridge	None	—
Executive Officers(1)
Karen Hager	None	—
Bryan Cole	None	—
Neena Reddy	None	—
Matthew Swatt	None	—
Shari Withem	None	—
Jennifer McMillon	None	—
All officers and directors as a group (13 persons)	None	—
________________
(1)The address for all of the Company’s officers and directors is c/o Blue Owl Technology Advisors II LLC, 399 Park Avenue, 37th Floor, New York, NY 10022.

Dollar Range of Equity Securities Beneficially Owned by Directors
The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of March 1, 2024 stated as one of the following dollar ranges: None; $1‑$10,000; $10,001‑ $50,000; $50,001‑$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Capital Corporation III, Blue Owl Core Income Corp., Blue Owl Technology Finance Corp., and Blue Owl Technology Finance Corp. II.

Name of Director	Dollar Range of Equity Securities in Blue Owl Technology Income Corp.(1)(2)(3)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)(4)
Interested Directors
Craig W. Packer	None	over $100,000
Independent Directors
Edward D'Alelio	None	over $100,000
Eric Kaye	None	over $100,000
Christopher M. Temple	None	over $100,000
Melissa Weiler	None	over $100,000
Victor Woolridge	None	over $100,000
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

(4)The dollar range of equity securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (1) the closing price per share of Blue Owl Capital Corporation’s common stock on March 1, 2024, multiplied by the number of shares of Blue Owl Capital Corporation’s common stock beneficially owned by the director, (2) the current net asset value per share of Blue Owl Capital Corporation II’s common stock, multiplied by the number of shares of Blue Owl Capital Corporation II’s common stock beneficially owned by the director, (3) the closing price per share of Blue Owl Capital Corporation III’s common stock on March 1, 2024, multiplied by the number of shares of Blue Owl Capital Corporation III’s common stock beneficially owned by the director, (4) the current net offering price per share of Blue Owl Credit Income Corp.’s common stock beneficially owned by director, (5) the current net asset value per share of Blue Owl Technology Finance Corp.’s common stock, multiplied by the number of shares of Blue Owl Technology Finance Corp.’s common beneficially owned by the director, (6) the current net asset value per share of Blue Owl Technology Finance Corp. II’s common stock, multiplied by the number of shares of Blue Owl Technology Finance Corp.’s common stock II beneficially owned by the director, and (7) the total dollar range of equity securities in the Company beneficially owned by the director.
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
Our executive officers, certain of our directors and certain other finance professionals of Blue Owl also serve as executives of the Blue Owl Credit Advisers, and officers and directors of the Company and certain professionals of Blue Owl and the Adviser are officers of Blue Owl Securities LLC. In addition, our executive officers and directors and the members of the Adviser and members of its Technology Lending Investment Committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Blue Owl Credit Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objectives similar to our investment objectives.
At times, we may compete with the Blue Owl Credit Clients, for capital and investment opportunities. As a result, we may not be given the opportunity to participate or participate fully in certain investments made by the Blue Owl Credit Clients. This can create a potential conflict when allocating investment opportunities among us and such other Blue Owl Credit Clients. An investment opportunity that is suitable for multiple clients of the Adviser and its affiliates may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, in order for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Blue Owl Credit Advisers have put in place an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business.”
Allocation of Investment Opportunities
The Blue Owl Credit Advisers intend to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with its investment allocation policy, so that no client of the Adviser or its affiliates is disadvantaged in relation to any other client of the Adviser or its affiliates, taking into account such factors as the relative amounts of capital available for new investments, cash on hand, existing commitments and reserves, the investment programs and portfolio positions of the participating investment accounts, the clients for which participation is appropriate, targeted leverage level, targeted asset mix and any other factors deemed appropriate. The Blue Owl Credit Advisers intend to allocate common expenses among us and other clients of the Adviser and its affiliates in a manner that is fair and equitable over time or in such other manner as may be required by applicable law or the Investment Advisory Agreement. Fees and expenses generated in connection with potential portfolio investments that are not consummated will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Blue Owl Credit Advisers and the Investment Advisory Agreement.
The Blue Owl Credit Advisers have put in place an investment allocation policy that seeks to ensure the equitable allocation of investment opportunities and addresses the co-investment restrictions set forth under the 1940 Act. When we engage in co-investments as permitted by the exemptive relief described below, we will do so in a manner consistent with the Blue Owl Credit Advisers’ investment allocation policy.
In situations where co-investment with other entities managed by the Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, a committee comprised of certain executive officers of the Blue Owl Credit Advisers (including executive officers of the Adviser) along with other officers and employees, will need to decide whether we or such other entity or entities will proceed with the investment. The allocation committee will make these determinations based on the Blue Owl Credit Advisers’ investment allocation policy, which generally requires that such opportunities be offered to eligible accounts in a manner that will be fair and equitable over time.
The Blue Owl Credit Advisers’ investment allocation policy is designed to manage the potential conflicts of interest between the Adviser’s fiduciary obligations to us and its or its affiliates’ similar fiduciary obligations to other clients, including the Blue Owl Credit Clients; however, there can be no assurance that the Blue Owl Credit Advisers’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.
The allocation of investment opportunities among us and any of the other investment funds sponsored or accounts managed by the Adviser or its affiliates may not always, and often will not, be proportional. In general, pursuant to the Blue Owl Credit Advisers’ investment allocation policy, the process for making an allocation determination includes an assessment as to whether a particular investment opportunity (including any follow-on investment in, or disposition from, an existing portfolio company held by us or another investment fund or account) is suitable for us or another investment fund or account including the Blue Owl Credit Clients. In making this assessment, the Adviser may consider a variety of factors, including, without limitation: the investment objectives, guidelines and strategies applicable to the investment fund or account; the nature of the investment, including its risk-return profile and expected holding period; portfolio diversification and concentration concerns; the liquidity needs of the investment fund or account; the ability of the investment fund or account to accommodate structural, timing and other aspects of the investment process; the life cycle of the investment fund or account; legal, tax and regulatory requirements and restrictions, including, as applicable, compliance with the 1940 Act (including requirements and restrictions pertaining to co-investment opportunities discussed below); compliance with existing agreements of the investment fund or account; the available capital of the investment fund or account; diversification requirements for BDCs or RICs; the gross asset value and net asset value of the investment fund or account; the current and targeted leverage levels for the investment fund or account; and portfolio construction considerations. The relevance of each of these criteria will vary from investment opportunity to investment opportunity. In circumstances where the investment objectives of multiple investment funds or accounts regularly overlap, while the specific facts and circumstances of each allocation decision will be determinative, the Blue Owl Credit Advisers may afford prior decisions precedential value.
Pursuant to the Blue Owl Credit Advisers’ investment allocation policy, if, through the foregoing analysis, it is determined that an investment opportunity is appropriate for multiple investment funds or accounts, the Blue Owl Credit Advisers generally will determine the appropriate size of the opportunity for each such investment fund or account. If an investment opportunity falls within the mandate of two or more investment funds or accounts, and there are no restrictions on such funds or accounts investing with each other, then each investment fund or account will receive the amount of the investment that it is seeking, as determined based on the criteria set forth above.
Certain allocations may be more advantageous to us relative to one or all of the other investment funds, or vice versa. While the Blue Owl Credit Advisers will seek to allocate investment opportunities in a way that it believes in good faith is fair and equitable over time, there can be no assurance that our actual allocation of an investment opportunity, if any, or terms on which the allocation is made, will be as favorable as they would be if the conflicts of interest to which the Adviser may be subject did not exist.
Exemptive Relief
We rely on an order for exemptive relief (as amended, the "Order") that has been granted by the SEC to OCA and its affiliates to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ investment allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio other Blue Owl BDCs and/or other funds established by the Blue Owl Credit Advisers that could avail themselves of the exemptive relief and that have an investment objective similar to ours.
Review, Approval or Ratification of Transactions with Related Persons

The Audit Committee is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).
License Agreement
We have entered into a license agreement (the “License Agreement”), pursuant to which an affiliate of Blue Owl has granted us a non‑exclusive license to use the name “Blue Owl.” Under the License Agreement, we have a right to use the Blue Owl name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Blue Owl” name or logo.
Material Non‑Public Information
Our senior management, members of the Adviser’s Technology Lending Investment Committee and other investment professionals from the Adviser may serve as directors of, or in a similar capacity with, companies in which we invest or in which we are considering making an investment. Through these and other relationships with a company, these individuals may obtain material non‑public information that might restrict our ability to buy or sell the securities of such company under the policies of the company or applicable law.
Director Independence
Pursuant to our certificate of incorporation, a majority of the Board will at all times consist of directors who are not “interested persons” of us, of the Adviser, or of any of our or its respective affiliates, as defined in the 1940 Act. We refer to these directors as our “Independent Directors.”
Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that each of Messrs. Kaye, Temple, D’Alelio and Woolridge and Ms. Weiler are independent, has no material relationship with the Company, and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Mr. Packer is considered an "interested person" (as defined in the 1940 Act) of the Company since he is employed by the Adviser.
Item 14. Principal Accounting Fees and Services.
KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2023. KPMG LLP acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2023, 2022 and 2021.
Fees
Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2023:

	For the Fiscal Year Ended December 31, 2023	For the Fiscal Year Ended December 31, 2022
Audit Fees(1)	$355,500	$297,750
Audit-Related Fees(2)	—	—
Tax Fees(3)	83,250	61,250
All Other Fees(4)	—	—
Total Fees	$438,750	$359,000
________________
(1)"Audit Fees" are fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of interim financial statements or services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.
(2)"Audit-Related Fees" are fees billed for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported under "Audit Fees."
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

3.2	Third Amended and Restated Bylaws, dated November 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 9, 2023).
4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Company’s Prospectus, filed on December 15, 2023).
4.2*	Description of Registrant's Securities.
10.1
Investment Advisory Agreement by and between the Company and ORTA II (incorporated by reference to Exhibit (g)(2) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2, filed on January 7, 2022).

10.2
Administration Agreement by and between the Company and ORTA II (incorporated by reference to Exhibit (k)(10) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2, filed on January 7, 2022).

10.3	Form of Custodian Agreement (incorporated by reference to Exhibit (j) to the Company’s Registration Statement on Form N-2, filed on October 6, 2021).
10.4	Dealer Manager Agreement (incorporated by reference to Exhibit (h)(1) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2, filed on January 7, 2022).
10.5	License Agreement (incorporated by reference to Exhibit (k)(2) to the Company’s Registration Statement on Form N-2, filed on October 6, 2021).
10.6	Escrow Agreement (incorporated by reference to Exhibit (k)(3) to the Company’s Registration Statement on Form N-2, filed on February 9, 2022).

10.7	Form of Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to the Company’s Registration Statement on Form N-2, filed on February 9, 2022).
10.8
Form of Expense Support and Conditional Reimbursement Agreement by and among the Company and ORTA II (incorporated by reference to Exhibit (k)(12) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2, filed on January 7, 2022).

10.9	Expense Deferral Agreement, dated March 23, 2022, between the Company and ORTA II (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed on March 25, 2022).
10.10
Senior Secured Credit Agreement, dated as of May 2, 2022, between Owl Rock Technology Income Corp., the Lenders and Issuing Banks party thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 4, 2022).

10.11
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

10.12
Sale and Contribution Agreement between Owl Rock Technology Income Corp., as Seller, and Tech Income Funding I LLC, as Purchaser, dated as of May 6, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2022).

10.13
Credit Agreement, dated as of April 27, 2022, by and among Tech Income Funding I LLC, as Borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 11, 2022).

10.14*	Amendment No. 1 to the Expense Deferral Agreement, dated May 9, 2023, between the Company and Owl Rock Technology Advisors II LLC.
10.15
Credit and Security Agreement, dated as of May 31, 2023, among Tech Income Funding II LLC, as Borrower, Owl Rock Technology Income Corp., as Collateral Manager and Equityholder, Citibank, N.A., as Administrative Agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 5, 2023).

10.16
Sale and Contribution Agreement, dated as of May 31, 2023 between Owl Rock Technology Income Corp., as Seller, and Tech Income Funding II LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on June 5, 2023).

10.17
License Agreement, dated as of July 6, 2023, between Blue Owl Technology Income Corp. and Blue Owl Capital Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 6, 2023).

10.18
Master Note Purchase Agreement, dated July 6, 2023, between Blue Owl Technology Income Corp. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 7, 2023).

10.19
Amendment No. 1 to the Credit and Margining Agreement, dated as of July 31, 2023 by and among Tech Income Funding I LLC, as Borrower, the Lenders referred to therein, Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 3, 2023).

10.20*
First Amendment to Senior Secured Credit Agreement, dated as of October 23, 2023, between Blue Owl Technology Income Corp., the Lenders and Issuing Banks party thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent.

10.21
Master Note Purchase Agreement, dated December 6, 2023, between Blue Owl Technology Income Corp. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 12, 2023).

10.22	Amended and Restated Multi-Class Plan (incorporated by reference to Exhibit (k)(25) the Company’s Registration Statement on Form N-2, filed on December 15, 2023).
10.23
Note Purchase Agreement, dated December 20, 2023, between Blue Owl Technology Income Corp. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2023).

14.1*	Code of Ethics
21.1*	List of Subsidiaries

24	Power of Attorney (included on the signature page hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________
* Filed herewith.
** Furnished herewith.

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Technology Income Corp.

Date: March 6, 2024	By:	/s/ Bryan Cole
Bryan Cole Chief Financial Officer and Chief Operating Officer

Each person whose signature appears below constitutes and appoints Craig W. Packer and Bryan Cole, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2023, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 6, 2024.

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