Form 10-Q
period 2024-03-31
Blue Owl Technology Income Corp.
filed 2024-05-09
CIK 1869453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended March 31, 2024
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

As of May 9, 2024, the registrant had 50,053,716, 1,334,023 and 174,078,861 shares of Class S, Class D and Class I common stock, $0.01, par value per share, outstanding, respectively.

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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Blue Owl Technology Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value
Non-controlled, non affiliated investments (amortized cost of $3,737,133 and $3,212,270, respectively)	$3,765,286	$3,233,740
Non-controlled, affiliated investments (amortized cost of $12,116 and $12,358, respectively)	12,898	13,001
Total investments at fair value (amortized cost of $3,749,249 and $3,224,628, respectively)	3,778,184	3,246,741
Cash	48,265	47,861
Interest receivable	36,357	31,525
Due from Adviser	—	37
Prepaid expenses and other assets	2,204	1,257
Total Assets	$3,865,010	$3,327,421
Liabilities
Debt (net of unamortized debt issuance costs of $20,869 and $16,760, respectively)	$1,550,377	$1,349,650
Distribution payable	21,324	16,870
Tender offer payable	15,208	40,291
Management fee payable	2,095	1,836
Incentive fee payable	10,987	9,617
Payable for investments purchased	83,961	14,874
Due to Adviser	2,627	963
Accrued expenses and other liabilities	19,206	11,717
Total Liabilities	1,705,785	1,445,818
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 46,477,934 and 40,514,803 issued and outstanding, respectively	465	405
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 1,312,166 and 2,571,718 issued and outstanding, respectively	13	26
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 159,099,190 and 138,158,948 shares issued and outstanding, respectively	1,591	1,382
Additional paid-in-capital	2,089,400	1,823,264
Accumulated undistributed (overdistributed) earnings	67,756	56,526
Total Net Assets	2,159,225	1,881,603
Total Liabilities and Net Assets	$3,865,010	$3,327,421
Net Asset Value Per Class S Share	$10.44	$10.38
Net Asset Value Per Class D Share	$10.44	$10.38
Net Asset Value Per Class I Share	$10.44	$10.38
____________________________________________________________________________________________________________

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023(1)
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$92,605	$47,894
PIK interest income	5,316	3,454
PIK dividend income	3,855	8,014
Dividend income	2,475	—
Other income	1,675	600
Total investment income from non-controlled, non-affiliated investments	105,926	59,962
Investment income from non-controlled, affiliated investments:
Dividend income	10	—
Total investment income from non-controlled, affiliated investments	10	—
Total Investment Income	105,936	59,962
Operating Expenses
Offering costs	906	—
Interest expense	33,011	19,398
Management fees	6,014	3,214
Capital gains incentive fees	1,042	—
Performance based incentive fees	7,651	4,629
Professional fees	1,647	—
Directors' fees	367	—
Shareholder servicing fees	990	323
Other general and administrative	1,794	—
Total Operating Expenses	53,422	27,564
Net Investment Income (Loss) Before Taxes	52,514	32,398
Income tax expense (benefit), including excise tax expense (benefit)	—	—
Net Investment Income (Loss) After Taxes	$52,514	$32,398

Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$9,489	$9,143
Non-controlled, affiliated investments	139	—
Translation of assets and liabilities in foreign currencies	(1,299)	(21)
Total Net Change in Unrealized Gain (Loss)	8,329	9,122
Net realized gain (loss):
Non-controlled, non-affiliated investments	—	(2)
Foreign currency transactions	4	2
Total Net Realized Gain (Loss)	4	—
Total Net Realized and Change in Unrealized Gain (Loss)	8,333	9,122
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$60,847	$41,520

Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$13,014	$5,214
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock	$401	$117
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$47,432	$36,189

Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.29	$0.35
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	44,573,012	15,025,092
Earnings Per Share - Basic and Diluted of Class D Common Stock	$0.30	$0.31
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	1,319,609	379,914
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.31	$0.38
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	151,940,426	94,612,970

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Non-controlled/non-affiliated portfolio company investments
Debt Investments(6)
Aerospace & Defense
Bleriot US Bidco Inc.(8)(14)	First lien senior secured loan	S +	4.00%	10/2028	$6,799	$6,769	$6,821	0.3%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)(14)	First lien senior secured loan	S +	3.50%	08/2028	4,320	4,317	4,324	0.2%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)(14)	First lien senior secured loan	S +	3.50%	08/2028	1,665	1,664	1,667	0.1%
ManTech International Corporation(8)	First lien senior secured loan	S +	5.75%	09/2029	42,088	41,384	42,088	1.9%
ManTech International Corporation(8)(16)(18)	First lien senior secured delayed draw term loan	S +	5.75%	09/2024	3,675	3,560	3,675	0.2%
ManTech International Corporation(16)(17)	First lien senior secured revolving loan	S +	5.75%	09/2028	—	(83)	—	—%
Peraton Corp.(7)(14)	First lien senior secured loan	S +	3.75%	02/2028	3,053	3,040	3,047	0.1%
						60,651	61,622	2.9%
Application Software
Anaplan, Inc.(8)	First lien senior secured loan	S +	6.50%	06/2029	90,055	89,322	90,050	4.2%
Anaplan, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.50%	06/2028	—	(46)	—	—%
Armstrong Bidco Limited(11)(21)	First lien senior secured GBP term loan	SA +	5.25%	06/2029	£26,570	32,033	33,313	1.5%
Armstrong Bidco Limited(11)(21)	First lien senior secured GBP delayed draw term loan	SA +	5.25%	06/2029	£13,863	16,714	17,381	0.8%
Avalara, Inc.(8)	First lien senior secured loan	S +	7.25%	10/2028	22,727	22,449	22,726	1.1%
Avalara, Inc.(16)(17)	First lien senior secured revolving loan	S +	7.25%	10/2028	—	(26)	—	—%
Boxer Parent Company Inc. (f/k/a BMC)(7)(14)	First lien senior secured loan	S +	4.25%	12/2028	18,953	18,811	19,060	0.9%
Central Parent Inc. (dba CDK Global Inc.)(8)(14)	First lien senior secured loan	S +	4.00%	07/2029	39,700	39,604	39,803	1.8%
Community Brands ParentCo, LLC(7)	First lien senior secured loan	S +	5.50%	02/2028	6,248	6,159	6,201	0.3%
Community Brands ParentCo, LLC(16)(17)	First lien senior secured revolving loan	S +	5.50%	02/2028	—	(5)	(3)	—%
Coupa Holdings, LLC(8)	First lien senior secured loan	S +	7.50%	02/2030	785	768	779	—%
Coupa Holdings, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	7.50%	08/2024	—	(1)	—	—%
Coupa Holdings, LLC(16)(17)	First lien senior secured revolving loan	S +	7.50%	02/2029	—	(1)	—	—%
Fullsteam Operations, LLC(8)	First lien senior secured loan	S +	8.25%	11/2029	662	643	662	—%
Fullsteam Operations, LLC(8)(16)(18)	First lien senior secured delayed draw term loan	S +	8.25%	05/2025	131	126	131	—%

Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Fullsteam Operations, LLC(8)(16)(18)	First lien senior secured delayed draw term loan	S +	8.25%	11/2025	26	24	26	—%
Fullsteam Operations, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	7.00%	08/2025	—	(3)	(3)	—%
Fullsteam Operations, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	7.00%	02/2026	—	(1)	(1)	—%
Fullsteam Operations, LLC(16)(17)	First lien senior secured revolving loan	S +	8.25%	11/2029	—	(1)	—	—%
Granicus, Inc.(7)	First lien senior secured loan	S +	5.75% (2.25% PIK)	01/2031	11,620	11,506	11,504	0.5%
Granicus, Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.75% (2.25% PIK)	01/2026	—	(8)	(9)	—%
Granicus, Inc.(16)(17)	First lien senior secured revolving loan	S +	5.25%	01/2031	—	(16)	(16)	—%
Grayshift, LLC(7)(21)	First lien senior secured loan	S +	8.00%	07/2028	53,247	52,841	52,848	2.4%
Grayshift, LLC(7)(21)	First lien senior secured loan	S +	8.00%	07/2028	22,063	21,765	21,898	1.0%
Grayshift, LLC(16)(17)(21)	First lien senior secured revolving loan	S +	8.00%	07/2028	—	(41)	(44)	—%
Motus Group, LLC(8)	Second lien senior secured loan	S +	6.50%	12/2029	16,557	16,427	16,391	0.8%
Perforce Software, Inc.(7)	First lien senior secured loan	S +	4.50%	07/2026	14,738	14,522	14,738	0.7%
Perforce Software, Inc.(7)	First lien senior secured loan	S +	4.75%	03/2031	5,000	4,975	5,000	0.2%
Quartz Acquireco, LLC (dba Qualtrics)(8)(14)	First lien senior secured loan	S +	3.50%	06/2030	9,962	9,912	9,975	0.5%
Zendesk, Inc.(8)	First lien senior secured loan	S +	6.25%	11/2028	60,058	59,100	59,758	2.8%
Zendesk, Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.25%	11/2024	—	(421)	—	—%
Zendesk, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.25%	11/2028	—	(93)	(30)	—%
						417,038	422,138	19.6%
Banks
Finastra USA, Inc.(9)(21)	First lien senior secured loan	S +	7.25%	09/2029	60,413	59,812	60,111	2.8%
Finastra USA, Inc.(7)(16)(21)	First lien senior secured revolving loan	S +	7.25%	09/2029	1,161	1,098	1,130	0.1%
						60,910	61,241	2.8%
Beverages
Innovation Ventures HoldCo, LLC(7)	First lien senior secured loan	S +	6.25%	03/2027	50,000	49,406	49,625	2.3%
Building Products
EET Buyer, Inc. (dba e-Emphasys)(8)	First lien senior secured loan	S +	6.50%	11/2027	5,131	5,067	5,131	0.2%
EET Buyer, Inc. (dba e-Emphasys)(8)(16)	First lien senior secured revolving loan	S +	6.50%	11/2027	86	81	86	—%

Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
SRS Distribution, Inc.(7)(14)	First lien senior secured loan	S +	3.50%	06/2028	4,962	4,918	4,992	0.2%
						10,066	10,209	0.5%
Buildings & Real Estate
Associations, Inc.(8)	First lien senior secured loan	S +	6.50% (2.50% PIK)	07/2027	21,120	20,938	21,120	1.0%
Commercial Services & Supplies
Access CIG, LLC(7)(14)	First lien senior secured loan	S +	5.00%	08/2028	14,937	14,677	14,934	0.7%
Charter NEX US, Inc.(7)(14)	First lien senior secured loan	S +	3.50%	12/2027	9,949	9,949	9,964	0.5%
Denali BuyerCo, LLC (dba Summit Companies)(8)	First lien senior secured loan	S +	5.50%	09/2028	41,713	40,983	41,713	1.9%
SimpliSafe Holding Corporation(7)	First lien senior secured loan	S +	6.25%	05/2028	60,648	59,800	60,497	2.8%
SimpliSafe Holding Corporation(7)(16)(18)	First lien senior secured delayed draw term loan	S +	6.25%	05/2024	2,042	1,971	2,037	0.1%
						127,380	129,145	6.0%
Construction & Engineering
Dodge Construction Network LLC(8)	First lien senior secured loan	S +	4.75%	02/2029	12,281	12,140	9,948	0.5%
Engineered Machinery Holdings, Inc. (dba Duravant)(8)(14)	First lien senior secured loan	S +	3.75%	05/2028	16,926	16,832	16,855	0.8%
						28,972	26,803	1.2%
Containers & Packaging
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(7)(14)	First lien senior secured loan	S +	4.00%	01/2027	7,500	7,482	7,503	0.3%
Five Star Lower Holding LLC(8)(14)	First lien senior secured loan	S +	4.25%	05/2029	21,547	21,296	21,325	1.0%
Pro Mach Group, Inc.(7)(14)	First lien senior secured loan	S +	3.75%	08/2028	5,000	5,000	5,015	0.2%
Tricorbraun Holdings, Inc.(7)(14)	First lien senior secured loan	S +	3.25%	03/2028	9,975	9,920	9,850	0.5%
						43,698	43,693	2.0%
Diversified Consumer Services
Icefall Parent, Inc. (dba EngageSmart)(8)	First lien senior secured loan	S +	6.50%	01/2030	20,543	20,141	20,133	0.9%
Icefall Parent, Inc. (dba EngageSmart)(16)(17)	First lien senior secured revolving loan	S +	6.50%	01/2030	—	(38)	(39)	—%
Learning Care Group (US) No. 2 Inc.(8)(14)	First lien senior secured loan	S +	4.75%	08/2028	7,463	7,362	7,461	0.3%
Litera Bidco LLC(7)	First lien senior secured loan	S +	6.00%	05/2026	20,207	20,067	20,207	0.9%
Polaris Purchaser, Inc. (dba Plusgrade)(8)(21)	First lien senior secured loan	S +	4.50%	03/2031	15,000	14,853	14,850	0.7%
Sophia, L.P.(7)(14)	First lien senior secured loan	S +	3.50%	10/2029	24,850	24,819	24,944	1.2%
						87,204	87,556	4.1%

Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Diversified Financial Services
Blackhawk Network Holdings, Inc.(7)(14)	First lien senior secured loan	S +	5.00%	03/2029	90,000	88,201	90,054	4.2%
BTRS Holdings Inc. (dba Billtrust)(8)	First lien senior secured loan	S +	8.00%	12/2028	2,309	2,250	2,280	0.1%
BTRS Holdings Inc. (dba Billtrust)(8)(16)(18)	First lien senior secured delayed draw term loan	S +	8.00%	12/2024	120	120	117	—%
BTRS Holdings Inc. (dba Billtrust)(8)(16)	First lien senior secured revolving loan	S +	7.25%	12/2028	123	117	120	—%
Computer Services, Inc. (dba CSI)(8)	First lien senior secured loan	S +	5.25%	11/2029	38,995	38,546	38,899	1.8%
Computer Services, Inc. (dba CSI)(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.25%	02/2026	—	(56)	—	—%
Deerfield Dakota Holdings(8)(14)	First lien senior secured loan	S +	3.75%	04/2027	10,158	10,009	10,103	0.5%
Ministry Brands Holdings, LLC(7)	First lien senior secured loan	S +	5.50%	12/2028	19,052	18,767	18,671	0.9%
Ministry Brands Holdings, LLC(7)(16)	First lien senior secured revolving loan	S +	5.50%	12/2027	169	148	136	—%
Smarsh Inc.(8)	First lien senior secured loan	S +	5.75%	02/2029	26,667	26,463	26,667	1.2%
Smarsh Inc.(8)(16)(18)	First lien senior secured delayed draw term loan	S +	5.75%	02/2025	3,333	3,284	3,333	0.2%
Smarsh Inc.(7)(16)	First lien senior secured revolving loan	S +	5.75%	02/2029	107	105	107	—%
						187,954	190,487	8.8%
Diversified Telecommunication Services
Level 3 Financing, Inc.(8)(14)(21)	First lien senior secured loan	S +	1.75%	03/2027	4,300	4,300	4,261	0.2%
Level 3 Financing, Inc.(8)(21)	First lien senior secured loan	S +	6.56%	03/2027	1,466	1,466	1,466	0.1%
Level 3 Financing, Inc.(8)(21)	First lien senior secured loan	S +	6.56%	03/2027	1,466	1,466	1,466	0.1%
						7,232	7,193	0.3%
Energy Equipment & Services
Fleet U.S. Bidco Inc. (dba Argus Media)(7)(21)	First lien senior secured loan	S +	3.25%	02/2031	2,500	2,488	2,500	0.1%
USIC Holdings, Inc.(8)(14)	First lien senior secured loan	S +	3.50%	05/2028	9,974	9,831	9,947	0.5%
						12,319	12,447	0.6%
Food & Staples Retailing
Circana Group, L.P. (fka The NPD Group, L.P.)(8)	First lien senior secured loan	S +	6.25% (2.75% PIK)	12/2028	145,700	143,397	144,972	6.7%
Circana Group, L.P. (fka The NPD Group, L.P.)(7)(16)	First lien senior secured revolving loan	S +	5.75%	12/2027	5,074	4,950	5,028	0.2%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(7)(14)	First lien senior secured loan	S +	4.00%	02/2031	10,000	9,621	10,011	0.5%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(8)(16)	First lien senior secured revolving loan	S +	4.50%	02/2029	229	180	229	—%
						158,148	160,240	7.4%

Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Health Care Technology
Athenahealth Group Inc.(7)(14)	First lien senior secured loan	S +	3.25%	02/2029	20,672	19,806	20,449	0.9%
Color Intermediate, LLC (dba ClaimsXten)(8)	First lien senior secured loan	S +	5.50%	10/2029	39,130	38,471	38,738	1.8%
Cotiviti, Inc.(8)(14)	First lien senior secured loan	S +	3.25%	03/2031	25,000	24,875	24,958	1.2%
Ensemble RCM, LLC(8)(14)	First lien senior secured loan	S +	3.00%	08/2029	7,500	7,464	7,513	0.3%
GI Ranger Intermediate, LLC (dba Rectangle Health)(8)(18)	First lien senior secured delayed draw term loan	S +	6.00%	03/2024	4,216	4,151	4,153	0.2%
GHX Ultimate Parent Corporation (dba Global Healthcare Exchange)(8)	First lien senior secured loan	S +	4.00%	06/2027	16,147	16,127	16,228	0.8%
Greenway Health, LLC(9)	First lien senior secured loan	S +	6.75%	04/2029	4,700	4,565	4,594	0.2%
Hyland Software, Inc.(7)	First lien senior secured loan	S +	6.00%	09/2030	40,388	39,815	39,783	1.8%
Hyland Software, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.00%	09/2029	—	(26)	(29)	—%
Iconic IMO Merger Sub, Inc.(9)	First lien senior secured loan	S +	6.00%	05/2029	20,533	20,208	20,431	0.9%
Iconic IMO Merger Sub, Inc.(9)(16)(18)	First lien senior secured delayed draw term loan	S +	6.00%	05/2024	2,053	1,999	2,043	0.1%
Iconic IMO Merger Sub, Inc.(8)(16)	First lien senior secured revolving loan	S +	6.00%	05/2028	397	363	385	—%
Imprivata, Inc.(8)	First lien senior secured loan	S +	4.25%	12/2027	20,669	20,669	20,669	1.0%
Imprivata, Inc.(8)	Second lien senior secured loan	S +	6.25%	12/2028	17,648	17,472	17,648	0.8%
Indikami Bidco, LLC (dba IntegriChain)(7)	First lien senior secured loan	S +	6.50% (2.50% PIK)	12/2030	25,679	25,118	25,294	1.2%
Indikami Bidco, LLC (dba IntegriChain)(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.00%	12/2025	—	(35)	—	—%
Indikami Bidco, LLC (dba IntegriChain)(7)(16)	First lien senior secured revolving loan	S +	6.00%	06/2030	641	572	593	—%
Inovalon Holdings, Inc.(8)	First lien senior secured loan	S +	6.25% (2.75% PIK)	11/2028	13,419	13,191	13,251	0.6%
Inovalon Holdings, Inc.(8)(16)(18)	First lien senior secured delayed draw term loan	S +	6.25% (2.75% PIK)	05/2024	632	613	624	—%
Inovalon Holdings, Inc.(8)	Second lien senior secured loan	S +	10.50% PIK	11/2033	47,790	47,264	47,313	2.2%
Interoperability Bidco, Inc. (dba Lyniate)(8)	First lien senior secured loan	S +	7.00%	12/2026	28,122	28,010	27,559	1.3%
Interoperability Bidco, Inc. (dba Lyniate)(8)(16)	First lien senior secured revolving loan	S +	7.00%	12/2024	496	494	470	—%
Neptune Holdings, Inc. (dba NexTech)(9)	First lien senior secured loan	S +	6.00%	08/2030	30,805	30,079	30,189	1.4%
Neptune Holdings, Inc. (dba NexTech)(16)(17)	First lien senior secured revolving loan	S +	6.00%	08/2029	—	(94)	(82)	—%

Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Project Ruby Ultimate Parent Corp. (dba Wellsky)(7)(14)	First lien senior secured loan	S +	3.50%	03/2028	25,000	24,880	25,000	1.2%
Waystar Technologies, Inc. (F/K/A Navicure, Inc.)(7)(14)	First lien senior secured loan	S +	4.00%	10/2029	10,000	9,988	10,015	0.5%
Zelis Cost Management Buyer, Inc.(7)(14)	First lien senior secured loan	S +	2.75%	09/2029	10,000	9,952	9,994	0.5%
						405,991	407,783	18.9%
Health Care Equipment & Supplies
Confluent Medical Technologies, Inc.(8)	First lien senior secured loan	S +	3.75%	02/2029	15,000	14,866	15,000	0.7%
Medline Borrower, LP(7)(14)	First lien senior secured loan	S +	2.75%	10/2028	22,935	22,935	22,985	1.1%
Packaging Coordinators Midco, Inc.(8)(14)	First lien senior secured loan	S +	3.50%	11/2027	4,987	4,963	4,994	0.2%
PerkinElmer U.S. LLC(7)	First lien senior secured loan	S +	6.75%	03/2029	11,332	11,135	11,332	0.5%
PerkinElmer U.S. LLC(7)	First lien senior secured loan	S +	5.75%	03/2029	27,674	27,412	27,535	1.3%
Resonetics, LLC(8)(14)	First lien senior secured loan	S +	4.00%	04/2028	7,225	7,157	7,231	0.3%
						88,468	89,077	4.1%
Health Care Providers & Services
Covetrus, Inc.(8)	Second lien senior secured loan	S +	9.25%	10/2030	25,000	24,547	25,000	1.2%
Engage Debtco Limited(8)(21)	First lien senior secured loan	S +	5.75% (2.25% PIK)	07/2029	12,660	12,410	12,439	0.6%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(9)	First lien senior secured loan	S +	6.25%	12/2029	43,269	42,445	42,620	2.0%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(16)(17)	First lien senior secured revolving loan	S +	6.25%	12/2029	—	(110)	(88)	—%
OneOncology LLC(8)	First lien senior secured loan	S +	6.25%	06/2030	14,214	14,018	14,214	0.7%
OneOncology LLC(8)(16)(18)	First lien senior secured delayed draw term loan	S +	6.25%	12/2024	1,857	1,805	1,857	0.1%
OneOncology LLC(16)(17)	First lien senior secured revolving loan	S +	6.25%	06/2029	—	(37)	—	—%
PetVet Care Centers, LLC(7)	First lien senior secured loan	S +	6.00%	11/2030	39,152	38,775	38,956	1.8%
PetVet Care Centers, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(24)	—	—%
PetVet Care Centers, LLC(16)(17)	First lien senior secured revolving loan	S +	6.00%	11/2029	—	(54)	(27)	—%
Plasma Buyer LLC (dba PathGroup)(8)	First lien senior secured loan	S +	5.75%	05/2029	16,761	16,496	16,468	0.8%
Plasma Buyer LLC (dba PathGroup)(8)(16)(18)	First lien senior secured delayed draw term loan	S +	5.75%	09/2025	126	120	120	—%
Plasma Buyer LLC (dba PathGroup)(8)(16)	First lien senior secured revolving loan	S +	5.75%	05/2028	1,134	1,109	1,101	0.1%
TC Holdings, LLC (dba TrialCard)(8)	First lien senior secured loan	S +	5.00%	04/2027	8,772	8,715	8,772	0.4%

Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
TC Holdings, LLC (dba TrialCard)(16)(17)	First lien senior secured revolving loan	S +	5.00%	04/2027	—	(7)	—	—%
						160,208	161,432	7.5%
Industrial Conglomerates
Aptean Acquiror, Inc. (dba Aptean)(8)	First lien senior secured loan	S +	5.25%	01/2031	31,411	31,102	31,097	1.4%
Aptean Acquiror, Inc. (dba Aptean)(8)(16)(18)	First lien senior secured delayed draw term loan	S +	5.25%	01/2026	276	247	246	—%
Aptean Acquiror, Inc. (dba Aptean)(16)(17)	First lien senior secured revolving loan	S +	5.25%	01/2031	—	(28)	(29)	—%
						31,321	31,314	1.5%
Insurance
Acrisure, LLC(7)(14)(21)	First lien senior secured loan	S +	4.50%	12/2030	10,918	10,813	10,945	0.5%
Asurion, LLC(7)(14)	First lien senior secured loan	S +	3.25%	12/2026	15,341	14,681	15,007	0.7%
Asurion, LLC(7)(14)	First lien senior secured loan	S +	4.25%	08/2028	2,992	2,971	2,884	0.1%
Asurion, LLC(7)(14)	Second lien senior secured loan	S +	5.25%	01/2029	29,332	27,703	26,129	1.2%
AmeriLife Holdings LLC(8)	First lien senior secured loan	S +	5.75%	08/2029	17,955	17,656	17,910	0.8%
AmeriLife Holdings LLC(9)(18)	First lien senior secured delayed draw term loan	S +	5.75%	09/2024	4,502	4,429	4,491	0.2%
AmeriLife Holdings LLC(8)(16)(18)	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	376	338	376	—%
AmeriLife Holdings LLC(16)(17)	First lien senior secured revolving loan	S +	5.75%	08/2028	—	(33)	(6)	—%
Applied Systems, Inc.(8)(14)	First lien senior secured loan	S +	3.50%	02/2031	7,000	6,991	7,039	0.3%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(8)	First lien senior secured loan	S +	7.50%	03/2029	909	889	900	—%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(16)(17)	First lien senior secured revolving loan	S +	7.50%	03/2029	—	(2)	(1)	—%
Galway Borrower LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.00%	02/2026	—	(30)	(31)	—%
Galway Borrower LLC(8)(16)	First lien senior secured revolving loan	S +	5.25%	09/2028	127	119	119	—%
Hub International(8)(14)	First lien senior secured loan	S +	3.25%	06/2030	12,475	12,475	12,477	0.6%
Hyperion Refinance S.à r.l (dba Howden Group)(7)(14)(21)	First lien senior secured loan	S +	3.50%	02/2031	30,000	29,853	30,003	1.4%
Integrated Specialty Coverages, LLC(9)	First lien senior secured loan	S +	6.00%	07/2030	54,963	54,194	54,413	2.5%
Integrated Specialty Coverages, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.00%	01/2025	—	(72)	—	—%
Integrated Specialty Coverages, LLC(16)(17)	First lien senior secured revolving loan	S +	6.00%	07/2029	—	(79)	(59)	—%
Integrity Marketing Acquisition, LLC(8)	First lien senior secured loan	S +	5.80%	08/2026	13,180	13,151	13,180	0.6%

Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Integrity Marketing Acquisition, LLC(8)(16)(18)	First lien senior secured delayed draw term loan	S +	6.00%	08/2025	342	321	342	—%
Integrity Marketing Acquisition, LLC(16)(17)	First lien senior secured revolving loan	S +	6.50%	08/2026	—	(4)	—	—%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(7)	First lien senior secured loan	S +	6.00%	11/2028	24,513	24,255	24,513	1.1%
Truist Insurance Holdings, LLC(8)(14)	First lien senior secured loan	S +	3.25%	03/2031	15,000	14,963	14,975	0.7%
						235,582	235,606	10.9%
IT Services
Kaseya Inc.(8)	First lien senior secured loan	S +	6.00% (2.50% PIK)	06/2029	67,903	66,830	67,903	3.1%
Kaseya Inc.(8)(16)(18)	First lien senior secured delayed draw term loan	S +	5.50%	06/2025	251	218	251	—%
Kaseya Inc.(7)(16)	First lien senior secured revolving loan	S +	5.50%	06/2029	1,023	963	1,023	—%
Marcel Bidco LLC (dba SUSE)(7)(14)(21)	First lien senior secured loan	S +	4.50%	11/2030	17,750	17,496	17,878	0.8%
Renaissance Learning, Inc.(7)(14)	First lien senior secured loan	S +	4.25%	04/2030	911	911	913	—%
Saphilux S.a.r.L. (dba IQ-EQ)(8)(21)	First lien senior secured loan	S +	4.00%	07/2028	24,439	24,439	24,500	1.1%
Severin Acquisition, LLC (dba PowerSchool)(8)(14)	First lien senior secured loan	S +	3.00%	08/2025	16,913	16,838	16,938	0.8%
The Dun & Bradstreet Corporation(7)(14)(21)	First lien senior secured loan	S +	2.75%	01/2029	14,931	14,931	14,927	0.7%
						142,626	144,333	6.7%
Life Sciences Tools & Services
Bamboo US BidCo LLC(8)	First lien senior secured loan	S +	6.50% (3.38% PIK)	09/2030	19,862	19,305	19,415	0.9%
Bamboo US BidCo LLC(12)	First lien senior secured EUR term loan	E +	6.50% (3.38% PIK)	09/2030	€12,358	12,718	13,046	0.6%
Bamboo US BidCo LLC(8)(16)(18)	First lien senior secured delayed draw term loan	S +	6.50% (3.38% PIK)	03/2025	329	281	301	—%
Bamboo US BidCo LLC(16)(17)	First lien senior secured revolving loan	S +	6.00%	10/2029	—	(113)	(92)	—%
Bracket Intermediate Holding Corp.(8)(14)	First lien senior secured loan	S +	5.00%	05/2028	19,850	19,342	19,880	0.9%
Phoenix Newco, Inc. (dba Parexel)(7)(14)	First lien senior secured loan	S +	3.25%	11/2028	13,964	13,935	13,991	0.6%
						65,468	66,541	3.1%
Machinery
Faraday Buyer, LLC (dba MacLean Power Systems)(8)	First lien senior secured loan	S +	6.00%	10/2028	18,014	17,676	17,744	0.8%
Faraday Buyer, LLC (dba MacLean Power Systems)(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(17)	(9)	—%

Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
						17,659	17,735	0.8%
Media
Monotype Imaging Holdings Inc.(8)	First lien senior secured loan	S +	5.50%	02/2031	34,147	33,893	33,880	1.6%
Monotype Imaging Holdings Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.50%	02/2026	—	(11)	(1)	—%
Monotype Imaging Holdings Inc.(16)(17)	First lien senior secured revolving loan	S +	5.50%	02/2030	—	(32)	(33)	—%
						33,850	33,846	1.6%
Multiline Retail
PDI TA Holdings, Inc.(7)	First lien senior secured loan	S +	5.50%	02/2031	11,816	11,642	11,639	0.5%
PDI TA Holdings, Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.50%	02/2026	—	(44)	(45)	—%
PDI TA Holdings, Inc.(16)(17)	First lien senior secured revolving loan	S +	5.50%	02/2031	—	(20)	(20)	—%
						11,578	11,574	0.5%
Professional Services
AQ Carver Buyer, Inc. (dba CoAdvantage)(8)(14)	First lien senior secured loan	S +	5.50%	08/2029	9,950	9,768	9,960	0.5%
Certinia, Inc.(8)	First lien senior secured loan	S +	7.25%	08/2029	44,118	43,304	43,456	2.0%
Certinia, Inc.(16)(17)	First lien senior secured revolving loan	S +	7.25%	08/2029	—	(105)	(88)	—%
EP Purchaser, LLC (dba Entertainment Partners)(8)(14)	First lien senior secured loan	S +	4.50%	11/2028	4,950	4,776	4,907	0.2%
Gerson Lehrman Group, Inc.(8)	First lien senior secured loan	S +	5.25%	12/2027	47,238	46,836	46,817	2.2%
Gerson Lehrman Group, Inc.(16)(17)	First lien senior secured revolving loan	S +	5.25%	12/2027	—	(20)	(21)	—%
Omnia Partners, LLC(8)(14)	First lien senior secured loan	S +	3.75%	07/2030	2,993	2,993	3,004	0.1%
Proofpoint, Inc.(7)(14)	First lien senior secured loan	S +	3.25%	08/2028	29,898	29,716	29,898	1.4%
Sensor Technology Topco, Inc. (dba Humanetics)(8)	First lien senior secured loan	S +	7.00% (2.00% PIK)	05/2026	23,667	23,538	23,667	1.1%
Sensor Technology Topco, Inc. (dba Humanetics)(12)	First lien senior secured EUR term loan	E +	7.00% (2.25% PIK)	05/2026	€4,269	4,612	4,610	0.2%
Sensor Technology Topco, Inc. (dba Humanetics)(7)(16)	First lien senior secured revolving loan	S +	6.50%	05/2026	1,206	1,195	1,206	0.1%
Sovos Compliance, LLC(7)(14)	First lien senior secured loan	S +	4.50%	08/2028	23,547	22,874	23,309	1.1%
Ultimate Software Group(8)(14)	First lien senior secured loan	S +	3.50%	02/2031	16,250	16,232	16,328	0.8%
						205,719	207,053	9.6%
Pharmaceuticals

Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
BridgeBio Pharma, Inc.(8)(21)	First lien senior secured loan	S +	6.75%	01/2029	10,500	10,486	10,395	0.5%
Pacific BidCo Inc.(9)(21)	First lien senior secured loan	S +	5.75% (3.20% PIK)	08/2029	8,740	8,563	8,674	0.4%
Pacific BidCo Inc.(16)(17)(18)(21)	First lien senior secured delayed draw term loan	S +	5.75%	08/2025	—	(9)	—	—%
XRL 1 LLC (dba XOMA)(15)	First lien senior secured loan		9.88%	12/2038	4,550	4,468	4,414	0.2%
XRL 1 LLC (dba XOMA)(15)(16)(17)(18)	First lien senior secured delayed draw term loan		9.88%	12/2025	—	(5)	(11)	—%
						23,503	23,472	1.1%
Real Estate Management & Development
Conservice Midco, LLC(7)(14)	First lien senior secured loan	S +	4.00%	05/2027	1,995	1,995	1,999	0.1%
Entrata, Inc.(7)	First lien senior secured loan	S +	6.00%	07/2030	34,401	33,922	34,143	1.6%
Entrata, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.00%	07/2028	—	(51)	(30)	—%
RealPage, Inc.(7)(14)	First lien senior secured loan	S +	3.00%	04/2028	20,322	19,955	19,757	0.9%
RealPage, Inc.(7)(14)	Second lien senior secured loan	S +	6.50%	04/2029	25,000	24,726	24,730	1.1%
						80,547	80,599	3.7%
Specialty Retail
Wand Newco 3, Inc.(dba Caliber)(7)(14)	First lien senior secured loan	S +	3.75%	01/2031	7,500	7,482	7,517	0.3%

Systems Software
Activate Holdings (US) Corp. (dba Absolute Software)(8)(21)	First lien senior secured loan	S +	6.25%	07/2030	39,541	38,524	38,948	1.8%
Activate Holdings (US) Corp. (dba Absolute Software)(16)(17)(21)	First lien senior secured revolving loan	S +	6.25%	07/2029	—	(75)	(45)	—%
Appfire Technologies, LLC(8)	First lien senior secured loan	S +	5.50%	03/2027	8,203	8,157	8,182	0.4%
Appfire Technologies, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.50%	06/2024	—	(88)	—	—%
Appfire Technologies, LLC(10)(16)	First lien senior secured revolving loan	P +	4.50%	03/2027	373	358	369	—%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(7)	First lien senior secured loan	S +	6.50%	03/2031	7,838	7,720	7,720	0.4%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.50%	03/2026	—	(133)	(134)	—%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(16)(17)	First lien senior secured revolving loan	S +	6.50%	03/2031	—	(43)	(43)	—%
Barracuda Networks, Inc.(8)(14)	First lien senior secured loan	S +	4.50%	08/2029	59,782	58,277	59,382	2.8%
Barracuda Networks, Inc.(8)	Second lien senior secured loan	S +	7.00%	08/2030	55,875	54,425	51,545	2.4%

Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Cloud Software Group, Inc.(8)(14)	First lien senior secured loan	S +	4.50%	03/2029	29,849	28,578	29,690	1.4%
Cloud Software Group, Inc.(8)	First lien senior secured loan	S +	4.50%	03/2031	20,000	19,851	19,900	0.9%
Crewline Buyer, Inc. (dba New Relic)(8)	First lien senior secured loan	S +	6.75%	11/2030	90,340	89,036	89,436	4.1%
Crewline Buyer, Inc. (dba New Relic)(16)(17)	First lien senior secured revolving loan	S +	6.75%	11/2030	—	(133)	(94)	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(9)(14)	First lien senior secured loan	S +	3.75%	12/2027	25,165	24,151	25,178	1.2%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(7)(14)	First lien senior secured loan	S +	4.00%	11/2026	14,694	14,033	14,199	0.7%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(8)	Second lien senior secured loan	S +	6.75%	11/2027	20,000	19,804	17,750	0.8%
Ivanti Software, Inc.(8)(14)	First lien senior secured loan	S +	4.25%	12/2027	12,934	12,126	12,084	0.6%
Oranje Holdco, Inc. (dba KnowBe4)(8)	First lien senior secured loan	S +	7.50%	02/2029	4,273	4,218	4,251	0.2%
Oranje Holdco, Inc. (dba KnowBe4)(16)(17)	First lien senior secured revolving loan	S +	7.50%	02/2029	—	(6)	(3)	—%
Ping Identity Holding Corp.(7)	First lien senior secured loan	S +	7.00%	10/2029	21,818	21,540	21,818	1.0%
Ping Identity Holding Corp.(16)(17)	First lien senior secured revolving loan	S +	7.00%	10/2028	—	(25)	—	—%
Project Alpha Intermediate Holding, Inc. (dba Qlik)(8)(14)	First lien senior secured loan	S +	4.75%	10/2030	45,000	44,141	45,212	2.1%
Rubrik, Inc.(8)	First lien senior secured loan	S +	7.00%	08/2028	46,771	46,189	46,537	2.2%
Rubrik, Inc.(8)(16)(18)	First lien senior secured delayed draw term loan	S +	7.00%	08/2028	2,227	2,170	2,195	0.1%
SailPoint Technologies Holdings, Inc.(8)	First lien senior secured loan	S +	6.00%	08/2029	114,100	112,104	113,815	5.3%
SailPoint Technologies Holdings, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.00%	08/2028	—	(159)	(27)	—%
Securonix, Inc.(8)	First lien senior secured loan	S +	6.00%	04/2028	19,774	19,628	18,192	0.8%
Securonix, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.00%	04/2028	—	(24)	(285)	—%
Sitecore Holding III A/S(13)	First lien senior secured EUR term loan	E +	7.25% (4.25% PIK)	03/2029	26,308	27,525	28,342	1.3%
Sitecore Holding III A/S(9)	First lien senior secured loan	S +	7.25% (4.25% PIK)	03/2029	26,996	26,802	26,928	1.2%
Sitecore USA, Inc.(9)	First lien senior secured loan	S +	7.25% (4.25% PIK)	03/2029	4,478	4,446	4,467	0.2%
Talon MidCo 2 Limited (dba Tufin)(7)(21)	First lien senior secured loan	S +	7.69%	08/2028	30,689	30,213	30,382	1.4%

Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Talon MidCo 2 Limited (dba Tufin)(16)(18)(21)	First lien senior secured delayed draw term loan	S +	7.69%	08/2024	—	—	(2)	—%
Talon MidCo 2 Limited (dba Tufin)(16)(17)(21)	First lien senior secured revolving loan	S +	7.00%	08/2028	—	(20)	(14)	—%
						713,310	715,875	33.2%
Total non-controlled/non-affiliated portfolio company debt investments						3,495,228	3,517,276	162.9%
Equity Investments
Application Software
Project Alpine Co-Invest Fund, LP(19)(21)(23)	LP Interest	N/A	N/A	N/A	6,666,667	6,670	7,878	0.4%
Zoro TopCo, Inc.(15)(23)	Series A Preferred Equity	N/A	12.50% PIK	N/A	8,057	8,978	9,194	0.4%
Zoro TopCo, L.P.(19)(23)	Class A Common Units	N/A	N/A	N/A	671,414	6,714	7,311	0.3%
						22,362	24,383	1.1%
Health Care Providers & Services
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(19)(23)	Common Stock	N/A	N/A	N/A	317	3,171	3,171	0.1%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(15)(23)	Series A Preferred Stock	N/A	15.00% PIK	N/A	4,419	4,505	4,497	0.2%
						7,676	7,668	0.4%
Health Care Technology
Minerva Holdco, Inc.(15)(23)	Senior A Preferred Stock	N/A	10.75% PIK	N/A	40,000	48,348	46,896	2.2%
Orange Blossom Parent, Inc.(19)(23)	Common Units	N/A	N/A	N/A	16,667	1,667	1,664	0.1%
						50,015	48,560	2.2%
Insurance
Accelerate Topco Holdings, LLC(19)(23)	Common Units	N/A	N/A	N/A	12,822	354	435	—%
Hockey Parent Holdings, L.P.(19)(23)	Class A Common Units	N/A	N/A	N/A	7,500	7,500	7,500	0.3%
						7,854	7,935	0.4%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(9)(23)	Perpetual Preferred Stock	S +	10.75%PIK	N/A	50,000	58,481	59,356	2.7%

Professional Services
Vestwell Holdings, Inc.(19)(23)	Series D Preferred Stock	N/A	N/A	N/A	152,175	3,000	3,000	0.1%
Pharmaceuticals
XOMA Corporation(19)(23)	Warrants	N/A	N/A	N/A	1,400	10	17	—%
XOMA Corporation(19)(23)	Warrants	N/A	N/A	N/A	1,400	10	16	—%
XOMA Corporation(19)(23)	Warrants	N/A	N/A	N/A	1,400	9	15	—%
						29	48	—%
Systems Software

Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Elliott Alto Co-Investor Aggregator L.P.(19)(21)(23)	LP Interest	N/A	N/A	N/A	7,836	7,887	8,427	0.4%
Picard Holdco, Inc.(8)(23)	Senior A Preferred Stock	S +	12.00% PIK	N/A	52,848	55,887	60,955	2.8%
Halo Parent Newco, LLC(15)(23)	Class H PIK Preferred Equity	N/A	11.00% PIK	N/A	10,000	11,995	9,966	0.5%
Project Hotel California Co-Invest Fund, L.P.(19)(21)(23)	LP Interest	N/A	N/A	N/A	6,711,769	6,717	7,710	0.4%
Securiti, Inc.(19)(23)	Series C Preferred Shares	N/A	N/A	N/A	1,262,785	10,002	10,002	0.5%
						92,488	97,060	4.5%
Total non-controlled/non-affiliated portfolio company equity investments						241,905	248,010	11.5%
Total non-controlled/non-affiliated portfolio company investments						3,737,133	3,765,286	174.4%
Non-controlled/affiliated portfolio company equity investments
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(16)(21)(22)(23)	Preferred Equity	N/A	N/A	N/A	12,317	12,116	12,898	0.6%
Total non-controlled/affiliated portfolio company equity investments						12,116	12,898	0.6%
Total Investments						3,749,249	3,778,184	175.0%
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
(4) As of March 31, 2024, the net estimated unrealized gain for U.S. federal income tax purposes was $63.4 million based on a tax cost basis of $3.7 billion. As of March 31, 2024, there were no estimated aggregate gross unrealized losses for U.S federal income tax purposes and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $63.4 million.
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
(7)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2024 was 5.33%.
(8)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2024 was 5.30%.
(9)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2024 was 5.22%.
(10)The interest rate on these loans is subject to PRIME, which as of March 31, 2024 was 8.50%.
(11)The interest rate on these loans is subject to SONIA, which as of March 31, 2024 was 5.19%.
(12)The interest rate on these loans is subject to 3 month EURIBOR, which as of March 31, 2024 was 3.89%.
(13)The interest rate on these loans is subject to 6 month EURIBOR, which as of March 31, 2024 was 3.85%.
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
(19)Investment is non-income producing.
(20)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Company's Amended and Restated Senior Secured Revolving Credit Agreement (the "Revolving Credit Facility") and credit facilities to which certain of our subsidiaries are parties (the "SPV Asset Facilities"). See Note 5 "Debt".
(21)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2024, non-qualifying assets represented 11.5% of total assets as calculated in accordance with the regulatory requirements.

Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)
(22)Under the 1940 Act, the Company is deemed to be an "Affiliated Person" of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement. Transactions during the year ended March 31, 2024 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2023	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Fair Value at March 31, 2024	Interest Income	Dividend Income	Other Income
Non-controlled Affiliates
LSI Financing 1 DAC	$13,001	$—	$(242)	$139	$12,898	$—	$10	$—
Total Non-controlled Affiliates	$13,001	$—	$(242)	$139	$12,898	$—	$10	$—
(a)Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest (“PIK”) or dividends, and the amortization of any unearned income or discounts on equity investments, as applicable.
(b)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any premiums on equity investments, as applicable.
(23)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2024, the aggregate fair value of these securities is $260.9 million or 12.1% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 09, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	May 4, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 23, 2022
Minerva Holdco, Inc.	Senior A Preferred Stock	May 2, 2022
Picard Holdco, Inc.	Senior A Preferred Stock	September 30, 2022
Project Alpine Co-Invest Fund, LP	LP Interest	June 10, 2022
Securiti, Inc.	Series C Preferred Shares	July 28.2022
Accelerate Topco Holdings, LLC	Common Units	September 01, 2022
Orange Blossom Parent, Inc.	Common Units	July 29, 2022
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
LSI Financing 1 DAC*	Preferred Equity	December 14, 2022
Hockey Parent Holdings, L.P.	Class A Common Units	September 14, 2023
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	Common Stock	December 12, 2023
Xoma Corporation	Warrants	December 15, 2023
Vestwell Holdings, Inc.	Series D Preferred Stock	December 20, 2023
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

Blue Owl Technology Income Corp.
Consolidated Statement of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$52,514	$32,398
Net change in unrealized gain (loss)	8,329	9,122
Net realized gain (loss)	4	—
Net Increase (Decrease) in Net Assets Resulting from Operations	60,847	41,520
Distributions
Class S	(10,425)	(4,075)
Class D	(321)	(103)
Class I	(38,871)	(27,815)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(49,617)	(31,993)
Capital Share Transactions
Class S:
Issuance of shares of common stock	66,759	60,582
Share transfers between classes(1)	(7,915)	—
Repurchase of common shares	(1,958)	(965)
Reinvestment of shareholders' distributions	5,060	1,835
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	61,946	61,452
Class D:
Issuance of shares of common stock	381	4,240
Share transfers between classes(1)	(13,605)	—
Repurchase of common shares	—	—
Reinvestment of shareholders' distributions	150	24
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	(13,074)	4,264
Class I:
Issuance of shares of common stock	194,476	108,793
Share transfers between classes(1)	21,520	—
Repurchase of common shares	(13,250)	(35,173)
Reinvestment of shareholders' distributions	14,774	11,351
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	217,520	84,971
Total Increase (Decrease) in Net Assets	277,622	160,214
Net Assets, at beginning of period	$1,881,603	$989,497
Net Assets, at end of period	$2,159,225	$1,149,711

(1) In certain cases, and subject to Blue Owl Securities LLC’s (d/b/a Blue Owl Securities) (the “Dealer Manager”) approval, including in situations where a holder of Class S or Class D shares exits a relationship with a participating broker-dealer for this offering and does not enter into a new relationship with a participating broker-dealer for this offering, such holder’s shares may be exchanged into an equivalent net asset value amount of Class I shares.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Statement of Cash Flows
(Amounts in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$60,847	$41,520
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(674,646)	(97,258)
Proceeds from investments and investment repayments, net	163,471	10,104
Net accretion/amortization of discount/premium on investments	(4,876)	(1,331)
Payment-in-kind interest	(3,144)	(3,501)
Payment-in-kind dividends	(5,426)	(10,847)
Net change in unrealized (gain) loss on investments	(9,628)	(9,143)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	1,267	29
Net realized (gain) loss on investments	—	2
Amortization of debt issuance costs	1,221	674
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(4,832)	801
(Increase) decrease in prepaid expenses and other assets	(947)	(32)
(Increase) decrease in due to Adviser	1,664	—
(Increase) decrease in due from Adviser	37	(5)
Increase (decrease) in payable for investments purchased	69,087	22,226
Increase (decrease) in management fee payable	259	169
Increase (decrease) in performance based incentive fee payable	1,370	2,048
Increase (decrease) in accrued expenses and other liabilities	7,489	(15)
Net cash provided by (used in) operating activities	(396,787)	(44,559)
Cash Flows from Financing Activities
Borrowings on debt	605,000	60,000
Payments on debt	(398,625)	(152,000)
Debt issuance costs	(5,330)	(77)
Proceeds from issuance of common shares	261,616	173,615
Cash distributions paid to shareholders	(25,179)	(17,717)
Repurchase of common shares	(40,291)	(22,059)
Net cash provided by (used in) financing activities	397,191	41,762
Net increase (decrease) in cash	404	(2,797)
Cash, beginning of period	$47,861	$28,061
Cash, end of period	$48,265	$25,264

Supplemental and Non-Cash Information
Interest paid during the period	$25,496	$18,493
Distributions declared during the period	$49,617	$31,993
Reinvestment of distributions during the period	$19,984	$13,210
Tender offer payable	$15,208	$36,138
Distribution payable	$21,324	$8,369
Taxes, including excise tax, paid during the period	$149	$300

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
Blue Owl Technology Credit Advisors II LLC (“the Adviser” or “OTCA II”) serves as the Company’s investment adviser. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies. Subject to the overall supervision of the Company`s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to the Company.
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
Since meeting the minimum offering requirement and commencing its continuous public offering through March 31, 2024, the Company has issued 46,079,438 shares of Class S common stock, 2,578,046 shares of Class D common stock, and 18,698,540 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $470.4 million, $26.2 million, and $188.8 million, respectively, including $1,000 of seed capital contributed by its Initial Shareholder. The Company has issued 148,517,180 shares of its Class I common stock to feeder vehicles primarily created to hold the Company’s Class I shares in a Private Offering and raised gross proceeds of approximately $1.5 billion. The offer and sale of these Class I shares was

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or Regulation S thereunder (the "Private Offering").
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
PIK interest and PIK dividend income consisted of the following for the periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
PIK Interest Income	$5,316	$3,454
PIK Interest Income as a percentage of Investment Income	5.0%	5.8%
PIK Dividend Income	$3,855	$8,014
PIK Dividend Income as a percentage of Investment Income	3.6%	13.4%
Total PIK Income	$9,171	$11,468
Total PIK Income as a percentage of Investment Income	8.6%	19.2%
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
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. Management has adopted the aforementioned accounting pronouncement and concluded that it does not have a material effect on the accompanying consolidated financial statements.
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

Note 3. Agreements and Related Party Transactions
As of March 31, 2024 and December 31, 2023, the Company had payables to affiliates of $15.7 million and $12.4 million, primarily comprised of $11.0 million and $9.6 million of accrued performance based incentive fees, respectively, and $2.1 million and $1.8 million of management fees, respectively. The payable to affiliates also includes $2.6 million and $1.0 million of operating expenses as of March 31, 2024 and December 31, 2023, respectively.
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
From October 1, 2021 to November 30, 2021, the Company was advised by Blue Owl Technology Credit Advisors LLC (“OTCA”), an affiliate of the Adviser, which also served as the Company’s administrator. On November 30, 2021, the Company entered into the Investment Advisory Agreement and the Administration Agreement, under which the Adviser serves as the Company’s Adviser and administrator, respectively.
Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective, and will remain in effect and from year to year thereafter if approved annually by (1) the vote of the Board, or by the vote of a majority of its outstanding voting securities and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (as defined in the 1940 Act), or by the vote of a majority of the Board or by the Adviser. On May 6, 2024, the Board approved the continuation of the Administration Agreement.
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
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first becomes effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company`s outstanding voting securities and, in each case, by a majority of independent directors. On May 6, 2024, the Board approved the continuation of the Investment Advisory Agreement.
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
For the three months ended March 31, 2024, management fees were $6.0 million. For the three months ended March 31, 2023, management fees were $3.2 million.
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
The incentive fee on capital gains will be determined and payable in arrears as of the end of each calendar year during which the Investment Advisory Agreement is in effect. In the case of a liquidation, or if the Investment Advisory Agreement is terminated, the fee will also become payable as of the effective date of such event. The annual fee will equal (i) 12.50% of the Company’s realized capital gains on a cumulative basis from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less (ii) the aggregate amount of any previously paid incentive fees on capital gains as calculated in accordance with U.S. GAAP. The Company will accrue but will not pay a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if the Company was to sell the relevant investment and realize a capital gain. In no event will the incentive fee on capital gains payable pursuant hereto be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

For the three months ended March 31, 2024, performance-based incentive fees were $7.7 million. For the three months ended March 31, 2023, performance-based incentive fees were $4.6 million.
For the three months ended March 31, 2024 capital gains-based incentive fees were $1.0 million which is related to unrealized appreciation. For the three months ended March 31, 2023, there were no capital gains-based incentive fees.
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
For the three months ended March 31, 2024 the Company accrued $0.7 million of organization and offering costs that are reimbursable to the Adviser. For the three months ended March 31, 2023, the Company did not accrue any organization and offering expenses that are reimbursable to the Adviser.
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
The Adviser is affiliated with OCA, OTCA, Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with OCA, OTCA, OPCA and the Adviser, the “Blue Owl Credit Advisers”), which are also investment advisers. The Blue Owl Credit Advisers are indirect affiliates of Blue Owl and comprise part of Blue Owl’s Credit platform, which focuses on direct lending. The Blue Owl Credit Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, and other funds managed by the Adviser, or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the business development companies, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have a similar investment objective to the Company’s.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

LSI Financing is a portfolio company formed to acquire a contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing. As of March 31, 2024 and December 31, 2023, the fair value of our investment in LSI Financing was $12.9 million and $13.0 million, respectively. For the three months ended March 31, 2024, we increased our commitment by $2.5 million. The Company’s investment in LSI Financing is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in LSI Financing.
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
For the three months ended March 31, 2024, the Company incurred servicing fees with respect to Class S shares of $1.0 million. For the three months ended March 31, 2023, the Company incurred servicing fees with respect to Class S shares of $0.3 million. The Company deemed servicing fees with respect to Class D shares insignificant to disclose for the three months ended March 31, 2024 and 2023.
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
Expense Support and Conditional Reimbursement Agreement
On November 30, 2021, the Company entered into an Expense Support Agreement and Conditional Reimbursement Agreement, or the "Expense Support Agreement", with the Adviser, the purpose of which was to ensure that no portion of the Company’s distributions to shareholders represented a return of capital for U.S. federal income tax purposes. The Expense Support Agreement became effective as of the date that the Company met the minimum offering requirement and was terminated by the Adviser on March 7, 2023. On a quarterly basis, the Adviser reimbursed the Company for “Operating Expenses” (as defined below) in an amount equal to the excess of the Company’s cumulative distributions paid to the Company’s shareholders in each quarter over “Available Operating Funds” (as defined below) received by the Company on account of the Company’s investment portfolio during such quarter. Any payments that the Adviser was required to make pursuant to the preceding sentence are referred to herein as an “Expense Payment".
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

Note 4. Investments
The table below presents our investments at amortized cost and fair value as of the following periods:

	As of		As of
	March 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$3,262,860	$3,290,771	$2,731,855	$2,750,873
Second-lien senior secured debt investments	232,368	226,506	244,033	240,627
Preferred equity investments(1)	213,312	216,764	208,036	211,797
Common equity investments	40,709	44,143	40,704	43,444
Total Investments	$3,749,249	$3,778,184	$3,224,628	$3,246,741
(1) Includes equity investment in LSI Financing.
The Company uses Global Industry Classification Standards (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of
	March 31, 2024	December 31, 2023
Aerospace & Defense	1.6%	1.8%
Application Software	11.8%	12.9%
Banks	1.6%	1.9%
Beverages	1.3%	1.5%
Buildings & Real Estate	0.6%	0.6%
Building Products	0.3%	0.3%
Commercial Services & Supplies	3.4%	3.8%
Construction & Engineering	0.7%	0.5%
Containers & Packaging	1.2%	0.8%
Diversified Consumer Services	2.3%	1.2%
Diversified Financial Services	5.0%	2.8%
Diversified Telecommunication Services	0.2%	—%
Electrical Equipment	—%	3.1%
Energy Equipment & Services	0.3%	0.2%
Food & Staples Retailing	4.2%	4.5%
Health Care Equipment & Supplies	2.4%	1.9%
Health Care Providers & Services	4.5%	5.2%
Health Care Technology	12.1%	11.4%
Industrial Conglomerates	0.8%	—%

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of
	March 31, 2024	December 31, 2023
Insurance	6.5%	6.3%
IT Services	5.4%	6.0%
Life Sciences Tools & Services	1.8%	1.8%
Machinery	0.5%	0.5%
Media	0.9%	—%
Multiline Retail	0.3%	—%
Pharmaceuticals(1)	1.0%	0.8%
Professional Services	5.6%	3.9%
Real Estate Management & Development	2.1%	2.3%
Specialty Retail	0.2%	—%
Systems Software	21.4%	24.0%
Total	100.0%	100.0%
(1) Includes equity investment in LSI Financing.
The table below presents investments by geographic composition based on fair value as of the following periods:

	As of
	March 31, 2024	December 31, 2023
United States:
Midwest	17.2%	17.1%
Northeast	17.4%	19.1%
South	27.3%	26.8%
West	28.1%	26.2%
International	10.0%	10.8%
Total	100.0%	100.0%

Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2024 and December 31, 2023, the Company’s asset coverage was 229.3% and 235.4%, respectively.
The tables below present debt obligations as of the following periods:

	As of
	March 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$875,000	$556,246	$318,754	$(7,413)	$548,833
SPV Asset Facility I	750,000	540,000	24,177	(3,741)	536,259
SPV Asset Facility II	250,000	—	122,601	(2,202)	(2,202)
SPV Asset Facility III	550,000	200,000	21,722	(4,939)	195,061
Series 2023A Notes	100,000	100,000	—	(917)	99,083
Series 2023B-A Notes	100,000	100,000	—	(870)	99,130
Series 2023B-B Notes	75,000	75,000	—	(787)	74,213
Total Debt	$2,700,000	$1,571,246	$487,254	$(20,869)	$1,550,377
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of
	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$875,000	$541,410	$333,590	$(7,772)	$533,638
SPV Asset Facility I	750,000	550,000	41,800	(4,043)	545,957
SPV Asset Facility II	250,000	—	158,797	(2,333)	(2,333)
Series 2023A Notes	100,000	100,000	—	(1,018)	98,982
Series 2023B-A Notes	100,000	100,000	—	(826)	99,174
Series 2023B-B Notes	75,000	75,000	—	(768)	74,232
Total Debt	$2,150,000	$1,366,410	$534,187	$(16,760)	$1,349,650
(1) The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest expense	$31,790	$18,724
Amortization of debt issuance costs	1,221	674
Total Interest Expense	$33,011	$19,398

Average interest rate(1)	8.5%	7.8%
Average daily outstanding borrowings(1)	$1,493,438	$970,002

(1) Averages are calculated based on annualized amounts.

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
The Revolving Credit Facility is guaranteed by certain domestic subsidiaries of the Company in existence as of the Revolving Credit Facility First Amendment Date, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company thereafter (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
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
SPV Asset Facility III
On January 9, 2024 (the “SPV Asset Facility III Closing Date”), Tech Income Funding III LLC (“Tech Income Funding III”), a Delaware limited liability company and a newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility III”), with Tech Income Funding III, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Alter Domus (US) LLC, as document custodian, and the lenders party thereto.
From time to time, the Company expects to sell and contribute certain investments to Tech Income Funding III pursuant to a Sale and Contribution Agreement, dated as of the SPV Asset Facility III Closing Date, by and between the Company and Tech Income Funding III. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility III will be used to finance the origination and acquisition of eligible assets by Tech Income Funding III, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Tech Income Funding III through its ownership of Tech

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Income Funding III. The initial maximum principal amount which may be borrowed under the SPV Asset Facility III is $550.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Tech Income Funding III’s assets from time to time, and satisfaction of certain conditions, including coverage tests, collateral quality tests, a lender advance rate test and certain concentration limits.
The SPV Asset Facility III provides for the ability to draw term loans and to draw and redraw revolving loans under the SPV Asset Facility III for a period of up to two years after the SPV Asset Facility III Closing Date. Unless otherwise terminated, the SPV Asset Facility III will mature on January 9, 2034 (the “SPV Asset Facility III Stated Maturity”). Prior to the SPV Asset Facility III Stated Maturity, proceeds received by Tech Income Funding III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility III Stated Maturity, Tech Income Funding III must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The SPV Asset Facility III may be permanently reduced, in whole or in part, at the option of Tech Income Funding III subject to payment of a premium for a period of one year.
Amounts drawn bear interest at a reference rate (initially SOFR) plus a spread of 3.05%, and the aggregate term commitment and revolving commitment are subject to a minimum utilization amount. The undrawn amount of the aggregate term commitment and revolving commitment not subject to such spread payment is subject to an undrawn fee of 0.25% per annum for the first three months, and 0.50% per annum thereafter; provided that after twelve months, if the drawn amount is less than or equal to 67.5% of the aggregate term commitment and revolving commitment, then the portion of the undrawn amount constituting the positive difference between the drawn amount and 67.5% of the aggregate term commitment and revolving commitment is subject to an undrawn fee of 1.50% per annum. Certain additional fees are payable to Société Générale as administrative agent.
The SPV Asset Facility III contains customary covenants, including certain maintenance covenants, and events of default. The SPV Asset Facility III is secured by a perfected first priority security interest in the assets of Tech Income Funding III and on any payments received by Tech Income Funding III in respect of those assets. Assets pledged to the lenders will not be available to pay the debts of the Company.
Borrowings of Tech Income Funding III are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
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
Note 6. Fair Value of Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	As of
	March 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted cash)	$48,265	$—	$—	$48,265

Investments:
First-lien senior secured debt investments	—	945,336	2,345,435	3,290,771
Second-lien senior secured debt investments	—	50,859	175,647	226,506
Preferred equity investments	—	—	216,764	216,764
Common equity investments	—	—	44,143	44,143
Total Investments at fair value	$—	$996,195	$2,781,989	$3,778,184

	As of
	December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted cash)	$47,861	$—	$—	$47,861

Investments:
First-lien senior secured debt investments	—	614,407	2,136,466	2,750,873
Second-lien senior secured debt investments	—	60,147	180,480	240,627
Preferred equity investments	—	—	211,797	211,797
Common equity investments	—	—	43,444	43,444
Total Investments at fair value	$—	$674,554	$2,572,187	$3,246,741

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The tables below present changes in fair value of investments for which Level 3 inputs were used to determine the fair value for the following periods:

	As of and for the Three Months Ended
	March 31, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,136,466	$180,480	$211,797	$43,444	$2,572,187
Purchases of investments, net	285,172	—	1,259	4	286,435
Payment-in-kind	2,454	690	5,426	—	8,570
Proceeds from investments, net	(142,603)	(5,000)	(1,502)	—	(149,105)
Net change in unrealized gain (loss)	5,087	(664)	(309)	695	4,809
Net realized gains (losses)	—	—	—	—	—
Net accretion/amortization of discount/premium on investments	3,367	141	93	—	3,601
Transfers into (out of) Level 3(1)	55,492	—	—	—	55,492
Fair value, end of period	$2,345,435	$175,647	$216,764	$44,143	$2,781,989

(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended March 31, 2024, transfers into Level 3 out of Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

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

(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occur. For the period ended March 31, 2023, transfers out of Level 3 and out of Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

The table below presents information with respect to net change in unrealized gains (loss) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company as of and for the following periods:

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
First-lien senior secured debt investments	$6,590	$7,472
Second-lien senior secured debt investments	(580)	222
Preferred equity investments	(309)	876
Common equity investments	695	44
Total Investments	$6,396	$8,614

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

	As of
	March 31, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$2,133,860	Yield Analysis	Market Yield	7.9% - 18.0% (11.6%)	Decrease
	$211,575	Recent Transaction	Transaction Price	98.0% - 100.0% (99.2%)	Increase
Second-lien senior secured debt investments	$175,647	Yield Analysis	Market Yield	11.9% - 17.7% (15.8%)	Decrease
Preferred equity investments	$142,807	Yield Analysis	Market Yield	10.7% - 20.1% (12.6%)	Decrease
	$70,957	Recent Transaction	Transaction Price	100.0% - 106.5% (105.6%)	Increase
	$3,000	Market Approach	Revenue	23.5x - 23.5x (23.5x)	Increase
Common equity investments	$22,898	Market Approach	Revenue	6.3x - 14.5x (11.2x)	Increase
	$10,526	Market Approach	EBITDA Multiple	8.7x - 34.5x (13.2x)	Increase
	$48	Option Pricing Model	Volatility	70.0%	Increase
	$10,671	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase

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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The tables below present the carrying and fair values of the Company’s debt obligations as of the following periods:

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of			As of
	March 31, 2024			December 31, 2023
($ in thousands)	Net Carrying Value(1)	Debt Issuance Costs	Fair Value	Net Carrying Value(1)	Debt Issuance Costs	Fair Value
Revolving Credit Facility	$548,833	$(7,413)	$548,833	$533,638	$(7,772)	$533,638
SPV Asset Facility I	536,259	(3,741)	536,259	545,957	(4,043)	545,957
SPV Asset Facility II	(2,202)	(2,202)	(2,202)	(2,333)	(2,333)	(2,333)
SPV Asset Facility III	195,061	(4,939)	195,061	—	—	—
Series 2023A Notes	99,083	(917)	100,250	98,982	(1,018)	100,000
Series 2023B-A Notes	99,130	(870)	100,250	99,174	(826)	100,000
Series 2023B-B Notes	74,213	(787)	75,188	74,232	(768)	75,000
Total Debt	$1,550,377	$(20,869)	$1,553,639	$1,349,650	$(16,760)	$1,352,262

(1) Carrying values are presented net of debt issuance costs.

The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

	As of
($ in thousands)	March 31, 2024	December 31, 2023
Level 1	$—	$—
Level 2	—	—
Level 3	1,553,639	1,352,262
Total Debt	$1,553,639	$1,352,262

Financial Instruments Not Carried at Fair Value
As of March 31, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short term maturities. These financial instruments would be categorized as Level 3 within the fair value hierarchy.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The Company had the following outstanding commitments to fund investments in current portfolio companies as of the following periods:

		As of
Portfolio Company	Investment	March 31, 2024	December 31, 2023
($ in thousands)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	$3,011	$2,408
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	—	762
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	3,442	3,820
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273	2,273
Anaplan, Inc.	First lien senior secured revolving loan	6,481	6,481
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	10,081	10,587
Appfire Technologies, LLC	First lien senior secured revolving loan	1,260	1,260
Aptean Acquiror, Inc.	First lien senior secured delayed draw term loan	5,400	—
Aptean Acquiror, Inc.	First lien senior secured revolving loan	2,913	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR term loan	13,693	14,005
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK term loan	13,720	14,656
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	1,521	1,556
Avalara, Inc.	First lien senior secured revolving loan	2,273	2,273
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	17,813	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	2,850	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	2,749	2,866
Bamboo US BidCo LLC	First lien senior secured revolving loan	4,103	4,103
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	75	100
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	123	185
Certinia, Inc.	First lien senior secured revolving loan	5,882	5,882
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	3,986	7,429
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	—	750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	375	375
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	22,991	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	70
Coupa Holdings, LLC	First lien senior secured revolving loan	54	54
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	9,434	9,434
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	91
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	344	344
Entrata, Inc.	First lien senior secured revolving loan	3,941	3,941
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	1,896	1,896
Fiesta Purchaser, Inc.	First lien senior secured revolving loan	1,986	—
Finastra USA, Inc.	First lien senior secured revolving loan	5,106	4,608
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	78	145
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	67	93
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	370	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	93	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	37	37
Galway Borrower LLC	First lien senior secured delayed draw term loan	6,217	—

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

		As of
Portfolio Company	Investment	March 31, 2024	December 31, 2023
Galway Borrower LLC	First lien senior secured revolving loan	657	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,391	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	7,600
Granicus, Inc.	First lien senior secured delayed draw term loan	1,736	—
Granicus, Inc.	First lien senior secured revolving loan	1,645	—
Grayshift, LLC	First lien senior secured revolving loan	5,806	5,806
Hyland Software, Inc.	First lien senior secured revolving loan	1,919	1,919
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1,957	—
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	2,894	3,127
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,085	2,382
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	4,485	4,485
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	2,563	3,203
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	718	1,350
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	12,716	12,716
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	5,934	5,934
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	4,567	4,567
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,135	1,135
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	809	757
Kaseya Inc.	First lien senior secured delayed draw term loan	3,803	3,803
Kaseya Inc.	First lien senior secured revolving loan	3,038	3,038
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	5,875	4,112
LSI Financing 1 DAC	Series 6 Notes	2,455	—
ManTech International Corporation	First lien senior secured delayed draw term loan	6,698	6,698
ManTech International Corporation	First lien senior secured revolving loan	5,590	5,590
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	1,525	791
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2,846	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	4,268	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	4,118	4,118
Omnia Partners, LLC	First lien senior secured delayed draw term loan	—	172
OneOncology LLC	First lien senior secured delayed draw term loan	3,500	5,357
OneOncology LLC	First lien senior secured revolving loan	2,857	2,857
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	534	534
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954	954
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	4,469	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	1,345	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	5,120	5,120
PetVet Care Centers, LLC	First lien senior secured revolving loan	5,373	5,373
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182	2,182
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	504	4,412
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	756	1,260
Rubrik, Inc.	First lien senior secured delayed draw term loan	4,309	5,876
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	10,896	10,896
Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	871	917
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	5,658	5,658

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

		As of
Portfolio Company	Investment	March 31, 2024	December 31, 2023
Smarsh Inc.	First lien senior secured delayed draw term loan	3,333	3,333
Smarsh Inc.	First lien senior secured revolving loan	160	267
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	215	145
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369	1,369
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071	1,071
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	350	350
Zendesk, Inc.	First lien senior secured delayed draw term loan	14,633	14,633
Zendesk, Inc.	First lien senior secured revolving loan	6,026	6,026
Total Unfunded Portfolio Company Commitments		$331,076	$267,936
As of March 31, 2024, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser and its affiliates have incurred and charged organization and offering costs on behalf of the Company in the amount of $0.1 million and $0.7 million for the three months ended March 31, 2024, respectively. The Adviser and its affiliates have incurred organization and offering costs on behalf of the Company in the amount of $4.3 million for the period from June 22, 2021 (Inception) to March 31, 2023, and there were no organization and offering costs charged to the Company for the period from June 22, 2021 (Inception) to March 31, 2023. As of March 31, 2024, and December 31, 2023, the total organization and offering costs incurred by the Adviser and its affiliates on behalf of the Company were $4.7 million and $4.6 million, respectively. As of March 31, 2024 and December 31, 2023, the total organization and offering costs charged by the Adviser and its affiliates to the Company were $0.9 million and $0.2 million, respectively. Under the Investment Advisory Agreement, there will be no liability on the Company’s part for the offering or organization costs funded by the Adviser or its affiliates until the Company has satisfied the minimum offering requirement. At such time, the Adviser will be entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs funded by the Adviser or its affiliates have been recovered.
Expense Deferral Agreement
The Adviser has agreed to incur and pay certain expenses pursuant to the Expense Deferral Agreement prior to April 30, 2023. The Company will be obligated to reimburse the aggregate amount of expenses previously paid by the Adviser in eighteen equal installments, upon meeting specified conditions. As of March 31, 2024 and December 31, 2023, the Adviser has incurred total expenses of $12.0 million and $12.0 million, respectively, which includes organization and offering costs of $4.3 million and $4.3 million, respectively, under the Expense Deferral Agreement. The first installment became an obligation of the Company on December 1, 2023, when the Company reached $1.75 billion in Net Subscriptions received from the sale of the Company’s common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75.0 million in Net Subscriptions received from the sale of the Company’s common shares thereafter. For the three months ended March 31, 2024, the Company became obligated to reimburse the Adviser for three additional installments, and recorded $2.0 million of expenses, of which $0.6 million related to offering costs. As of March 31, 2024 and December 31, 2023, the remaining total expenses under the Expense Deferral Agreement were $9.3 million and $11.3 million, respectively. As of March 31, 2024, Net Subscriptions received from the sale of the Company’s common shares were $2.0 billion. See Note 3 “Agreements and Related Party Transactions”.
The Adviser did not incur expenses on behalf of the Company for the three months ended March 31, 2024. For the period from June 22, 2021 (Inception) to December 31, 2023, the total expenses incurred by the Adviser were $12.0 million.
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
Prior to such time as the Company satisfied the Warehouse Conditions, its obligations under the purchase agreements were guaranteed by an affiliate of the Adviser. On May 10, 2022, conditions under the purchase agreement with Macquarie were met and the Company was obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of June 8, 2022, the Company settled the 4 warehouse investments that the Financing Providers purchased having an aggregate funded principal of $129.2 million and aggregate cost of $127.0 million. As of March 31, 2024, there were no purchase agreements outstanding with the Financing Providers.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
The tables below present transactions with respect to shares of the Company’s common stock for the following periods:

	For the Three Months Ended March 31, 2024
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	6,424,664	$67,066	36,566	$381	1,784,221	$18,539	8,245,451	$85,986
Shares/gross proceeds from the private placements	—	—	—	—	16,931,471	175,937	16,931,471	175,937
Share transfer between classes(1)	(761,052)	(7,915)	(1,310,646)	(13,605)	2,071,697	21,520	—	—
Reinvestment of distributions	487,077	5,060	14,528	150	1,421,971	14,774	1,923,575	19,984
Repurchased shares	(187,558)	(1,958)	—	—	(1,269,118)	(13,250)	(1,456,676)	(15,208)
Total shares/gross proceeds	5,963,131	62,253	(1,259,552)	(13,074)	20,940,242	217,520	25,643,821	266,699
Sales load	—	(307)	—	—	—	—	—	(307)
Total shares/net proceeds	5,963,131	$61,946	(1,259,552)	$(13,074)	20,940,242	$217,520	25,643,821	$266,392
(1) In certain cases, and subject to Blue Owl Securities LLC’s (d/b/a Blue Owl Securities) (the “Dealer Manager”) approval, including in situations where a holder of Class S or Class D shares exits a relationship with a participating broker-dealer for this offering and does not enter into a new relationship with a participating broker-dealer for this offering, such holder’s shares may be exchanged into an equivalent net asset value amount of Class I shares.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	For the Three Months Ended March 31, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	5,999,843	$60,846	419,426	$4,240	2,623,057	$26,471	9,042,326	$91,557
Shares/gross proceeds from the private placements	—	—	—	—	8,114,089	82,322	8,114,089	82,322
Reinvestment of distributions	181,104	1,835	2,343	24	1,120,721	11,351	1,304,168	13,210
Repurchased shares	(95,317)	(965)	—	—	(3,475,640)	(35,173)	(3,570,957)	(36,138)
Total shares/gross proceeds	6,085,630	61,716	421,769	4,264	8,382,227	84,971	14,889,626	150,951
Sales load	—	(264)	—	—	—	—	—	(264)
Total shares/net proceeds	6,085,630	$61,452	421,769	$4,264	8,382,227	$84,971	14,889,626	$150,687

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
The changes to the Company’s offering price per share since the commencement of the Company’s initial continuous public offering and associated effective dates of such changes were as follows:

For the Three Months Ended March 31, 2024
	Class S			Class D			Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2024	$10.38	$—	$10.38	$10.38	$—	$10.38	$10.38	$—	$10.38
February 1, 2024	$10.39	$—	$10.39	$10.39	$—	$10.39	$10.39	$—	$10.39
March 1, 2024	$10.40	$—	$10.40	$10.40	$—	$10.40	$10.40	$—	$10.40
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Distributions
The Board intends to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.
The tables below present cash distributions per share that were recorded for the following periods:

For the Three Months Ended March 31, 2024
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 20, 2023	January 31, 2024	February 23, 2024	$0.074775	$2,870	$92	$10,742
February 21, 2024	February 29, 2024	March 22, 2024	0.074775	3,035	95	11,459
February 21, 2024	March 29, 2024	April 23, 2024	0.074775	3,126	95	11,897
February 21, 2024	March 29, 2024	April 23, 2024	0.030000	1,394	39	4,773
		Total	$0.254325	$10,425	$321	$38,871
(1) On February 21, 2024 the Company’s board of directors declared a distribution of $0.074775 per share, payable on or before May 31, 2024 to shareholders of record as of April 30, 2024.
(2) Distributions per share are gross of shareholder servicing fees.
(3) Distribution amounts are net of shareholder servicing fees.

For the Three Months Ended March 31, 2023
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 22, 2022	January 31, 2023	February 24, 2023	$0.075000	$1,010	$19	$6,766
January 25, 2023	January 31, 2023	February 24, 2023	0.074775	909	19	6,746
February 21, 2023	February 28, 2023	March 23, 2023	0.074775	1,019	27	7,110
March 22, 2023	March 31, 2023	April 26, 2023	0.074775	1,137	38	7,193
		Total	$0.299325	$4,075	$103	$27,815
(1) Distributions per share are gross of shareholder servicing fees.
(2) Distribution amounts are net of shareholder servicing fees.

The Company has adopted a distribution reinvestment plan which was amended and restated on May 6, 2024. The amended and restated distribution reinvestment plan provides for reinvestment of any cash distributions on behalf of shareholders who have enrolled in the distribution reinvestment plan. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have enrolled in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of the Company's common stock, rather than receiving the cash distribution. The Company expects to use newly issued shares to implement the distribution reinvestment plan.
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
The tables below presents the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock for the following periods:

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	For the Three Months Ended March 31, 2024
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.265446	$52,514	105.8%
Net realized gain (loss) on investments	—	—	—%
Distributions in excess of net investment income/(undistributed net investment income)	(0.011121)	(2,897)	(5.8)%
Total	$0.254325	$49,617	100.0%
(1) Distributions per share are gross of shareholder servicing fees.
(2) Data in this table is presented on a consolidated basis. Refer to Note 11 "Financial Highlights" for amounts by share class.

	For the Three Months Ended March 31, 2023
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.29448	$32,398	101.3%
Net realized gain (loss) on investments	(0.00002)	(2)	—%
Distributions in excess of (undistributed) net investment income	0.00486	$(403)	(1.3)%
Total	$0.29933	$31,993	100.0%
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The tables below presents the share repurchase activity of the Company:

For the Three Months Ended, March 31, 2024
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 27, 2024	I	March 29, 2024	$13,250	$10.44	1,269,118
February 27, 2024	S	March 29, 2024	1,958	$10.44	187,558
Total			$15,208		1,456,676

For the Three Months Ended March 31, 2023
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 28, 2023	I	March 31, 2023	$35,173	$10.12	3,475,640
February 28, 2023	S	March 31, 2023	965	$10.12	95,317
Total			$36,138		3,570,957

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 9. Earnings Per Share
The tables below presents the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended March 31,
	2024			2023
($ in thousands, except per share amounts)	Class S	Class D	Class I	Class S	Class D	Class I
Increase (decrease) in net assets resulting from operations	$13,014	$401	$47,432	$5,214	$117	$36,189
Weighted average shares of common stock outstanding—basic and diluted	44,573,012	1,319,609	151,940,426	15,025,092	379,914	94,612,970
Earnings (loss) per common share—basic and diluted	$0.29	$0.30	$0.31	$0.35	$0.31	$0.38

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
For the three months ended March 31, 2024, the Company did not record U.S. federal excise tax expense. For the three months ended March 31, 2023, the Company did not record U.S. federal excise tax.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Three Months Ended March 31,
	2024			2023
($ in thousands, except share and per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Per share data:
Net asset value, at beginning of period	$10.38	$10.38	$10.38	$10.02	$10.02	$10.02
Results of operations:
Net investment income(1)	0.25	0.26	0.27	0.28	0.29	0.30
Net realized and unrealized gain (loss)(2)	0.04	0.04	0.04	0.12	0.11	0.10
Net increase (decrease) in net assets resulting from operations	0.29	0.30	0.31	0.40	0.40	0.40
Shareholder distributions:
Distributions from net investment income(3)	(0.23)	(0.24)	(0.25)	(0.30)	(0.30)	(0.30)
Distributions from net realized gains(7)	—	—	—	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(0.23)	(0.24)	(0.25)	(0.30)	(0.30)	(0.30)
Total increase (decrease) in net assets	0.06	0.06	0.06	0.10	0.10	0.10
Net asset value, at end of period	$10.44	$10.44	$10.44	$10.12	$10.12	$10.12

Total Return(4)	2.8%	3.0%	3.1%	3.8%	3.9%	4.0%

Ratios
Ratio of net expenses to average net assets(5)(6)	11.3%	12.5%	10.4%	11.0%	10.6%	10.2%
Ratio of net investment income to average net assets(6)	9.9%	10.2%	10.6%	11.9%	8.3%	12.1%
Portfolio turnover rate	4.4%	4.4%	4.4%	N.M	N.M	N.M

Supplemental Data
Weighted-average shares outstanding	44,573,012	1,319,609	151,940,426	15,025,092	379,914	94,612,970
Shares outstanding, end of period	46,477,934	1,312,166	159,099,190	16,865,945	528,788	96,200,577
Net assets, end of period	$485,069	$13,700	$1,660,456	$170,661	$5,350	$973,700
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
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the three months ended March 31, 2024, the total operating expenses to average net assets were 11.3%, 12.5%, 10.4% for Class S, Class D and Class I common stock, respectively. For the three months ended March 31, 2023, the total operating expenses to average net assets were 11.0%, 10.6%, 10.2% for Class S, Class D and Class I common stock, respectively.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

(6)The ratio reflects an annualized amount for the three months ended March 31, 2024 and for the three months ended March 31, 2023, except in the case of non-recurring expenses (e.g. initial organization expenses) and offering expenses, where applicable.
(7)The distributions from net realized gain (loss) on investments per share for the three months ended March 31, 2024 and 2023, rounds to less than $0.01 per share, respectively.
Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of these financial statements. There have been no subsequent events to disclose except for the following:
Distribution
On May 7, 2024 our Board declared a distribution of $0.074775 per share, payable on or before June 26, 2024 to shareholders of record as of May 31, 2024, a distribution of $0.074775 per share, payable on or before July 26, 2024 to shareholders of record as of June 28, 2024, a distribution of $0.074775 per share, payable on or before August 23, 2024 to shareholders of record as of July 31, 2024 and a special distribution of $0.030000 per share, payable on or before July 26, 2024 to shareholders of record as of June 28, 2024.
Equity Raise Proceeds
As of May 9, 2024, the Company has issued approximately 49.4 million shares of its Class S common stock, approximately 181.5 million shares of its Class I common stock and approximately 2.6 million shares of its Class D common stock and has raised total gross proceeds of approximately $505.5 million, $1.8 billion, and $26.4 million, respectively, including seed capital of $1,000 contributed by its Adviser in September 2021 and approximately $50.0 million in gross proceeds raised from Feeder FIC ORTIC and Blue Owl Holdings, entities affiliated with the Adviser. In addition, the Company has received $123.5 million in subscription payments which the Company accepted on May 3, 2024, which are pending the Company’s determination of the net asset value per share applicable to such purchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Technology Income Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2023 in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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
On September 30, 2021, an affiliate of the Adviser ("the Initial Shareholder") purchased 100 shares of our Class I common stock at $10.00 per share, which represents the initial public offering price of such shares. The Initial Shareholder will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue its role. On October 6, 2021, we received a subscription agreement, totaling $50.0 million for the purchase of Class I common shares of our common stock from entities affiliated with the Adviser. We had called all of the $50.0 million under the subscription agreement as of March 31, 2024.
Since meeting the minimum offering requirement and commencing our continuous public offering through March 31, 2024, we have issued 46,079,438 shares of Class S common stock, 2,578,046 shares of Class D common stock, and 18,698,540 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $470.4 million, $26.2 million, and $188.8 million, respectively, including $1,000 of seed capital contributed by its Initial Shareholder. We have issued 148,517,180 shares of our Class I common stock to feeder vehicles primarily created to hold our Class I shares in a Private Offering and raised gross proceeds of approximately $1.5 billion.
Our Adviser also serves as investment adviser to Blue Owl Technology Finance Corp. II.
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies. Blue

Owl’s Credit platform is comprised of the Adviser, OTCA, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”), and Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with the Adviser, OCA, ODCA and OTCA, the “Blue Owl Credit Advisers”), which are also investment advisers. As of March 31, 2024, the Adviser and its affiliates had $91.3 billion in assets under management across Blue Owl’s Credit platform.
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
Our Investment Framework

We are a Maryland corporation organized primarily to originate and make debt and equity investments in, technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity or equity-linked investments. We may hold our investments directly or through special purpose vehicles. Since our Adviser's affiliates began investment activities in April 2016 through March 31, 2024, the Blue Owl Credit Advisers have originated $99.6 billion of aggregate principal amount of investments across multiple industries, of which $95.8 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We target portfolio companies where we can structure larger transactions. As of March 31, 2024, our average investment size in each of our portfolio companies was approximately $27.0 million based on fair value. As of March 31, 2024, investments we classify as traditional financing, excluding certain investments that fall outside of our typical borrower profile, represented 92.7% of our total portfolio based on fair value and these portfolio companies had a weighted average annual revenue of $1.4 billion, a weighted average annual EBITDA of $0.4 billion and a weighted average enterprise value of $6.5 billion. As of March 31, 2024, investments we classify as growth capital represented 6.9% of our total portfolio based on fair value and these portfolio companies had a weighted average annual revenue of $2.3 billion and weighted average enterprise value of $16.0 billion.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2024, 99.9% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
Our investment portfolio may consist of floating rate loans. Macro trends in base interest rates like SOFR, and any other alternative reference rates may affect our net investment income over the long term. However, because we generally intend to originate loans to a small number of portfolio companies each quarter, and those investments may vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, may often be idiosyncratic, and may reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends. Generally, because our portfolio consists primarily of floating rate loans, we expect our earnings to benefit from a prolonged higher rate environment.
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
Under the Expense Support Agreement, “Operating Expenses” was defined as all of our operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. “Available Operating Funds” was defined as the sum of (i) our estimated investment company taxable income (including realized net short-term capital gains reduced by realized net long-term capital losses), (ii) our realized net capital gains (including the excess of realized net long-term capital gains over realized net short-

term capital losses) and (iii) dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies, if any (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
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
On May 9, 2023, the Company and the Adviser amended the Expense Deferral Agreement to provide that the Adviser's obligation to incur and pay the Company’s expenses would cease as of April 30, 2023, and that the Company would repay the expenses previously incurred by the Adviser on the Company’s behalf in eighteen equal installments, upon meeting specified conditions. The first installment became an obligation of the Company on December 1, 2023, when the Company reached $1.75 billion in Net Subscriptions received from the sale of the Company’s common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75.0 million in Net Subscriptions received from the sale of the Company’s common shares thereafter. The Company recorded $2.0 million of expenses, of which $0.6 million related to offering costs, for the three months ended March 31, 2024.
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
Portfolio and Investment Activity
On March 21, 2022, the Board approved multiple purchase agreements with Macquarie US Trading LLC (“Macquarie”) and certain of its affiliates (each, a “Financing Provider” and collectively, the “Financing Providers”). Under the purchase agreements, the Company had forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Providers, each of whom was obligated to settle the sale of such investments subject to the following conditions: (a) the Company received a minimum of $450.0 million of subscriptions; and (b) the Board approved the purchase of the specific Warehouse Investments. As of May 10, 2022, conditions under the purchase agreement were met and we became obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of March 31, 2024, the Company settled its required obligations under the purchase agreements.
As of March 31, 2024, based on fair value, our portfolio consisted of 87.1% first lien senior debt investments (of which 34.3% we consider to be unitranche debt investments (including "last out" portions of such loans)), 6.0% second lien senior secured debt investments, 5.7%, preferred equity investments, and 1.2% common equity investments.
As of March 31, 2024, our weighted average total yield of the portfolio at fair value and amortized cost was 11.4% and 11.5%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 11.6% and 11.6%, respectively. As of March 31, 2024, the weighted average spread of total debt investments was 5.7%.
As of March 31, 2024, we had investments in 140 portfolio companies with an aggregate fair value of $3.8 billion. As of March 31, 2024, we had net leverage of 0.71x debt-to-equity.
The current lending environment has seen an increase in public market activity and merger and acquisition activity is currently limited. We expect origination activity to increase in the future because of the amount of undeployed capital private equity firms have available and as there is further clarity on the interest rate environment. Should we see an increase in repayments, we intend to balance the pace of our originations with the aim of achieving leverage within our target range.
The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service-oriented sectors such as software and healthcare, all of which serve diversified and durable end markets. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers that we classify as traditional financing, which exclude certain investments that fall outside of our typical borrower profile, have a weighted average EBITDA of $393.0 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In Blue Owl continues to invest in transactions in excess of $1 billion in size, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protection. We are continuing to monitor the effect that continued elevated interest rate environment may have on our portfolio companies and our investment activities.
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

We also continue to invest in specialty financing portfolio companies, including LSI Financing DAC 1 ("LSI Financing"). These companies may use our capital to support acquisitions which could continue to lead to increased dividend income across well-diversified underlying portfolios. In the future we may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. See “Specialty Financing Portfolio Companies.”

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
New investment commitments
Gross originations	$864,509	$50,802
Less: Sell downs	(5,250)	—
Total new investment commitments	$859,259	$50,802
Principal amount of investments funded:
First-lien senior secured debt investments	$774,285	$40,263
Second-lien senior secured debt investments	—	—
Preferred equity investments	—	9,776
Common equity investments	—	14
Total principal amount of investments funded	$774,285	$50,053
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(230,863)	$—
Second-lien senior secured debt investments	(12,572)	—
Unsecured debt investments	—	—
Preferred equity investments	(242)	—
Common equity investments	—	—
Total principal amount of investments sold or repaid	$(243,677)	$—

Number of new investment commitments in new portfolio companies(1)	40	4
Average new investment commitment amount in new portfolio companies(1)	$17,636	$4,533
Weighted average term for new debt investment commitments (in years)	5.6	4.3
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—%	—%
Weighted average interest rate of new debt investment commitments(2)	9.6%	10.4%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	4.3%	5.5%
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.30% as of March 31, 2024 and 4.91%, as of March 31, 2023, respectively.

The table below presents our investments at amortized cost and fair value as of the following periods:

	As of		As of
	March 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$3,262,860	$3,290,771	$2,731,855	$2,750,873
Second-lien senior secured debt investments	232,368	226,506	244,033	240,627
Preferred equity investments(2)	213,312	216,764	208,036	211,797
Common equity investments	40,709	44,143	40,704	43,444
Total Investments	$3,749,249	$3,778,184	$3,224,628	$3,246,741
(1) 34.3% and 39.0% of which we consider unitranche loans as of March 31, 2024 and December 31, 2023, respectively.
(2) Includes equity investment in LSI Financing.

We use GICs for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of
	March 31, 2024	December 31, 2023
Aerospace & Defense	1.6%	1.8%
Application Software	11.8%	12.9%
Banks	1.6%	1.9%
Beverages	1.3%	1.5%
Buildings & Real Estate	0.6%	0.6%
Building Products	0.3%	0.3%
Commercial Services & Supplies	3.4%	3.8%
Construction & Engineering	0.7%	0.5%
Containers & Packaging	1.2%	0.8%
Diversified Consumer Services	2.3%	1.2%
Diversified Financial Services	5.0%	2.8%
Diversified Telecommunication Services	0.2%	—%
Electrical Equipment	—%	3.1%
Energy Equipment & Services	0.3%	0.2%
Food & Staples Retailing	4.2%	4.5%
Health Care Equipment & Supplies	2.4%	1.9%
Health Care Providers & Services	4.5%	5.2%
Health Care Technology	12.1%	11.4%
Industrial Conglomerates	0.8%	—%
Insurance	6.5%	6.3%
IT Services	5.4%	6.0%
Life Sciences Tools & Services	1.8%	1.8%
Machinery	0.5%	0.5%
Media	0.9%	—%
Multiline Retail	0.3%	—%
Pharmaceuticals(1)	1.0%	0.8%
Professional Services	5.6%	3.9%
Real Estate Management & Development	2.1%	2.3%
Specialty Retail	0.2%	—%
Systems Software	21.4%	24.0%
Total	100.0%	100.0%
(1) Includes equity investment in LSI Financing.
We classify the industries of our portfolio companies be end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.

The table below presents investments by geographic composition based on fair value as of the following periods:

	As of
	March 31, 2024	December 31, 2023
United States:
Midwest	17.2%	17.1%
Northeast	17.4%	19.1%
South	27.3%	26.8%
West	28.1%	26.2%
International	10.0%	10.8%
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	As of
	March 31, 2024	December 31, 2023
Weighted average total yield of portfolio	11.4%	11.8%
Weighted average total yield of debt and income producing securities	11.6%	12.0%
Weighted average interest rate of debt securities	11.0%	11.4%
Weighted average spread over base rate of all floating rate investments	5.7%	6.0%
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
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of		As of
	March 31, 2024		December 31, 2023
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$137,059	3.6%	$71,807	2.2%
2	3,585,241	94.9%	3,156,618	97.2%
3	55,884	1.5%	18,316	0.6%
4	—	—%	—	—%
5	—	—%	—	—%
Total	$3,778,184	100.0%	$3,246,741	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	As of		As of
	March 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,495,228	100.0%	$2,975,888	100.0%
Non-accrual	—	—%	—	—%
Total	$3,495,228	100.0%	$2,975,888	100.0%
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

Specialty Financing Portfolio Company

LSI Financing

LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment in LSI Financing. As of March 31, 2024 and December 31, 2023, the fair value of our investment in LSI Financing was $12.9 million and $13.0 million, respectively. For the three months ended March 31, 2024, we increased our commitment by $2.5 million. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.

Results of Operations

The table below presents the operating results for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Total Investment Income	$105,936	$59,962
Less: Net operating expenses	(53,422)	(27,564)
Net Investment Income (Loss) Before Taxes	52,514	32,398
Less: Excise taxes	—	—
Net Investment Income (Loss) After Taxes	$52,514	$32,398
Net change in unrealized gain (loss)	8,329	9,122
Net realized gain (loss)	4	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$60,847	$41,520
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
The table below presents investment income for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest income	$92,605	$47,894
PIK interest income	5,316	3,454
PIK dividend income	3,855	8,014
Dividend Income	2,485	—
Other income	1,675	600
Total Investment Income	$105,936	$59,962
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interest obtained in connection with originated loans, such as options, warrants, or conversion rights.
For the three months ended March 31, 2024 and 2023
Investment income increased by $46.0 million for the three months ended March 31, 2024 primarily due to an increase in interest income as a result of an increase in our investment portfolio which increased from $2.1 billion as of March 31, 2023 to $3.8 billion as of March 31, 2024. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. PIK interest represented approximately 5.0% and 5.8% of investment income for the three months ended March 31, 2024 and 2023, respectively. PIK dividend income represented approximately 3.6% and 13.4% of investment income for the years ended March 31, 2024 and 2023, respectively. Dividend income increased by $2.5 million period-over-period driven by an increase in our portfolio of dividend income-producing investments. Other income increased by $1.1 million period-over-period due a increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents expenses for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Offering costs	$906	$—
Interest expense	33,011	19,398
Management fees	6,014	3,214
Capital gains incentive fees	1,042	—
Performance based incentive fees	7,651	4,629
Professional fees	1,647	—
Directors' fees	367	—
Shareholder servicing fees	990	323
Other general and administrative	1,794	—
Total Operating Expenses	53,422	27,564
Net Operating Expenses	$53,422	$27,564
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the three months ended March 31, 2024 and 2023

Net operating expenses, increased by $25.9 million for three months ended March 31, 2024 due to an increase in interest expense, management fees, capital gains incentive fees, performance based incentive fees and other expenses of $13.6 million, $2.8 million, $1.0 million, $3.0 million, and $5.5 million, respectively. The increase in interest expense was driven by an increase in average daily borrowings to $1.5 billion from $970.0 million, coupled with an increase in the average interest rate to 8.5% from 7.8%, period over period. The increase in management fees was driven by growth in the net asset value of the portfolio period-over-period. The increase in capital gains incentive fees was driven by an increase in unrealized appreciation on the portfolio period over period. The increase in incentive fees was due to higher pre-incentive fee net investment income. The increase in offering costs, professional fees, director’s fees and other general and administrative expenses was driven by an amendment to the Expense Deferral Agreement period over period.

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
For the three months ended March 31, 2024, we did not record U.S. federal excise tax. For the three months ended March 31, 2023, we did not record U.S. federal excise tax.
Net Change in Unrealized Gains (Loss) on Investments
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The table below presents the composition to the net change in unrealized gains (losses) for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Net change in unrealized gain (loss) on investments	$9,628	$9,143
Net change in translation of assets and liabilities in foreign currencies	(1,299)	(21)
Net Change in Unrealized Gain (Loss)	$8,329	$9,122
For the Three Months Ended March 31, 2024 and 2023
The primary driver of our portfolio’s unrealized gain was an increase in the fair value of our debt investments due to current market conditions, including credit spreads tightening, and reversals of prior period unrealized losses that were realized during the period in connection with the restructuring of certain debt investments.
The tables below present the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Three Months Ended March 31, 2024
($ in thousands)
Asurion, LLC	$(1,941)
Minerva Holdco, Inc.	(817)
RealPage, Inc.	(609)
Picard Holdco, Inc.	550
Grayshift, LLC	576
SailPoint Technologies Holdings, Inc.	648
Circana Group, L.P. (fka The NPD Group, L.P.)	658
Securiti, Inc.	704
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	791
Blackhawk Network Holdings, Inc.	1,843
Remaining Portfolio Companies	7,225
Total	$9,628

Portfolio Company	For the Three Months Ended March 31, 2023
($ in thousands)
Asurion, LLC	$1,382
Kaseya, Inc.	955
SailPoint Technologies Holdings, Inc.	868
Minerva Holdco, Inc. (dba Athenahealth, Inc.)	685
Circana Group, L.P. (fka The NPD Group, L.P.)	645
Zendesk, Inc.	597
Hyperion Refinance S.a.r.l (dba Howden Group)	483
Grayshift, LLC	427
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	(524)
Perforce Software, Inc.	(541)
Remaining Portfolio Companies	4,166
Total	$9,143

Net Realized Gains (Losses) on Investments
The table below presents the change to the realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Net realized gain (loss) on investments	$—	$(2)
Net realized gain (loss) on foreign currency transactions	4	2
Net Realized Gain (Loss)	$4	$—

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
In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material. As of March 31, 2024 and December 31, 2023, our asset coverage ratio was 229.3% and 235.4%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitment we are required to fund. As of March 31, 2024, our weighted average cost of debt was 8.8%.
As of March 31, 2024, cash, taken together with our available debt capacity, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash need will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future. As of March 31, 2024, we had $487.3 million available under our credit facilities.
As of March 31, 2024, we had $48.3 million in cash. For the three months ended March 31, 2024, we used $0.4 billion in cash for operating activities, primarily as a result of funding portfolio investments of $0.7 billion. Cash provided by financing activities was $0.4 billion during the period, which was the result of proceeds from gross borrowings on our credit facilities of $0.6 billion, partially offset by repayments on our credit facilities of $0.4 billion, and $0.3 billion of proceeds from issuance of common shares.
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

The tables below present transactions with respect to shares of our common stock for the following periods:

	For the Three Months Ended March 31, 2024
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	6,424,664	$67,066	36,566	$381	1,784,221	$18,539	8,245,451	$85,986
Shares/gross proceeds from the private placements	—	—	—	—	16,931,471	175,937	16,931,471	175,937
Share transfer between classes(1)	(761,052)	(7,915)	(1,310,646)	(13,605)	2,071,697	21,520	—	—
Reinvestment of distributions	487,077	5,060	14,528	150	1,421,971	14,774	1,923,575	19,984
Repurchased shares	(187,558)	(1,958)	—	—	(1,269,118)	(13,250)	(1,456,676)	(15,208)
Total shares/gross proceeds	5,963,131	62,253	(1,259,552)	(13,074)	20,940,242	217,520	25,643,821	266,699
Sales load	—	(307)	—	—	—	—	—	(307)
Total shares/net proceeds	5,963,131	$61,946	(1,259,552)	$(13,074)	20,940,242	$217,520	25,643,821	$266,392
(1) In certain cases, and subject to Blue Owl Securities LLC’s (d/b/a Blue Owl Securities) (the “Dealer Manager”) approval, including in situations where a holder of Class S or Class D shares exits a relationship with a participating broker-dealer for this offering and does not enter into a new relationship with a participating broker-dealer for this offering, such holder’s shares may be exchanged into an equivalent net asset value amount of Class I shares.

	For the Three Months Ended March 31, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	5,999,843	$60,846	419,426	$4,240	2,623,057	$26,471	9,042,326	$91,557
Shares/gross proceeds from the private placements	—	—	—	—	8,114,089	82,322	8,114,089	82,322
Reinvestment of distributions	181,104	1,835	2,343	24	1,120,721	11,351	1,304,168	13,210
Repurchased shares	(95,317)	(965)	—	—	(3,475,640)	(35,173)	(3,570,957)	(36,138)
Total shares/gross proceeds	6,085,630	61,716	421,769	4,264	8,382,227	84,971	14,889,626	150,951
Sales load	—	(264)	—	—	—	—	—	(264)
Total shares/net proceeds	6,085,630	$61,452	421,769	$4,264	8,382,227	$84,971	14,889,626	$150,687

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
The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

For the Three Months Ended March 31, 2024
	Class S			Class D			Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2024	$10.38	$—	$10.38	$10.38	$—	$10.38	$10.38	$—	$10.38
February 1, 2024	$10.39	$—	$10.39	$10.39	$—	$10.39	$10.39	$—	$10.39
March 1, 2024	$10.40	$—	$10.40	$10.40	$—	$10.40	$10.40	$—	$10.40
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
The tables below present cash distributions per share that were declared for the following periods:

For the Three Months Ended March 31, 2024
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 20, 2023	January 31, 2024	February 23, 2024	$0.074775	$2,870	$92	$10,742
February 21, 2024	February 29, 2024	March 22, 2024	0.074775	3,035	95	11,459
February 21, 2024	March 29, 2024	April 23, 2024	0.074775	3,126	95	11,897
February 21, 2024	March 29, 2024	April 23, 2024	0.030000	1,394	39	4,773
		Total	$0.254325	$10,425	$321	$38,871
(1) On February 21, 2024 the Company’s board of directors declared a distribution of $0.074775 per share, payable on or before May 31, 2024 to shareholders of record as of April 30, 2024.
(2) Distributions per share are gross of shareholder servicing fees.
(3) Distribution amounts are presented net of shareholder servicing fees.

For the Three Months Ended March 31, 2023
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 22, 2022	January 31, 2023	February 24, 2023	$0.075000	$1,010	$19	$6,766
January 25, 2023	January 31, 2023	February 24, 2023	0.074775	909	19	6,746
February 21, 2023	February 28, 2023	March 23, 2023	0.074775	1,019	27	7,110
March 22, 2023	March 31, 2023	April 26, 2023	0.074775	1,137	38	7,193
		Total	$0.299325	$4,075	$103	$27,815
(1) Distributions per share are gross of shareholder servicing fees.
(2) Distribution amounts are net of shareholder servicing fees.

We have adopted a distribution reinvestment plan which was amended and restated on May 6, 2024. The amended and restated distribution reinvestment plan provides for reinvestment of any cash distributions on behalf of shareholders who have enrolled in the distribution reinvestment plan. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have enrolled in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution. We expect to use newly issued shares to implement the distribution reinvestment plan.
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
The tables below presents the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock for the following periods:

	For the Three Months Ended March 31, 2024
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.265446	$52,514	105.8%
Net realized gain (loss) on investments	—	—	—%
Distributions in excess of net investment income/(undistributed net investment income)	(0.011121)	(2,897)	(5.8)%
Total	$0.254325	$49,617	100.0%
(1) Distributions per share are gross of shareholder servicing fees.
(2) Data in this table is presented on a consolidated basis. Refer to Note 11 “Financial Highlights” for amounts by share class.

	For the Three Months Ended March 31, 2023(1)
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.29448	$32,398	101.3%
Net realized gain (loss) on investments	(0.00002)	(2)	—%
Distributions in excess of (undistributed) net investment income	0.00486	(403)	(1.3)%
Total	$0.29933	$31,993	100.0%
(1) Distributions per share are gross of shareholder servicing fees.
(2) Data in this table is presented on a consolidated basis. Refer to Note 11 “Financial Highlights” for amounts by share class.

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
The tables below present our share repurchase activity:

For the Three Months Ended, March 31, 2024
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 27, 2024	I	March 29, 2024	$13,250	$10.44	1,269,118
February 27, 2024	S	March 29, 2024	1,958	$10.44	187,558
Total			$15,208		1,456,676

For the Three Months Ended March 31, 2023
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 28, 2023	I	March 31, 2023	$35,173	$10.12	3,475,640
February 28, 2023	S	March 31, 2023	965	$10.12	95,317
Total			$36,138		3,570,957

Debt
Aggregate Borrowings
The tables below present our debt obligations as of the following periods:

	As of
	March 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$875,000	$556,246	$318,754	$(7,413)	$548,833
SPV Asset Facility I	750,000	540,000	24,177	(3,741)	536,259
SPV Asset Facility II	250,000	—	122,601	(2,202)	(2,202)
SPV Asset Facility III	550,000	200,000	21,722	(4,939)	195,061
Series 2023A Notes	100,000	100,000	—	(917)	99,083
Series 2023B-A Notes	100,000	100,000	—	(870)	99,130
Series 2023B-B Notes	75,000	75,000	—	(787)	74,213
Total Debt	$2,700,000	$1,571,246	$487,254	$(20,869)	$1,550,377
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

	As of
	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$875,000	$541,410	$333,590	$(7,772)	$533,638
SPV Asset Facility I	750,000	550,000	41,800	(4,043)	545,957
SPV Asset Facility II	250,000	—	158,797	(2,333)	(2,333)
Series 2023A Notes	100,000	100,000	—	(1,018)	98,982
Series 2023B-A Notes	100,000	100,000	—	(826)	99,174
Series 2023B-B Notes	75,000	75,000	—	(768)	74,232
Total Debt	$2,150,000	$1,366,410	$534,187	$(16,760)	$1,349,650
(1) The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest expense	$31,790	$18,724
Amortization of debt issuance costs	1,221	674
Total Interest Expense	$33,011	$19,398

Average interest rate(1)	8.5%	7.8%
Average daily outstanding borrowings(1)	$1,493,438	$970,002

(1) Averages are calculated based on annualized amounts.

The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
March 31, 2024 (Unaudited)	$556.2	2,292.7	—	N/A
December 31, 2023	$541.4	2,353.7	—	N/A
December 31, 2022	$415.2	1,958.8	—	N/A
December 31, 2021	$—	—	—	N/A
SPV Asset Facility I
March 31, 2024 (Unaudited)	$540.0	2,292.7	—	N/A
December 31, 2023	$550.0	2,353.7	—	N/A
December 31, 2022	$614.0	1,958.8	—	N/A
December 31, 2021	$—	—	—	N/A
SPV Asset Facility II
March 31, 2024 (Unaudited)	$—	2,292.7	—	N/A
December 31, 2023	$—	2,353.7	—	N/A
SPV Asset Facility III
March 31, 2024 (Unaudited)	$200.0	2,292.7	—	N/A
Series 2023A Notes
March 31, 2024 (Unaudited)	$100.0	2,292.7	—	N/A
December 31, 2023	$100.0	2,353.7	—	N/A
Series 2023B-A Notes
March 31, 2024 (Unaudited)	$100.0	2,292.7	—	N/A
December 31, 2023	$100.0	2,353.7	—	N/A
Series 2023B-B Notes
March 31, 2024 (Unaudited)	$75.0	2,292.7	—	N/A
December 31, 2023	$75.0	2,353.7	—	N/A
Promissory Note(5)
December 31, 2021	$—	—	—	N/A
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
(5) The promissory note was terminated in June 2022.

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

SPV Asset Facility III
On January 9, 2024 (the “SPV Asset Facility III Closing Date”), Tech Income Funding III LLC (“Tech Income Funding III”), a Delaware limited liability company and a newly formed subsidiary of ours entered into a Credit Agreement (the “SPV Asset Facility III”), with Tech Income Funding III, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Alter Domus (US) LLC, as document custodian, and the lenders party thereto.
From time to time, we expect to sell and contribute certain investments to Tech Income Funding III pursuant to a Sale and Contribution Agreement, dated as of the SPV Asset Facility III Closing Date, by and between us and Tech Income Funding III. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility III will be used to finance the origination and acquisition of eligible assets by Tech Income Funding III, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Tech Income Funding III through its ownership of Tech Income Funding III. The initial maximum principal amount which may be borrowed under the SPV Asset Facility III is $550.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Tech Income Funding III’s assets from time to time, and satisfaction of certain conditions, including coverage tests, collateral quality tests, a lender advance rate test and certain concentration limits.
The SPV Asset Facility III provides for the ability to draw term loans and to draw and redraw revolving loans under the SPV Asset Facility III for a period of up to two years after the SPV Asset Facility III Closing Date. Unless otherwise terminated, the SPV Asset Facility III will mature on January 9, 2034 (the “SPV Asset Facility III Stated Maturity”). Prior to the SPV Asset Facility III Stated Maturity, proceeds received by Tech Income Funding III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility III Stated Maturity, Tech Income Funding III must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us. The SPV Asset Facility III may be permanently reduced, in whole or in part, at the option of Tech Income Funding III subject to payment of a premium for a period of one year.
Amounts drawn bear interest at a reference rate (initially SOFR) plus a spread of 3.05%, and the aggregate term commitment and revolving commitment are subject to a minimum utilization amount. The undrawn amount of the aggregate term commitment and revolving commitment not subject to such spread payment is subject to an undrawn fee of 0.25% per annum for the first three months, and 0.50% per annum thereafter; provided that after twelve months, if the drawn amount is less than or equal to 67.5% of the aggregate term commitment and revolving commitment, then the portion of the undrawn amount constituting the positive difference between the drawn amount and 67.5% of the aggregate term commitment and revolving commitment is subject to an undrawn fee 1.50% of per annum. Certain additional fees are payable to Société Générale as administrative agent.
The SPV Asset Facility III contains customary covenants, including certain maintenance covenants, and events of default. The SPV Asset Facility III is secured by a perfected first priority security interest in the assets of Tech Income Funding III and on any payments received by Tech Income Funding III in respect of those assets. Assets pledged to the lenders will not be available to pay our debts.
Borrowings of Tech Income Funding III are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
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

Off-Balance Sheet Arrangements

Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. We had the following outstanding commitments to fund investments in current portfolio companies as of the following periods:

		As of
Portfolio Company	Investment	March 31, 2024	December 31, 2023
($ in thousands)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	$3,011	$2,408
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	—	762
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	3,442	3,820
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273	2,273
Anaplan, Inc.	First lien senior secured revolving loan	6,481	6,481
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	10,081	10,587
Appfire Technologies, LLC	First lien senior secured revolving loan	1,260	1,260
Aptean Acquiror, Inc.	First lien senior secured delayed draw term loan	5,400	—
Aptean Acquiror, Inc.	First lien senior secured revolving loan	2,913	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR term loan	13,693	14,005
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK term loan	13,720	14,656
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	1,521	1,556
Avalara, Inc.	First lien senior secured revolving loan	2,273	2,273
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	17,813	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	2,850	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	2,749	2,866
Bamboo US BidCo LLC	First lien senior secured revolving loan	4,103	4,103
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	75	100
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	123	185
Certinia, Inc.	First lien senior secured revolving loan	5,882	5,882
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	3,986	7,429
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	—	750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	375	375
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	22,991	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	70
Coupa Holdings, LLC	First lien senior secured revolving loan	54	54
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	9,434	9,434
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	91
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	344	344.00
Entrata, Inc.	First lien senior secured revolving loan	3,941	3,941
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	1,896	1,896
Fiesta Purchaser, Inc.	First lien senior secured revolving loan	1,986	—
Finastra USA, Inc.	First lien senior secured revolving loan	5,106	4,608
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	78	145
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	67	93
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	370	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	93	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	37	37

		As of
Portfolio Company	Investment	March 31, 2024	December 31, 2023
Galway Borrower LLC	First lien senior secured delayed draw term loan	6,217	—
Galway Borrower LLC	First lien senior secured revolving loan	657	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,391	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	7,600
Granicus, Inc.	First lien senior secured delayed draw term loan	1,736	—
Granicus, Inc.	First lien senior secured revolving loan	1,645	—
Grayshift, LLC	First lien senior secured revolving loan	5,806	5,806
Hyland Software, Inc.	First lien senior secured revolving loan	1,919	1,919
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1,957	—
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	2,894	3,127
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,085	2,382
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	4,485	4,485
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	2,563	3,203
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	718	1,350
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	12,716	12,716
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	5,934	5,934
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	4,567	4,567
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,135	1,135
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	809	757
Kaseya Inc.	First lien senior secured delayed draw term loan	3,803	3,803
Kaseya Inc.	First lien senior secured revolving loan	3,038	3,038
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	5,875	4,112
LSI Financing 1 DAC	Series 6 Notes	2,455	—
ManTech International Corporation	First lien senior secured delayed draw term loan	6,698	6,698
ManTech International Corporation	First lien senior secured revolving loan	5,590	5,590
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	1,525	791
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2,846	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	4,268	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	4,118	4,118
Omnia Partners, LLC	First lien senior secured delayed draw term loan	—	172
OneOncology LLC	First lien senior secured delayed draw term loan	3,500	5,357
OneOncology LLC	First lien senior secured revolving loan	2,857	2,857
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	534	534
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954	954
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	4,469	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	1,345	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	5,120	5,120
PetVet Care Centers, LLC	First lien senior secured revolving loan	5,373	5,373
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182	2,182
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	504	4,412
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	756	1,260
Rubrik, Inc.	First lien senior secured delayed draw term loan	4,309	5,876
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	10,896	10,896
Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559

		As of
Portfolio Company	Investment	March 31, 2024	December 31, 2023
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	871	917
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	5,658	5,658
Smarsh Inc.	First lien senior secured delayed draw term loan	3,333	3,333
Smarsh Inc.	First lien senior secured revolving loan	160	267
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	215	145
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369	1,369
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071	1,071
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	350	350
Zendesk, Inc.	First lien senior secured delayed draw term loan	14,633	14,633
Zendesk, Inc.	First lien senior secured revolving loan	6,026	6,026
Total Unfunded Portfolio Company Commitments		$331,076	$267,936
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of March 31, 2024, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
As of June 8, 2022, we settled the 4 warehouse investments that the Financing Providers purchased having an aggregate cost of $127.0 million. As of March 31, 2024, there were no purchase agreements outstanding with the Financing Providers.
Organizational and Offering Costs
The Adviser and its affiliates have incurred and charged organization and offering costs on our behalf in the amount of $0.1 million and $0.7 million for the three months ended March 31, 2024, respectively. The Adviser and its affiliates have incurred organization and offering costs on our behalf in the amount of $4.3 million for the period from June 22, 2021 (Inception) to March 31, 2023, and there were no organization and offering costs charged to us for the period from June 22, 2021 (Inception) to March 31, 2023. As of March 31, 2024, and December 31, 2023, the total organization and offering costs incurred by the Adviser and its affiliates on our behalf were $4.7 million and $4.6 million, respectively. As of March 31, 2024 and December 31, 2023, the total organization and offering costs charged by the Adviser and its affiliates to us were $0.9 million and $0.2 million, respectively. Under the Investment Advisory Agreement, there will be no liability on our part for the offering or organization costs funded by the Adviser or its affiliates until we have satisfied the minimum offering requirement. At such time, the Adviser will be entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs funded by the Adviser or its affiliates have been recovered.

Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2024, management was not aware of any pending or threatened litigation.
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
On May 9, 2023, we and the Adviser amended the Expense Deferral Agreement to provide that the Adviser’s obligation to incur and pay our expenses would cease as of April 30, 2023, and that we would repay the expenses previously incurred by the Adviser on our behalf in eighteen equal installments, upon meeting specified conditions. As of March 31, 2024 and December 31, 2023, the Adviser has incurred total expenses of $12.0 million and $12.0 million, respectively, which includes organization and offering costs of $4.3 million and $4.3 million, respectively, under the Expense Deferral Agreement. The first installment became an obligation of ours on December 1, 2023 when we reached $1.75 billion in Net Subscriptions received from the sale of our common shares. Each of the seventeen remaining installments will become an obligation of ours for each $75.0 million in Net Subscriptions received from the sale of our common shares thereafter. For the three months ended March 31, 2024 we became obligated to reimburse the Adviser for three additional installments, and recorded $2.0 million of expenses, of which $0.6 million related to offering costs. As of March 31, 2024 and December 31, 2023, the remaining total expenses under the Expense Deferral Agreement were $9.3 million and $11.3 million, respectively. As of March 31, 2024, Net Subscriptions received from the sale of our common shares were $2.0 billion.
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
The Adviser did not incur expenses on behalf of the Company for the three months ended March 31, 2024. For the period from June 22, 2021 (Inception) to December 31, 2023, the total expenses incurred by the Adviser were $12.0 million.
Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities as of March 31, 2024:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$556,246	$—	$—	$556,246	$—
SPV Asset Facility I	540,000	—	—	540,000	—
SPV Asset Facility II	—	—	—	—	—
SPV Asset Facility III	200,000	—	—	—	200,000
Series 2023A Notes	100,000	—	100,000	—	—
Series 2023B-A Notes	100,000	—	—	100,000	—
Series 2023B-B Notes	75,000	—	75,000	—	—
Total Contractual Obligations	$1,571,246	$—	$175,000	$1,196,246	$200,000

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

Critical Accounting Policies
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in Form 10-K for the fiscal year ended December 31, 2023 in “ITEM 1A. - RISK FACTORS.”
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
With respect to distributions we have adopted a distribution reinvestment plan which was amended and restated on May 6, 2024. The amended and restated distribution reinvestment plan provides for reinvestment of any cash distributions on behalf of shareholders who have enrolled in the distribution reinvestment plan. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have enrolled in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution. We expect to use newly issued shares to implement the distribution reinvestment plan.
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
Recent Developments
On April 8, 2024, Tech Income Funding II entered into an amendment to the SPV Asset Facility II, which made certain benchmark conforming changes to facilitate the transition of the reference rate applicable to Canadian dollar-denominated loans under the SPV Asset Facility II from CDOR to CORRA plus a spread adjustment.
Joint Venture
On May 6, 2024, we entered into an agreement with each of Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Capital Corporation III, Blue Owl Credit income Corp., Blue Owl Technology Finance Corp., and Blue Owl Technology Finance Corp. II (together with us, the “Blue Owl BDCs”) and State Teachers Retirement System of Ohio (“OSTRS”) to co-manage Blue Owl Credit SLF LLC (“Credit SLF”), a joint venture that is expected to invest primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Each of the Blue Owl BDCs have agreed to initial commitments to Credit SLF totaling $50.0 million in the aggregate, of which we have agreed to contribute $2.5 million, representing an approximately 4% economic ownership. OSTRS will initially commit $7.1 million, representing a 12.5% economic ownership. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board.

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
As of March 31, 2024, 99.9% of our debt investments based on fair value were floating rates. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 0.7% and the majority of our debt investments have a floor of 0.8%. The Revolving Credit Facility, the SPV Asset Facility I, the SPV Asset Facility II, and the Series 2023B Notes bear interest at variable interest rates with no interest rate floor.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$106,417	$44,437	$61,980
Up 200 basis points	$70,944	$29,625	$41,319
Up 100 basis points	$35,472	$14,812	$20,660
Down 100 basis points	$(35,472)	$(14,812)	$(20,660)
Down 200 basis points	$(70,944)	$(29,625)	$(41,319)
Down 300 basis points	$(106,417)	$(44,437)	$(61,980)
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

Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
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
Item 1A. Risk Factors.
In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "ITEM 1A. RISK FACTORS" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition, and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC. In order to satisfy the reinvestment portion of our dividends for the Three Months Ended March 31, 2024, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class
1/25/2024	12/31/2023	182,486	$10.38	S
1/25/2024	12/31/2023	8,880	$10.38	D
1/25/2024	12/31/2023	527,822	$10.38	I
2/23/2024	1/31/2024	147,744	$10.39	S
2/23/2024	1/31/2024	2,724	$10.39	D
2/23/2024	1/31/2024	431,438	$10.39	I
3/22/2024	2/29/2024	156,846	$10.40	S
3/22/2024	2/29/2024	2,924	$10.40	D
3/22/2024	2/29/2024	462,711	$10.40	I
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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 28, 2023	I	March 31, 2023	$35,173	$10.12	3,475,640
February 28, 2023	S	March 31, 2023	$965	$10.12	95,317
February 27, 2024	I	March 29, 2024	$13,250	$10.44	1,269,118
February 27, 2024	S	March 29, 2024	$1,958	$10.44	187,558

Item 3. Defaults Upon Senior Disclosures.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information

Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
10.1
Credit Agreement, dated January 9, 2024, among Tech Income Funding III LLC, as Borrower, the Lenders parties thereto, Société Générale, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian, and Alter Domus (US) LLC, as Document Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 12, 2024).

10.2
Sale and Contribution Agreement, dated as of January 9, 2024, between Blue Owl Technology Income Corp., as Seller and Tech Income Funding III LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 12, 2024).

10.3*	Amended and Restated Distribution Reinvestment Plan, effective as of May 6, 2024.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Technology Income Corp.

Date: May 9, 2024	By:	/s/ Craig W. Packer
Craig W. Packer Chief Executive Officer

Blue Owl Technology Income Corp.

Date: May 9, 2024	By:	/s/ Bryan Cole
Bryan Cole Chief Financial Officer and Chief Operating Officer