Form 10-Q
period 2024-06-30
Blue Owl Technology Income Corp.
filed 2024-08-08
CIK 1869453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

As of August 8, 2024, the registrant had 59,540,954, 1,353,652 and 203,985,409 shares of Class S, Class D and Class I common stock, $0.01, par value per share, outstanding, respectively.

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
•the impact of elevated interest and inflation rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, uncertainties related to the 2024 U.S. presidential election, and the risk of recession or a shutdown of government could impact our business prospects and the prospects of our portfolio companies;
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Blue Owl Technology Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value
Non-controlled, non affiliated investments (amortized cost of $4,388,642 and $3,212,270, respectively)	$4,406,715	$3,233,740
Non-controlled, affiliated investments (amortized cost of $11,040 and $12,358, respectively)	11,970	13,001
Total investments at fair value (amortized cost of $4,399,682 and $3,224,628, respectively)	4,418,685	3,246,741
Cash	108,680	47,861
Interest receivable	39,677	31,525
Due from Adviser	—	37
Prepaid expenses and other assets	5,032	1,257
Total Assets	$4,572,074	$3,327,421
Liabilities
Debt (net of unamortized debt issuance costs of $21,996 and $16,760, respectively)	$1,788,445	$1,349,650
Distribution payable	26,127	16,870
Tender offer payable	37,494	40,291
Management fee payable	2,525	1,836
Incentive fee payable	11,345	9,617
Payable for investments purchased	40,819	14,874
Due to Adviser	3,607	963
Accrued expenses and other liabilities	20,651	11,717
Total Liabilities	1,931,013	1,445,818
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 55,715,685 and 40,514,803 issued and outstanding, respectively	557	405
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 1,344,032 and 2,571,718 issued and outstanding, respectively	13	26
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 196,286,497 and 138,158,948 shares issued and outstanding, respectively	1,963	1,382
Additional paid-in-capital	2,574,712	1,823,264
Accumulated undistributed (overdistributed) earnings	63,816	56,526
Total Net Assets	2,641,061	1,881,603
Total Liabilities and Net Assets	$4,572,074	$3,327,421
Net Asset Value Per Class S Share	$10.42	$10.38
Net Asset Value Per Class D Share	$10.42	$10.38
Net Asset Value Per Class I Share	$10.42	$10.38
____________________________________________________________________________________________________________

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$110,884	$54,006	$203,489	$101,900
PIK interest income	5,562	4,456	10,878	7,910
PIK dividend income	5,130	3,354	8,985	11,368
Dividend income	2,501	2,931	4,976	2,931
Other income	2,065	641	3,740	1,241
Total investment income from non-controlled, non-affiliated investments	126,142	65,388	232,068	125,350
Investment income from non-controlled, affiliated investments:
Dividend income	30	115	40	115
Total investment income from non-controlled, affiliated investments	30	115	40	115
Total Investment Income	126,172	65,503	232,108	125,465
Operating Expenses
Offering costs	1,809	—	2,715	—
Interest expense	36,171	21,067	69,182	40,465
Management fees	7,081	3,707	13,095	6,921
Capital gains incentive fees	(1,238)	—	(196)	—
Performance based incentive fees	9,247	4,879	16,898	9,508
Professional fees	2,494	605	4,141	605
Directors' fees	551	130	918	130
Shareholder servicing fees	1,187	476	2,177	799
Other general and administrative	2,725	482	4,519	482
Total Operating Expenses	60,027	31,346	113,449	58,910
Net Investment Income (Loss) Before Taxes	66,145	34,157	118,659	66,555
Income tax expense (benefit), including excise tax expense (benefit)	180	30	180	30
Net Investment Income (Loss) After Taxes	$65,965	$34,127	$118,479	$66,525

Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(10,501)	$(4,270)	$(1,012)	$4,873
Non-controlled, affiliated investments	148	—	287	—
Translation of assets and liabilities in foreign currencies	866	29	(433)	8
Total Net Change in Unrealized Gain (Loss)	(9,487)	(4,241)	(1,158)	4,881
Net realized gain (loss):
Non-controlled, non-affiliated investments	—	—	—	(2)
Foreign currency transactions	(408)	(78)	(404)	(76)
Total Net Realized Gain (Loss)	(408)	(78)	(404)	(78)
Total Net Realized and Change in Unrealized Gain (Loss)	(9,895)	(4,319)	(1,562)	4,803
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$56,070	$29,808	$116,917	$71,328

Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$11,527	$4,806	$24,541	$10,020
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock	$309	$200	$710	$317
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$44,234	$24,802	$91,666	$60,991

Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.21	$0.22	$0.50	$0.54
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	53,093,371	21,823,699	48,833,191	18,443,176
Earnings Per Share - Basic and Diluted of Class D Common Stock	$0.23	$0.24	$0.53	$0.52
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	1,341,873	829,372	1,330,741	605,885
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.24	$0.24	$0.55	$0.62
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	184,563,221	103,390,769	168,251,823	99,026,118

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Non-controlled/non-affiliated portfolio company investments
Debt Investments(6)
Aerospace & Defense
Bleriot US Bidco Inc.(8)(14)	First lien senior secured loan	S +	3.25%	10/2028	$6,782	$6,782	$6,809	0.3%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)(14)	First lien senior secured loan	S +	3.50%	08/2028	4,309	4,306	4,322	0.2%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)(14)	First lien senior secured loan	S +	3.50%	08/2028	1,661	1,660	1,666	0.1%
ManTech International Corporation(8)	First lien senior secured loan	S +	5.00%	09/2029	45,648	45,648	45,648	1.7%
ManTech International Corporation(16)(18)	First lien senior secured delayed draw term loan	S +	5.00%	06/2025	—	—	—	—%
ManTech International Corporation(16)	First lien senior secured revolving loan	S +	5.00%	09/2028	—	—	—	—%
Peraton Corp.(7)(14)	First lien senior secured loan	S +	3.75%	02/2028	3,045	3,033	3,044	0.1%
						61,429	61,489	2.3%
Application Software
AlphaSense, Inc.(8)	First lien senior secured loan	S +	6.25%	06/2029	20,052	19,852	19,851	0.8%
AlphaSense, Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.25%	12/2025	—	(40)	(40)	—%
AlphaSense, Inc.(16)(18)	First lien senior secured delayed draw term loan	S +	6.25%	06/2029	—	—	—	—%
Anaplan, Inc.(8)	First lien senior secured loan	S +	5.75%	06/2029	92,757	92,730	92,757	3.5%
Anaplan, Inc.(16)	First lien senior secured revolving loan	S +	5.75%	06/2028	—	—	—	—%
Armstrong Bidco Limited(11)(21)	First lien senior secured GBP term loan	SA +	5.25%	06/2029	£26,570	32,058	33,504	1.3%
Armstrong Bidco Limited(11)(21)	First lien senior secured GBP delayed draw term loan	SA +	5.25%	06/2029	£13,863	16,730	17,480	0.7%
Artifact Bidco, Inc. (dba Aveta)(8)	First lien senior secured loan	S +	4.50%	05/2031	11,042	10,987	10,987	0.4%
Artifact Bidco, Inc. (dba Aveta)(16)(17)(18)	First lien senior secured delayed draw term loan	S +	4.50%	05/2027	—	(20)	(7)	—%
Artifact Bidco, Inc. (dba Aveta)(16)(17)	First lien senior secured revolving loan	S +	4.50%	05/2030	—	(3)	(3)	—%
Artifact Bidco, Inc. (dba Aveta)(16)(17)	First lien senior secured revolving loan	S +	4.50%	05/2030	—	(7)	(7)	—%
Avalara, Inc.(8)	First lien senior secured loan	S +	6.75%	10/2028	22,727	22,460	22,727	0.9%
Avalara, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.75%	10/2028	—	(24)	—	—%
Boxer Parent Company Inc. (f/k/a BMC)(7)(14)	First lien senior secured loan	S +	4.00%	12/2028	18,905	18,770	18,922	0.7%
Central Parent Inc. (dba CDK Global Inc.)(8)(14)	First lien senior secured loan	S +	3.25%	07/2029	39,700	39,700	39,101	1.5%

Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Community Brands ParentCo, LLC(7)	First lien senior secured loan	S +	5.50%	02/2028	6,232	6,148	6,232	0.2%
Community Brands ParentCo, LLC(16)(17)	First lien senior secured revolving loan	S +	5.50%	02/2028	—	(5)	—	—%
Coupa Holdings, LLC(8)	First lien senior secured loan	S +	5.50%	02/2030	785	785	785	—%
Coupa Holdings, LLC(16)(18)	First lien senior secured delayed draw term loan	S +	5.50%	08/2025	—	—	—	—%
Coupa Holdings, LLC(16)	First lien senior secured revolving loan	S +	5.50%	02/2029	—	—	—	—%
Fullsteam Operations, LLC(8)	First lien senior secured loan	S +	8.25%	11/2029	662	643	662	—%
Fullsteam Operations, LLC(8)(16)(18)	First lien senior secured delayed draw term loan	S +	8.25%	05/2025	157	152	157	—%
Fullsteam Operations, LLC(8)(16)(18)	First lien senior secured delayed draw term loan	S +	8.25%	11/2025	55	52	55	—%
Fullsteam Operations, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	7.00%	08/2025	—	(3)	(1)	—%
Fullsteam Operations, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	7.00%	02/2026	—	(1)	—	—%
Fullsteam Operations, LLC(16)(17)	First lien senior secured revolving loan	S +	8.25%	11/2029	—	(1)	—	—%
Granicus, Inc.(8)	First lien senior secured loan	S +	5.75% (2.25%PIK)	01/2031	11,685	11,574	11,626	0.4%
Granicus, Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.75%	01/2026	—	(8)	—	—%
Granicus, Inc.(10)(16)	First lien senior secured revolving loan	P +	4.25%	01/2031	26	11	18	—%
JS PARENT, INC. (dba Jama Software)(8)	First lien senior secured loan	S +	5.00%	04/2031	13,676	13,609	13,608	0.5%
JS PARENT, INC. (dba Jama Software)(16)(17)	First lien senior secured revolving loan	S +	5.00%	04/2031	—	(6)	(7)	—%
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(7)(21)	First lien senior secured loan	S +	5.25%	07/2028	100,759	100,631	100,759	3.8%
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(16)(17)(21)	First lien senior secured revolving loan	S +	5.25%	07/2028	—	(39)	—	—%
Perforce Software, Inc.(7)	First lien senior secured loan	S +	4.50%	07/2026	14,700	14,507	14,700	0.6%
Perforce Software, Inc.(7)	First lien senior secured loan	S +	4.75%	03/2031	5,000	4,976	4,988	0.2%
Simpler Postage, Inc. (dba Easypost)(8)	First lien senior secured loan	S +	7.00%	06/2029	19,576	18,568	18,568	0.7%
Simpler Postage, Inc. (dba Easypost)(16)(17)(18)	First lien senior secured delayed draw term loan	S +	7.00%	06/2026	—	(38)	(39)	—%
Simpler Postage, Inc. (dba Easypost)(16)(18)	First lien senior secured delayed draw term loan	S +	8.00%	06/2026	—	—	—	—%
Xplor T1, LLC(8)	First lien senior secured loan	S +	4.25%	06/2031	40,000	39,801	39,800	1.5%
Zendesk, Inc.(8)	First lien senior secured loan	S +	6.25%	11/2028	60,058	59,141	60,058	2.3%
Zendesk, Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.25%	11/2024	—	(398)	—	—%

Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Zendesk, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.25%	11/2028	—	(88)	—	—%
						523,204	527,241	20.0%
Banks
Finastra USA, Inc.(8)(21)	First lien senior secured loan	S +	7.25%	09/2029	60,262	59,663	60,262	2.3%
Finastra USA, Inc.(7)(16)(21)	First lien senior secured revolving loan	S +	7.25%	09/2029	663	601	663	—%
						60,264	60,925	2.3%
Beverages
Innovation Ventures HoldCo, LLC(7)	First lien senior secured loan	S +	6.25%	03/2027	50,000	49,455	49,250	1.9%
Building Products
EET Buyer, Inc. (dba e-Emphasys)(8)	First lien senior secured loan	S +	5.00%	11/2027	6,381	6,294	6,381	0.2%
EET Buyer, Inc. (dba e-Emphasys)(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.00%	04/2026	—	(3)	—	—%
EET Buyer, Inc. (dba e-Emphasys)(16)(17)	First lien senior secured revolving loan	S +	5.00%	11/2027	—	(5)	—	—%
						6,286	6,381	0.2%
Buildings & Real Estate
Associations, Inc.(8)	First lien senior secured loan	S +	6.50%	07/2028	66,433	66,368	66,366	2.5%
Associations, Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.50%	07/2028	—	(5)	(5)	—%
Associations, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.50%	07/2028	—	(4)	(4)	—%
Associations Finance, Inc.(15)	Unsecured Notes		14.25%PIK	05/2030	24,808	24,620	24,613	0.9%
						90,979	90,970	3.4%
Capital Markets
Cresset Capital Management, LLC(8)	First lien senior secured loan	S +	5.00%	06/2030	7,836	7,758	7,757	0.3%
Cresset Capital Management, LLC(16)(18)	First lien senior secured delayed draw term loan	S +	5.00%	09/2025	—	—	—	—%
Cresset Capital Management, LLC(16)(18)	First lien senior secured delayed draw term loan	S +	5.00%	06/2026	—	—	—	—%
Cresset Capital Management, LLC(16)(17)	First lien senior secured revolving loan	S +	5.00%	06/2029	—	(11)	(11)	—%
						7,747	7,746	0.3%
Commercial Services & Supplies
Access CIG, LLC(8)(14)	First lien senior secured loan	S +	5.00%	08/2028	14,900	14,652	14,970	0.6%
Charter NEX US, Inc.(7)(14)	First lien senior secured loan	S +	3.50%	12/2027	9,923	9,923	9,934	0.4%
Denali BuyerCo, LLC (dba Summit Companies)(8)	First lien senior secured loan	S +	5.75%	09/2028	41,607	40,911	41,607	1.6%
Pye-Barker Fire & Safety, LLC(8)	First lien senior secured loan	S +	4.50%	05/2031	22,217	22,107	22,106	0.8%
Pye-Barker Fire & Safety, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	4.50%	05/2026	—	(50)	(51)	—%

Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Pye-Barker Fire & Safety, LLC(8)(16)	First lien senior secured revolving loan	S +	4.50%	05/2030	536	515	514	—%
SimpliSafe Holding Corporation(7)	First lien senior secured loan	S +	6.25%	05/2028	68,189	67,278	68,189	2.6%
						155,336	157,269	6.0%
Construction & Engineering
Dodge Construction Network LLC(8)	First lien senior secured loan	S +	4.75%	02/2029	12,250	12,115	8,943	0.3%
Engineered Machinery Holdings, Inc. (dba Duravant)(8)(14)	First lien senior secured loan	S +	3.75%	05/2028	16,883	16,794	16,935	0.6%
						28,909	25,878	1.0%
Consumer Finance
Klarna Holding AB(8)(21)	Subordinated Floating Rate Notes	S +	7.00%	04/2034	32,666	32,666	32,666	1.2%
Containers & Packaging
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(7)(14)	First lien senior secured loan	S +	4.00%	01/2027	7,481	7,464	7,478	0.3%
Five Star Lower Holding LLC(8)(14)	First lien senior secured loan	S +	4.25%	05/2029	21,492	21,251	19,769	0.7%
Pro Mach Group, Inc.(7)(14)	First lien senior secured loan	S +	3.50%	08/2028	4,988	4,988	5,009	0.2%
Tricorbraun Holdings, Inc.(7)(14)	First lien senior secured loan	S +	3.25%	03/2028	9,949	9,898	9,923	0.4%
						43,601	42,179	1.6%
Diversified Consumer Services
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(7)(14)	First lien senior secured loan	S +	3.50%	10/2029	24,837	24,808	24,932	0.9%
Icefall Parent, Inc. (dba EngageSmart)(8)	First lien senior secured loan	S +	6.50%	01/2030	20,543	20,154	20,389	0.8%
Icefall Parent, Inc. (dba EngageSmart)(16)(17)	First lien senior secured revolving loan	S +	6.50%	01/2030	—	(36)	(15)	—%
Learning Care Group (US) No. 2 Inc.(8)(14)	First lien senior secured loan	S +	4.00%	08/2028	7,444	7,444	7,486	0.3%
Litera Bidco LLC(7)	First lien senior secured loan	S +	4.75%	05/2028	40,625	40,427	40,422	1.5%
Litera Bidco LLC(7)(16)(18)	First lien senior secured delayed draw term loan	S +	4.75%	11/2026	2,388	2,354	2,353	0.1%
Litera Bidco LLC(16)(18)	First lien senior secured delayed draw term loan	S +	4.75%	05/2027	—	—	—	—%
Litera Bidco LLC(16)(17)	First lien senior secured revolving loan	S +	4.75%	05/2028	—	(13)	(13)	—%
Polaris Purchaser, INC. (dba Plusgrade)(8)(21)	First lien senior secured loan	S +	4.50%	03/2031	15,000	14,856	14,925	0.6%
						109,994	110,479	4.2%
Diversified Financial Services
Blackhawk Network Holdings, Inc.(7)(14)	First lien senior secured loan	S +	5.00%	03/2029	90,000	88,204	90,171	3.4%
BTRS Holdings Inc. (dba Billtrust)(8)	First lien senior secured loan	S +	8.00%	12/2028	2,309	2,252	2,297	0.1%

Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
BTRS Holdings Inc. (dba Billtrust)(8)(16)(18)	First lien senior secured delayed draw term loan	S +	8.00%	12/2024	145	145	144	—%
BTRS Holdings Inc. (dba Billtrust)(8)(16)	First lien senior secured revolving loan	S +	7.25%	12/2028	92	87	91	—%
Computer Services, Inc. (dba CSI)(8)	First lien senior secured loan	S +	5.25%	11/2029	38,898	38,463	38,898	1.5%
Computer Services, Inc. (dba CSI)(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.25%	02/2026	—	(53)	—	—%
Deerfield Dakota Holdings(8)(14)	First lien senior secured loan	S +	3.75%	04/2027	10,131	9,994	10,119	0.4%
Ministry Brands Holdings, LLC(7)	First lien senior secured loan	S +	5.50%	12/2028	19,003	18,731	18,764	0.7%
Ministry Brands Holdings, LLC(16)(17)	First lien senior secured revolving loan	S +	5.50%	12/2027	—	(20)	(21)	—%
Minotaur Acquisition, Inc. (dba Inspira Financial)(8)	First lien senior secured loan	S +	5.00%	06/2030	54,035	53,503	53,495	2.0%
Minotaur Acquisition, Inc. (dba Inspira Financial)(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.00%	05/2025	—	(44)	(45)	—%
Minotaur Acquisition, Inc. (dba Inspira Financial)(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.00%	05/2026	—	(44)	(45)	—%
Minotaur Acquisition, Inc. (dba Inspira Financial)(16)(17)	First lien senior secured revolving loan	S +	5.00%	06/2030	—	(54)	(55)	—%
Smarsh Inc.(8)	First lien senior secured loan	S +	5.75%	02/2029	26,667	26,471	26,667	1.0%
Smarsh Inc.(8)(16)(18)	First lien senior secured delayed draw term loan	S +	5.75%	02/2025	3,333	3,286	3,333	0.1%
Smarsh Inc.(7)(16)	First lien senior secured revolving loan	S +	5.75%	02/2029	128	126	128	—%
						241,047	243,941	9.2%
Diversified Telecommunication Services
Level 3 Financing, Inc.(7)(14)(21)	First lien senior secured loan	S +	6.56%	04/2029	5,616	5,567	5,490	0.2%
Level 3 Financing, Inc.(7)(14)(21)	First lien senior secured loan	S +	6.56%	04/2030	5,616	5,567	5,461	0.2%
						11,134	10,951	0.4%
Energy Equipment & Services
Fleet U.S. Bidco Inc. (dba Argus Media)(7)(21)	First lien senior secured loan	S +	3.25%	02/2031	2,500	2,488	2,513	0.1%
USIC Holdings, Inc.(7)(14)	First lien senior secured loan	S +	3.50%	05/2028	9,948	9,814	9,598	0.4%
						12,302	12,111	0.5%
Equity Real Estate Investment Trusts (REITs)
Storable, Inc.(7)(14)	First lien senior secured loan	S +	3.50%	04/2028	49,872	49,522	49,882	1.9%
Food & Staples Retailing
Fiesta Purchaser, Inc. (dba Shearer's Foods)(7)(14)	First lien senior secured loan	S +	4.00%	02/2031	10,000	9,637	10,061	0.4%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(16)(17)	First lien senior secured revolving loan	S +	4.50%	02/2029	—	(46)	—	—%

Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(8)	First lien senior secured loan	S +	5.50% (2.00% PIK)	12/2028	145,970	145,970	145,970	5.5%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(7)(16)	First lien senior secured revolving loan	S +	5.00%	12/2027	5,907	5,907	5,907	0.2%
						161,468	161,938	6.1%
Health Care Technology
Athenahealth Group Inc.(7)(14)	First lien senior secured loan	S +	3.25%	02/2029	20,620	19,792	20,529	0.8%
Color Intermediate, LLC (dba ClaimsXten)(8)	First lien senior secured loan	S +	5.50%	10/2029	39,031	38,396	39,031	1.5%
Cotiviti, Inc.(7)(14)	First lien senior secured loan	S +	3.25%	05/2031	24,938	24,818	24,783	0.9%
Ensemble RCM, LLC(8)(14)	First lien senior secured loan	S +	3.00%	08/2029	12,481	12,396	12,430	0.5%
GI Ranger Intermediate, LLC (dba Rectangle Health)(8)	First lien senior secured loan	S +	6.00%	10/2028	4,206	4,144	4,132	0.2%
GHX Ultimate Parent Corporation (dba Global Healthcare Exchange)(8)	First lien senior secured loan	S +	4.00%	06/2027	16,107	16,088	16,187	0.6%
Greenway Health, LLC(9)	First lien senior secured loan	S +	6.75%	04/2029	4,688	4,559	4,606	0.2%
Hyland Software, Inc.(7)	First lien senior secured loan	S +	6.00%	09/2030	40,287	39,730	39,985	1.5%
Hyland Software, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.00%	09/2029	—	(25)	(14)	—%
Iconic IMO Merger Sub, Inc.(8)	First lien senior secured loan	S +	5.50%	05/2029	23,098	22,744	23,041	0.9%
Iconic IMO Merger Sub, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.00%	05/2028	—	(32)	(6)	—%
Imprivata, Inc.(8)(14)	First lien senior secured loan	S +	3.50%	12/2027	20,617	20,617	20,696	0.8%
Imprivata, Inc.(8)	Second lien senior secured loan	S +	6.25%	12/2028	17,648	17,478	17,648	0.7%
Indikami Bidco, LLC (dba IntegriChain)(7)	First lien senior secured loan	S +	6.50% (2.50% PIK)	12/2030	25,851	25,304	25,463	1.0%
Indikami Bidco, LLC (dba IntegriChain)(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.00%	12/2025	—	(34)	—	—%
Indikami Bidco, LLC (dba IntegriChain)(7)(16)	First lien senior secured revolving loan	S +	6.00%	06/2030	1,153	1,087	1,105	—%
Inovalon Holdings, Inc.(8)	First lien senior secured loan	S +	6.25% (2.75% PIK)	11/2028	14,541	14,303	14,360	0.5%
Inovalon Holdings, Inc.(8)	Second lien senior secured loan	S +	10.50% PIK	11/2033	49,711	49,190	49,212	1.9%
Interoperability Bidco, Inc. (dba Lyniate)(8)	First lien senior secured loan	S +	7.00%	03/2028	28,050	27,947	27,629	1.05%
Interoperability Bidco, Inc. (dba Lyniate)(16)(17)	First lien senior secured revolving loan	S +	7.00%	03/2028	—	(1)	(20)	—%
Neptune Holdings, Inc. (dba NexTech)(8)	First lien senior secured loan	S +	5.75%	08/2030	30,728	30,023	30,497	1.2%

Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Neptune Holdings, Inc. (dba NexTech)(16)(17)	First lien senior secured revolving loan	S +	6.00%	08/2029	—	(91)	(31)	—%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(7)(14)	First lien senior secured loan	S +	3.50%	03/2028	24,938	24,824	24,970	0.9%
RL Datix Holdings (USA), Inc.(9)	First lien senior secured loan	S +	5.50%	04/2031	29,817	29,524	29,518	1.1%
RL Datix Holdings (USA), Inc.(11)	First lien senior secured GBP term loan	SA +	5.50%	04/2031	£13,808	17,077	17,280	0.7%
RL Datix Holdings (USA), Inc.(16)(18)	First lien senior secured delayed draw term loan	S +	5.50%	04/2027	—	—	—	—%
RL Datix Holdings (USA), Inc.(16)(17)	First lien senior secured revolving loan	S +	5.50%	10/2030	—	(57)	(59)	—%
Zelis Cost Management Buyer, Inc.(7)(14)	First lien senior secured loan	S +	2.75%	09/2029	9,975	9,928	9,964	0.4%
						449,729	452,936	17.1%
Health Care Equipment & Supplies
Confluent Medical Technologies, Inc.(8)	First lien senior secured loan	S +	3.75%	02/2029	14,924	14,796	14,886	0.6%
Medline Borrower, LP(7)(14)	First lien senior secured loan	S +	2.75%	10/2028	22,877	22,877	22,907	0.9%
Packaging Coordinators Midco, Inc.(8)(14)	First lien senior secured loan	S +	3.25%	11/2027	4,987	4,987	5,000	0.2%
PerkinElmer U.S. LLC(7)	First lien senior secured loan	S +	5.00%	03/2029	18,596	18,578	18,562	0.7%
PerkinElmer U.S. LLC(7)	First lien senior secured loan	S +	5.00%	03/2029	30,039	30,033	29,985	1.1%
PerkinElmer U.S. LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.00%	05/2026	—	(36)	—	—%
Resonetics, LLC(7)(14)	First lien senior secured loan	S +	3.75%	06/2031	10,000	9,975	10,013	0.4%
						101,210	101,353	3.8%
Health Care Providers & Services
Azalea TopCo, Inc. (dba Press Ganey)(7)(14)	First lien senior secured loan	S +	3.50%	04/2031	5,000	4,951	4,994	0.2%
Covetrus, Inc.(8)	Second lien senior secured loan	S +	9.25%	10/2030	25,000	24,558	24,438	0.9%
Engage Debtco Limited(8)(21)	First lien senior secured loan	S +	5.75% (2.50% PIK)	07/2029	12,740	12,500	12,551	0.5%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(9)	First lien senior secured loan	S +	6.25%	12/2029	43,161	42,365	42,945	1.6%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(8)(16)	First lien senior secured revolving loan	S +	6.25%	12/2029	1,469	1,363	1,439	0.1%
MED ParentCo, LP(7)(14)	First lien senior secured loan	S +	4.00%	04/2031	15,000	14,927	14,981	0.6%
OneOncology LLC(8)	First lien senior secured loan	S +	6.25%	06/2030	14,179	13,989	14,179	0.5%
OneOncology LLC(8)(18)	First lien senior secured delayed draw term loan	S +	6.25%	12/2024	5,357	5,265	5,357	0.2%
OneOncology LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.00%	06/2025	—	(26)	(27)	—%

Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
OneOncology LLC(16)(17)	First lien senior secured revolving loan	S +	6.25%	06/2029	—	(35)	—	—%
PetVet Care Centers, LLC(7)	First lien senior secured loan	S +	6.00%	11/2030	39,054	38,688	38,468	1.5%
PetVet Care Centers, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(23)	(26)	—%
PetVet Care Centers, LLC(16)(17)	First lien senior secured revolving loan	S +	6.00%	11/2029	—	(51)	(81)	—%
Plasma Buyer LLC (dba PathGroup)(8)	First lien senior secured loan	S +	5.75%	05/2029	16,719	16,464	16,510	0.6%
Plasma Buyer LLC (dba PathGroup)(8)(16)(18)	First lien senior secured delayed draw term loan	S +	6.25%	09/2025	252	245	248	—%
Plasma Buyer LLC (dba PathGroup)(8)(16)	First lien senior secured revolving loan	S +	5.75%	05/2028	1,059	1,034	1,035	—%
TC Holdings, LLC (dba TrialCard)(8)	First lien senior secured loan	S +	5.00%	04/2027	8,750	8,697	8,750	0.3%
TC Holdings, LLC (dba TrialCard)(16)(17)	First lien senior secured revolving loan	S +	5.00%	04/2027	—	(6)	—	—%
						184,905	185,761	7.0%
Industrial Conglomerates
Aptean Acquiror, Inc. (dba Aptean)(7)	First lien senior secured loan	S +	5.25%	01/2031	31,411	31,110	31,254	1.2%
Aptean Acquiror, Inc. (dba Aptean)(7)(16)(18)	First lien senior secured delayed draw term loan	S +	5.25%	01/2026	276	248	275	—%
Aptean Acquiror, Inc. (dba Aptean)(16)(17)	First lien senior secured revolving loan	S +	5.25%	01/2031	—	(27)	(15)	—%
						31,331	31,514	1.2%
Insurance
Acrisure, LLC(8)(14)(21)	First lien senior secured loan	S +	3.25%	11/2030	10,537	10,537	10,517	0.4%
Acrisure, LLC(15)(21)	Unsecured notes		8.50%	06/2029	3,000	3,000	3,000	0.1%
AmeriLife Holdings LLC(7)	First lien senior secured loan	S +	5.75%	08/2029	25,911	25,493	25,911	1.0%
AmeriLife Holdings LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.75%	06/2026	—	(16)	—	—%
AmeriLife Holdings LLC(16)(17)	First lien senior secured revolving loan	S +	5.75%	08/2028	—	(32)	—	—%
Applied Systems, Inc.(8)(14)(25)	First lien senior secured loan	S +	3.50%	02/2031	7,000	6,992	7,048	0.3%
Ardonagh Midco 3 PLC(7)(21)	First lien senior secured loan	S +	3.75%	02/2031	15,000	14,963	14,925	0.6%
AssuredPartners, Inc.(7)(14)	First lien senior secured loan	S +	3.50%	02/2031	9,975	9,963	9,995	0.4%
Asurion, LLC(7)(14)	First lien senior secured loan	S +	3.25%	12/2026	15,302	14,697	15,161	0.6%
Asurion, LLC(7)(14)	First lien senior secured loan	S +	4.25%	08/2028	2,985	2,964	2,959	0.1%
Asurion, LLC(7)(14)	Second lien senior secured loan	S +	5.25%	01/2029	29,332	27,769	26,977	1.0%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(8)	First lien senior secured loan	S +	7.50%	03/2029	909	890	905	—%

Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(16)(17)	First lien senior secured revolving loan	S +	7.50%	03/2029	—	(2)	—	—%
Galway Borrower LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.00%	02/2026	—	(29)	—	—%
Galway Borrower LLC(8)(16)	First lien senior secured revolving loan	S +	5.25%	09/2028	108	100	104	—%
Hub International(8)(14)	First lien senior secured loan	S +	3.25%	06/2030	12,444	12,443	12,466	0.5%
Hyperion Refinance S.à r.l (dba Howden Group)(7)(14)(21)	First lien senior secured loan	S +	3.50%	02/2031	29,925	29,782	29,967	1.1%
Integrated Specialty Coverages, LLC(9)	First lien senior secured loan	S +	6.00%	07/2030	54,825	54,080	54,551	2.1%
Integrated Specialty Coverages, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.00%	01/2025	—	(69)	—	—%
Integrated Specialty Coverages, LLC(16)(17)	First lien senior secured revolving loan	S +	6.00%	07/2029	—	(75)	(30)	—%
Integrity Marketing Acquisition, LLC(8)	First lien senior secured loan	S +	5.80%	08/2026	13,147	13,122	13,147	0.5%
Integrity Marketing Acquisition, LLC(8)(16)(18)	First lien senior secured delayed draw term loan	S +	6.00%	08/2025	1,735	1,710	1,735	0.1%
Integrity Marketing Acquisition, LLC(16)(17)	First lien senior secured revolving loan	S +	6.50%	08/2026	—	(4)	—	—%
Mitchell International, Inc.(7)(14)	First lien senior secured loan	S +	3.25%	06/2031	22,700	22,587	22,473	0.9%
Mitchell International, Inc.(7)(14)	Second lien senior secured loan	S +	5.25%	06/2032	7,300	7,264	7,259	0.3%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(7)	First lien senior secured loan	S +	5.50%	11/2028	24,451	24,451	24,409	0.9%
Truist Insurance Holdings, LLC(8)(14)	First lien senior secured loan	S +	3.25%	05/2031	15,000	14,799	15,014	0.6%
Truist Insurance Holdings, LLC(8)(14)(16)	First lien senior secured revolving loan	S +	3.25%	05/2029	179	179	179	—%
						297,558	298,672	11.3%
Internet & Direct Marketing Retail
Aurelia Netherlands Midco 2 B.V.(12)(21)	First lien senior secured EUR term loan	E +	5.75%	05/2031	€25,283	26,481	26,758	1.0%
IT Services
Kaseya Inc.(8)	First lien senior secured loan	S +	5.50%	06/2029	68,328	67,294	68,327	2.6%
Kaseya Inc.(8)(16)(18)	First lien senior secured delayed draw term loan	S +	5.50%	06/2025	454	420	454	—%
Kaseya Inc.(8)(16)	First lien senior secured revolving loan	S +	5.50%	06/2029	1,023	966	1,023	—%
Marcel Bidco LLC (dba SUSE)(7)(14)(21)(25)	First lien senior secured loan	S +	4.00%	11/2030	17,706	17,706	17,794	0.7%
Renaissance Learning, Inc.(8)(14)	First lien senior secured loan	S +	4.25%	04/2030	909	909	908	—%
Saphilux S.a.r.L. (dba IQ-EQ)(9)(21)	First lien senior secured loan	S +	4.00%	07/2028	24,378	24,378	24,499	0.9%

Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Severin Acquisition, LLC (dba PowerSchool)(8)(14)	First lien senior secured loan	S +	3.00%	08/2027	16,871	16,800	16,913	0.6%
The Dun & Bradstreet Corporation(7)(14)(21)	First lien senior secured loan	S +	2.75%	01/2029	14,894	14,894	14,894	0.6%
VS Buyer LLC (dba Veeam Software)(7)(14)	First lien senior secured loan	S +	3.25%	04/2031	5,000	4,988	5,007	0.2%
						148,355	149,819	5.7%
Life Sciences Tools & Services
Bamboo US BidCo LLC(8)	First lien senior secured loan	S +	6.75% (3.38% PIK)	09/2030	19,931	19,393	19,582	0.7%
Bamboo US BidCo LLC(12)	First lien senior secured EUR term loan	E +	6.75% (3.38% PIK)	09/2030	€12,401	12,776	13,091	0.5%
Bamboo US BidCo LLC(8)(16)(18)	First lien senior secured delayed draw term loan	S +	6.75% (3.38% PIK)	03/2025	586	536	569	—%
Bamboo US BidCo LLC(16)(17)	First lien senior secured revolving loan	S +	6.00%	10/2029	—	(108)	(72)	—%
Bracket Intermediate Holding Corp.(8)(14)	First lien senior secured loan	S +	5.00%	05/2028	19,800	19,318	19,857	0.8%
Phoenix Newco, Inc. (dba Parexel)(7)(14)	First lien senior secured loan	S +	3.25%	11/2028	13,929	13,901	13,951	0.5%
						65,816	66,978	2.5%
Machinery
Faraday Buyer, LLC (dba MacLean Power Systems)(8)	First lien senior secured loan	S +	6.00%	10/2028	17,968	17,646	17,879	0.7%
Faraday Buyer, LLC (dba MacLean Power Systems)(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(16)	—	—%
						17,630	17,879	0.7%
Media
Monotype Imaging Holdings Inc.(8)	First lien senior secured loan	S +	5.50%	02/2031	34,147	33,899	33,976	1.3%
Monotype Imaging Holdings Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.50%	02/2026	—	(10)	—	—%
Monotype Imaging Holdings Inc.(16)(17)	First lien senior secured revolving loan	S +	5.50%	02/2030	—	(30)	(21)	—%
						33,859	33,955	1.3%
Multiline Retail
PDI TA Holdings, Inc.(8)	First lien senior secured loan	S +	5.25%	02/2031	11,816	11,646	11,698	0.4%
PDI TA Holdings, Inc.(8)(16)(18)	First lien senior secured delayed draw term loan	S +	5.25%	02/2026	1,412	1,363	1,383	0.1%
PDI TA Holdings, Inc.(16)(17)	First lien senior secured revolving loan	S +	5.50%	02/2031	—	(19)	(13)	—%
						12,990	13,068	0.5%
Professional Services
AQ Carver Buyer, Inc. (dba CoAdvantage)(8)(14)	First lien senior secured loan	S +	5.50%	08/2029	9,925	9,750	9,953	0.4%

Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Certinia, Inc.(8)	First lien senior secured loan	S +	7.25%	08/2029	44,118	43,331	43,676	1.7%
Certinia, Inc.(16)(17)	First lien senior secured revolving loan	S +	7.25%	08/2029	—	(100)	(59)	—%
EP Purchaser, LLC (dba Entertainment Partners)(8)(14)	First lien senior secured loan	S +	4.50%	11/2028	4,938	4,772	4,938	0.2%
Gerson Lehrman Group, Inc.(8)	First lien senior secured loan	S +	5.25%	12/2027	47,238	46,859	47,120	1.8%
Gerson Lehrman Group, Inc.(16)(17)	First lien senior secured revolving loan	S +	5.25%	12/2027	—	(19)	(6)	—%
iSolved, Inc.(7)(14)	First lien senior secured loan	S +	3.50%	10/2030	2,500	2,500	2,502	0.1%
Motus Group, LLC(8)(14)	First lien senior secured loan	S +	3.75%	12/2028	12,468	12,468	12,461	0.5%
Omnia Partners, LLC(8)(14)	First lien senior secured loan	S +	3.25%	07/2030	12,993	12,968	12,990	0.5%
OneDigital Borrower LLC(7)(14)	First lien senior secured loan	S +	3.25%	06/2031	6,300	6,269	6,272	0.2%
OneDigital Borrower LLC(7)	Second lien senior secured loan	S +	5.25%	06/2032	3,700	3,682	3,682	0.1%
Proofpoint, Inc.(7)(14)	First lien senior secured loan	S +	3.00%	08/2028	29,823	29,823	29,835	1.1%
Sensor Technology Topco, Inc. (dba Humanetics)(8)	First lien senior secured loan	S +	7.00% (2.00% PIK)	05/2028	23,785	23,670	23,904	0.9%
Sensor Technology Topco, Inc. (dba Humanetics)(12)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	05/2028	€4,293	4,640	4,624	0.2%
Sensor Technology Topco, Inc. (dba Humanetics)(16)(18)	First lien senior secured delayed draw term loan	S +	6.50%	09/2025	—	—	—	—%
Sensor Technology Topco, Inc. (dba Humanetics)(16)(18)	First lien senior secured EUR delayed draw term loan	E +	6.75%	09/2025	€—	—	—	—%
Sensor Technology Topco, Inc. (dba Humanetics)(7)(16)	First lien senior secured revolving loan	S +	6.50%	05/2028	745	735	748	—%
Sovos Compliance, LLC(7)(14)	First lien senior secured loan	S +	4.50%	08/2028	23,487	22,845	23,283	0.9%
TK Operations Ltd (dba Travelperk, Inc.)(15)(21)	First lien senior secured loan		11.50% PIK	05/2029	12,348	11,200	11,180	0.4%
Ultimate Software Group(7)(14)	First lien senior secured loan	S +	3.25%	02/2031	28,250	28,232	28,343	1.1%
						263,625	265,446	10.1%
Pharmaceuticals
BridgeBio Pharma, Inc.(8)(21)	First lien senior secured loan	S +	6.50%	01/2029	10,500	10,486	10,474	0.4%
Pacific BidCo Inc.(8)(21)	First lien senior secured loan	S +	5.75% (3.20% PIK)	08/2029	8,894	8,723	8,827	0.3%
Pacific BidCo Inc.(9)(18)(21)	First lien senior secured delayed draw term loan	S +	5.75%	08/2025	954	934	947	—%
XRL 1 LLC (dba XOMA)(15)	First lien senior secured loan		9.88%	12/2038	4,423	4,345	4,269	0.2%

Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
XRL 1 LLC (dba XOMA)(15)(16)(17)(18)	First lien senior secured delayed draw term loan		9.88%	12/2025	—	(5)	(12)	—%
						24,483	24,505	0.9%
Real Estate Management & Development
Conservice Midco, LLC(7)(14)	First lien senior secured loan	S +	4.00%	05/2027	1,990	1,990	1,990	0.1%
Entrata, Inc.(7)	First lien senior secured loan	S +	5.75%	07/2030	34,315	33,851	34,315	1.3%
Entrata, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.00%	07/2028	—	(48)	—	—%
RealPage, Inc.(7)(14)	First lien senior secured loan	S +	3.00%	04/2028	20,270	19,924	19,678	0.7%
RealPage, Inc.(7)(14)	Second lien senior secured loan	S +	6.50%	04/2029	25,000	24,736	24,313	0.9%
						80,453	80,296	3.0%
Specialty Retail
Wand Newco 3, Inc.(dba Caliber)(7)(14)	First lien senior secured loan	S +	3.75%	01/2031	7,500	7,482	7,546	0.3%
Systems Software
Activate Holdings (US) Corp. (dba Absolute Software)(8)(21)	First lien senior secured loan	S +	6.25%	07/2030	39,441	38,452	39,441	1.5%
Activate Holdings (US) Corp. (dba Absolute Software)(16)(17)(21)	First lien senior secured revolving loan	S +	6.25%	07/2029	—	(72)	—	—%
Appfire Technologies, LLC(8)	First lien senior secured loan	S +	4.75%	03/2027	8,182	8,181	8,182	0.3%
Appfire Technologies, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.50%	03/2025	—	(75)	—	—%
Appfire Technologies, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	4.75%	06/2026	—	(13)	—	—%
Appfire Technologies, LLC(10)(16)	First lien senior secured revolving loan	P +	3.75%	03/2027	373	373	373	—%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(7)	First lien senior secured loan	S +	6.50%	03/2031	7,838	7,723	7,740	0.3%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(7)(16)(18)	First lien senior secured delayed draw term loan	S +	6.50%	03/2026	11,400	11,188	11,225	0.4%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(16)(17)	First lien senior secured revolving loan	S +	6.50%	03/2031	—	(41)	(36)	—%

Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Barracuda Networks, Inc.(9)(14)	First lien senior secured loan	S +	4.50%	08/2029	59,631	58,186	59,476	2.3%
Barracuda Networks, Inc.(9)	Second lien senior secured loan	S +	7.00%	08/2030	55,875	54,463	51,545	2.0%
Cloud Software Group, Inc.(8)(14)	First lien senior secured loan	S +	4.00%	03/2029	29,849	29,849	29,804	1.1%
Cloud Software Group, Inc.(8)(14)	First lien senior secured loan	S +	4.50%	03/2031	20,000	19,854	20,040	0.8%
Crewline Buyer, Inc. (dba New Relic)(8)	First lien senior secured loan	S +	6.75%	11/2030	90,566	89,292	90,340	3.4%
Crewline Buyer, Inc. (dba New Relic)(16)(17)	First lien senior secured revolving loan	S +	6.75%	11/2030	—	(128)	(24)	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(8)(14)	First lien senior secured loan	S +	3.50%	11/2029	29,304	29,231	29,281	1.1%
Forescout Technologies, Inc.(8)	First lien senior secured loan	S +	5.00%	05/2031	1,238	1,232	1,232	—%
Forescout Technologies, Inc.(16)	First lien senior secured revolving loan	S +	5.00%	05/2030	—	—	—	—%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(8)(14)	First lien senior secured loan	S +	4.00%	11/2026	14,656	13,996	13,111	0.5%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(8)	Second lien senior secured loan	S +	6.75%	11/2027	20,000	19,804	16,300	0.6%
Ivanti Software, Inc.(8)(14)	First lien senior secured loan	S +	4.25%	12/2027	12,901	12,141	10,184	0.4%
Oranje Holdco, Inc. (dba KnowBe4)(8)	First lien senior secured loan	S +	7.50%	02/2029	4,273	4,220	4,273	0.2%
Oranje Holdco, Inc. (dba KnowBe4)(7)	First lien senior secured loan	S +	7.25%	02/2029	25,275	25,022	25,022	0.9%
Oranje Holdco, Inc. (dba KnowBe4)(16)(17)	First lien senior secured revolving loan	S +	7.50%	02/2029	—	(6)	—	—%
Ping Identity Holding Corp.(7)	First lien senior secured loan	S +	7.00%	10/2029	21,818	21,549	21,818	0.8%
Ping Identity Holding Corp.(16)(17)	First lien senior secured revolving loan	S +	7.00%	10/2028	—	(23)	—	—%
Project Alpha Intermediate Holding, Inc. (dba Qlik)(8)(14)	First lien senior secured loan	S +	3.75%	10/2030	29,925	29,925	29,994	1.1%
Rubrik, Inc.(8)	First lien senior secured loan	S +	7.00%	08/2028	46,771	46,215	46,771	1.8%
Rubrik, Inc.(8)(16)(18)	First lien senior secured delayed draw term loan	S +	7.00%	08/2028	3,755	3,701	3,755	0.1%
SailPoint Technologies Holdings, Inc.(7)	First lien senior secured loan	S +	6.00%	08/2029	114,100	112,174	113,815	4.3%
SailPoint Technologies Holdings, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.00%	08/2028	—	(150)	(27)	—%
Securonix, Inc.(8)	First lien senior secured loan	S +	7.00%	04/2028	19,774	19,636	17,404	0.7%
Securonix, Inc.(7)(16)	First lien senior secured revolving loan	S +	7.00%	04/2028	80	57	(347)	—%
Sitecore Holding III A/S(13)	First lien senior secured EUR term loan	E +	7.75% (4.25% PIK)	03/2029	€27,144	28,442	29,092	1.1%

Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Sitecore Holding III A/S(9)	First lien senior secured loan	S +	7.75% (4.25% PIK)	03/2029	27,960	27,774	27,960	1.1%
Sitecore USA, Inc.(9)	First lien senior secured loan	S +	7.75% (4.25% PIK)	03/2029	4,638	4,607	4,638	0.2%
Talon MidCo 2 Limited (dba Tufin)(7)(21)	First lien senior secured loan	S +	7.64%	08/2028	30,908	30,453	30,676	1.2%
Talon MidCo 2 Limited (dba Tufin)(16)(18)(21)	First lien senior secured delayed draw term loan	S +	7.69%	08/2024	—	—	—	—%
Talon MidCo 2 Limited (dba Tufin)(16)(17)(21)	First lien senior secured revolving loan	S +	7.00%	08/2028	—	(19)	(10)	—%
						747,213	743,048	28.1%
Total non-controlled/non-affiliated portfolio company debt investments						$4,138,463	$4,150,830	157.2%
Equity Investments
Application Software
AlphaSense, LLC(19)(23)	Series E Preferred Shares	N/A	N/A	N/A	96,072	4,313	4,313	0.2%
Project Alpine Co-Invest Fund, LP(19)(21)(23)	LP Interest	N/A	N/A	N/A	6,666,667	6,670	7,878	0.3%
Simpler Postage, Inc. (dba Easypost)(19)(23)	Warrants	N/A	N/A	N/A	68,396	861	861	—%
Zoro TopCo, Inc.(15)(23)	Series A Preferred Equity	N/A	12.50%PIK	N/A	8,057	9,267	9,523	0.4%
Zoro TopCo, L.P.(19)(23)	Class A Common Units	N/A	N/A	N/A	671,414	6,714	7,310	0.3%
						27,825	29,885	1.1%
Health Care Providers & Services
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(19)(23)	Common stock	N/A	N/A	N/A	317	3,171	3,171	0.1%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(15)(23)	Series A Preferred Stock	N/A	15.00% PIK	N/A	4,419	4,680	4,630	0.2%
						7,851	7,801	0.3%
Health Care Technology
Minerva Holdco, Inc.(15)(23)	Senior A Preferred Stock	N/A	10.75% PIK	N/A	40,000	49,683	48,282	1.8%
Orange Blossom Parent, Inc.(19)(23)	Common Units	N/A	N/A	N/A	16,667	1,667	1,664	0.1%
						51,350	49,946	1.9%
Insurance
Accelerate Topco Holdings, LLC(19)(23)	Common Units	N/A	N/A	N/A	12,822	354	483	—%
Hockey Parent Holdings, L.P.(19)(23)	Class A Common Units	N/A	N/A	N/A	7,500	7,500	7,500	0.3%
						7,854	7,983	0.3%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(9)(23)	Perpetual Preferred Stock	S +	10.75% PIK	N/A	50,000	58,510	59,505	2.3%

Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Professional Services
TravelPerk, Inc.(19)(21)(23)	Warrants	N/A	N/A	N/A	70,728	906	906	—%
Vestwell Holdings, Inc.(19)(23)	Series D Preferred Stock	N/A	N/A	N/A	152,175	3,000	3,000	0.1%
						3,906	3,906	0.1%
Pharmaceuticals
XOMA Corporation(19)(23)	Warrants	N/A	N/A	N/A	1,400	10	16	—%
XOMA Corporation(19)(23)	Warrants	N/A	N/A	N/A	1,400	10	15	—%
XOMA Corporation(19)(23)	Warrants	N/A	N/A	N/A	1,400	9	14	—%
						29	45	—%
Systems Software
Elliott Alto Co-Investor Aggregator L.P.(19)(21)(23)	LP Interest	N/A	N/A	N/A	7,836	7,887	10,073	0.4%
Halo Parent Newco, LLC(15)(23)	Class H PIK Preferred Equity	N/A	11.00% PIK	N/A	12,165	12,332	9,302	0.4%
Picard Holdco, Inc.(8)(23)	Senior A Preferred Stock	S +	12.00%PIK	N/A	52,848	55,916	60,097	2.3%
Project Hotel California Co-Invest Fund, L.P.(19)(21)(23)	LP Interest	N/A	N/A	N/A	6,711,769	6,717	7,342	0.3%
Securiti, Inc.(19)(23)	Series C Preferred Shares	N/A	N/A	N/A	1,262,785	10,002	10,000	0.4%
						92,854	96,814	3.7%
Total non-controlled/non-affiliated portfolio company equity investments						$250,179	$255,885	9.7%
Total non-controlled/non-affiliated portfolio company investments						$4,388,642	$4,406,715	166.9%
Non-controlled/affiliated portfolio company equity investments
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(16)(21)(22)(23)	Preferred Equity	N/A	N/A	N/A	12,713	11,040	11,970	0.5%
Total non-controlled/affiliated portfolio company equity investments						$11,040	$11,970	0.5%
Total Investments						$4,399,682	$4,418,685	167.3%
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
(4) As of June 30, 2024, the net estimated unrealized gain for U.S. federal income tax purposes was $56.3 million based on a tax cost basis of $4.4 billion. As of June 30, 2024, there were no estimated aggregate gross unrealized losses for U.S federal income tax purposes and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $56.3 million.
(5)Totals presented may differ than actuals due to rounding.
(6)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) (which can include one-, three-, or six- SOFR), an Sterling Overnight Interbank Average Rate (“SONIA” or “SA”), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, two-, three- or six-month EURIBOR), or an alternate base rate (which can include the Prime Rate (“PRIME” or“P”) at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(7)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2024 was 5.34%.
(8)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2024 was 5.32%.
(9)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2024 was 5.25%.
(10)The interest rate on these loans is subject to PRIME, which as of June 30, 2024 was 8.50%.
(11)The interest rate on these loans is subject to SONIA, which as of June 30, 2024 was 5.20%.
(12)The interest rate on these loans is subject to 3 month EURIBOR, which as of June 30, 2024 was 3.71%.
(13)The interest rate on these loans is subject to 6 month EURIBOR, which as of June 30, 2024 was 3.68%.

Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)
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
(19)Investment is non-income producing.
(20)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Company's Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”) and credit facilities to which certain of our subsidiaries are parties (the “SPV Asset Facilities” and the "CLOs"). See Note 5 “Debt”.
(21)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2024, non-qualifying assets represented 12.4% of total assets as calculated in accordance with the regulatory requirements.
(22)Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement. Transactions during the year ended June 30, 2024 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2023	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Fair Value at June 30, 2024	Interest Income	Dividend Income	Other Income
Non-controlled Affiliates
LSI Financing 1 DAC	$13,001	$—	$(1,318)	$287	$11,970	$—	$40	$—
Total Non-controlled Affiliates	$13,001	$—	$(1,318)	$287	$11,970	$—	$40	$—
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
(23)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2024, the aggregate fair value of these securities is $267.9 million or 10.2% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Vestwell Holdings, Inc.	Series D Preferred Stock	December 20, 2023
TravelPerk, Inc.	Warrants	May 02, 2024
Simpler Postage, Inc. (dba Easypost)	Warrants	June 11, 2024
AlphaSense, LLC	Series E Preferred Shares	June 27, 2024
* Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.
(24)     Unless otherwise indicated, all investments represent a co-investment made with the Company's affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 "Agreements and Related Party Transactions."
(25)     This portfolio company was not a co-investment made with the Company's affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission.

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

Blue Owl Technology Income Corp.
Consolidated Statement of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$65,965	$34,127	$118,479	$66,525
Net change in unrealized gain (loss)	(9,487)	(4,241)	(1,158)	4,881
Net realized gain (loss)	(408)	(78)	(404)	(78)
Net Increase (Decrease) in Net Assets Resulting from Operations	56,070	29,808	116,917	71,328
Distributions
Class S	(12,381)	(4,439)	(22,806)	(8,514)
Class D	(332)	(181)	(653)	(284)
Class I	(47,297)	(23,117)	(86,168)	(50,932)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(60,010)	(27,737)	(109,627)	(59,730)
Capital Share Transactions
Class S:
Issuance of shares of common stock	101,966	83,339	168,725	143,923
Share transfers between classes(1)	(352)	—	(8,267)	—
Repurchase of common shares	(11,239)	(1,425)	(13,197)	(2,389)
Reinvestment of shareholders' distributions	6,228	2,116	11,288	3,948
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	96,603	84,030	158,549	145,482
Class D:
Issuance of shares of common stock	393	6,291	774	10,531
Share transfers between classes(1)	—	—	(13,605)	—
Repurchase of common shares	(169)	(50)	(169)	(50)
Reinvestment of shareholders' distributions	109	63	259	87
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	333	6,304	(12,741)	10,568
Class I:
Issuance of shares of common stock	396,892	109,153	591,368	217,944
Share transfers between classes(1)	352	—	21,872	—
Repurchase of common shares	(26,086)	(20,803)	(39,336)	(55,976)
Reinvestment of shareholders' distributions	17,682	9,687	32,456	21,040
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	388,840	98,037	606,360	183,008
Total Increase (Decrease) in Net Assets	481,836	190,442	759,458	350,656
Net Assets, at beginning of period	$2,159,225	$1,149,711	$1,881,603	$989,497
Net Assets, at end of period	$2,641,061	$1,340,153	$2,641,061	$1,340,153

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

Blue Owl Technology Income Corp.
Consolidated Statement of Cash Flows
(Amounts in thousands, except share amounts)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$116,917	$71,328
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,512,041)	(320,589)
Proceeds from investments and investment repayments, net	371,443	31,584
Net accretion/amortization of discount/premium on investments	(17,004)	(3,002)
Payment-in-kind interest	(9,922)	(6,756)
Payment-in-kind dividends	(7,530)	(16,890)
Net change in unrealized (gain) loss on investments	725	(4,873)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	421	(8)
Net realized (gain) loss on investments	—	2
Amortization of debt issuance costs	2,516	1,402
Amortization of offering costs	821	—
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(8,152)	1,431
(Increase) decrease in prepaid expenses and other assets	(3,844)	(77)
(Increase) decrease in due to Adviser	4,158	244
(Increase) decrease in due from Adviser	37	(8)
Increase (decrease) in payable for investments purchased	25,945	14,850
Increase (decrease) in management fee payable	689	328
Increase (decrease) in performance based incentive fee payable	1,728	2,298
Increase (decrease) in accrued expenses and other liabilities	8,934	960
Net cash provided by (used in) operating activities	(1,024,159)	(227,776)
Cash Flows from Financing Activities
Borrowings on debt	1,532,995	288,139
Payments on debt	(1,087,000)	(334,000)
Debt issuance costs	(7,752)	(2,729)
Proceeds from issuance of common shares	760,867	372,398
Offering costs paid	(2,266)	—
Cash distributions paid to shareholders	(56,367)	(32,698)
Repurchase of common shares	(55,499)	(58,197)
Net cash provided by (used in) financing activities	1,084,978	232,913
Net increase (decrease) in cash	60,819	5,137
Cash, beginning of period	$47,861	$28,061
Cash, end of period	$108,680	$33,198

Supplemental and Non-Cash Information
Interest paid during the period	$58,285	$38,739
Distributions declared during the period	$109,627	$59,730
Reinvestment of distributions during the period	$44,003	$25,075
Tender offer payable	$37,494	$22,277
Distribution payable	$26,127	$9,701
Taxes, including excise tax, paid during the period	$149	$300
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
Blue Owl Technology Credit Advisors II LLC (“the Adviser” or “OTCA II”) serves as the Company’s investment adviser. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity positions in and providing debt financing to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate finance. Subject to the overall supervision of the Company`s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to the Company.
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
Since meeting the minimum offering requirement and commencing its continuous public offering through June 30, 2024, the Company has issued 55,833,560 shares of Class S common stock, 2,615,673 shares of Class D common stock, and 24,830,790 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $572.9 million, $26.6 million, and $252.9 million, respectively, including $1,000 of seed capital contributed by its Initial Shareholder. The Company has issued 180,350,326 shares of its Class I common stock to feeder vehicles primarily created to hold the Company’s Class I shares in a Private Offering and raised gross proceeds of approximately $1.8 billion. The offer and sale of these Class I shares was

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or Regulation S thereunder (the "Private Offering").
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
PIK interest and PIK dividend income consisted of the following for the periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
PIK Interest Income	$5,562	$4,456	$10,878	$7,910
PIK Interest Income as a % of Investment Income	4.4%	6.8%	4.7%	6.3%
PIK Dividend Income	$5,130	$3,354	$8,985	$11,368
PIK Dividend Income as a % of Investment Income	4.1%	5.1%	3.9%	9.1%
Total PIK Income	$10,692	$7,810	$19,863	$19,278
Total PIK Income as a % of Investment Income	8.5%	11.9%	8.6%	15.4%
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

Note 3. Agreements and Related Party Transactions
As of June 30, 2024 and December 31, 2023, the Company had payables to affiliates of $17.5 million and $12.4 million, primarily comprised of $11.4 million and $9.6 million of accrued performance based incentive fees, respectively, and $2.5 million and $1.8 million of management fees, respectively. The payable to affiliates also includes $3.6 million and $1.0 million of operating expenses as of June 30, 2024 and December 31, 2023, respectively.
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
For the three and six months ended June 30, 2024, management fees were $7.1 million and $13.1 million, respectively. For the three and six months ended June 30, 2023, management fees were $3.7 million and $6.9 million, respectively.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

For the three and six months ended June 30, 2024, performance-based incentive fees were $9.2 million and $16.9 million, respectively. For the three and six months ended June 30, 2023, performance-based incentive fees were $4.9 million and $9.5 million, respectively.
For the three and six months ended June 30, 2024 capital gains-based incentive fees were $(1.2) million and $(0.2) million, respectively, which is related to unrealized depreciation. For the three and six months ended June 30, 2023, there were no capital gains-based incentive fees.
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
For the three and six months ended June 30, 2024 the Company accrued $1.4 million and $2.1 million, respectively, of organization and offering costs that are reimbursable to the Adviser. For the three and six months ended June 30, 2023, the Company did not accrue any organization and offering expenses that are reimbursable to the Adviser.
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
LSI Financing is a portfolio company formed to acquire a contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing. As of June 30, 2024 and December 31, 2023, the fair value of our investment in LSI Financing was $12.0 million and $13.0 million, respectively. For the three and six months ended June 30, 2024, we increased our commitment by $1.8 million and $4.3 million, respectively. The Company’s investment in LSI Financing is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in LSI Financing.
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
For the three and six months ended June 30, 2024, the Company incurred servicing fees with respect to Class S shares of $1.2 million and $2.2 million, respectively. For the three and six months ended June 30, 2023, the Company incurred servicing fees with respect to Class S shares of $0.5 million and $0.8 million, respectively. The Company deemed servicing fees with respect to Class D shares insignificant to disclose for the three and six months ended June 30, 2024 and 2023.
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
Note 4. Investments
The table below presents our investments at amortized cost and fair value as of the following periods:

	As of		As of
	June 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$3,849,233	$3,869,177	$2,731,855	$2,750,873
Second-lien senior secured debt investments	228,944	221,374	244,033	240,627
Unsecured debt investments	60,286	60,279	—	—
Preferred equity investments(1)	218,743	220,622	208,036	211,797
Common equity investments	42,476	47,233	40,704	43,444
Total Investments	$4,399,682	$4,418,685	$3,224,628	$3,246,741
(1) Includes equity investment in LSI Financing.
The Company uses Global Industry Classification Standards (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of
	June 30, 2024	December 31, 2023
Aerospace & Defense	1.4%	1.8%
Application Software	12.6%	12.9%
Banks	1.4%	1.9%
Beverages	1.1%	1.5%
Buildings & Real Estate	2.1%	0.6%
Building Products	0.1%	0.3%
Capital Markets	0.2%	—%
Commercial Services & Supplies	3.6%	3.8%
Construction & Engineering	0.6%	0.5%
Consumer Finance	0.7%	—%
Containers & Packaging	1.0%	0.8%
Diversified Consumer Services	2.5%	1.2%
Diversified Financial Services	5.5%	2.8%
Diversified Telecommunication Services	0.3%	—%
Electrical Equipment	—%	3.1%
Energy Equipment & Services	0.3%	0.2%
Equity Real Estate Investment Trusts (REITs)	1.1%	—%

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of
	June 30, 2024	December 31, 2023
Food & Staples Retailing	3.7%	4.5%
Health Care Equipment & Supplies	2.3%	1.9%
Health Care Providers & Services	4.4%	5.2%
Health Care Technology	11.4%	11.4%
Industrial Conglomerates	0.7%	—%
Insurance	6.9%	6.3%
Internet & Direct Marketing Retail	0.6%	—%
IT Services	4.7%	6.0%
Life Sciences Tools & Services	1.5%	1.8%
Machinery	0.4%	0.5%
Media	0.8%	—%
Multiline Retail	0.3%	—%
Pharmaceuticals(1)	0.8%	0.8%
Professional Services	6.1%	3.9%
Real Estate Management & Development	1.8%	2.3%
Specialty Retail	0.2%	—%
Systems Software	18.9%	24.0%
Total	100.0%	100.0%
(1) Includes equity investment in LSI Financing.
The table below presents investments by geographic composition based on fair value as of the following periods:

	As of
	June 30, 2024	December 31, 2023
United States:
Midwest	19.1%	17.1%
Northeast	16.1%	19.1%
South	28.2%	26.8%
West	26.1%	26.2%
International	10.5%	10.8%
Total	100.0%	100.0%

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2024 and December 31, 2023, the Company’s asset coverage was 241.4% and 235.4%, respectively.
The tables below present debt obligations as of the following periods:

	As of
	June 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$875,000	$720,441	$154,559	$(7,001)	$713,440
SPV Asset Facility I	750,000	345,000	120,767	(3,439)	341,561
SPV Asset Facility II	250,000	—	250,000	(2,058)	(2,058)
SPV Asset Facility III	550,000	200,000	29,214	(5,004)	194,996
Athena CLO III	270,000	270,000	—	(2,137)	267,863
Series 2023A Notes	100,000	100,000	—	(816)	99,184
Series 2023B-A Notes	100,000	100,000	—	(824)	99,176
Series 2023B-B Notes	75,000	75,000	—	(717)	74,283
Total Debt	$2,970,000	$1,810,441	$554,540	$(21,996)	$1,788,445
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

	As of
	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$875,000	$541,410	$333,590	$(7,772)	$533,638
SPV Asset Facility I	750,000	550,000	41,800	(4,043)	545,957
SPV Asset Facility II	250,000	—	158,797	(2,333)	(2,333)
Series 2023A Notes	100,000	100,000	—	(1,018)	98,982
Series 2023B-A Notes	100,000	100,000	—	(826)	99,174
Series 2023B-B Notes	75,000	75,000	—	(768)	74,232
Total Debt	$2,150,000	$1,366,410	$534,187	$(16,760)	$1,349,650
(1) The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$34,876	$20,339	$66,666	$39,063
Amortization of debt issuance costs	1,295	728	2,516	1,402
Total Interest Expense	$36,171	$21,067	$69,182	$40,465

Average interest rate(1)	8.5%	8.3%	8.5%	8.0%
Average daily outstanding borrowings(1)	$1,634,963	$983,157	$1,564,200	$976,616

(1) Averages are calculated based on annualized amounts.

Revolving Credit Facility
On May 2, 2022, the Company entered into a Senior Secured Credit Agreement (the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent. On October 23, 2023 (the “Revolving Credit Facility First Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date, convert a portion of the existing revolver availability into term loan availability, and reduce the credit adjustment spread for US dollar denominated term SOFR loans to 0.10% for all tenors. On June 24, 2024 (the “Revolving Credit Facility Second Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment, to among other things, replace the interest rate benchmark for Loans denominated in Canadian Dollars from CDOR to CORRA, which includes a credit adjustment spread of 0.29547% for one-month tenor Loans and 0.32138% for three-month tenor Loans. The following describes the terms of the Revolving Credit Facility amended through the Revolving Credit Facility Second Amendment Date.
The Revolving Credit Facility is guaranteed by certain subsidiaries of the Company in existence as of the Revolving Credit Facility Second Amendment Date, and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company thereafter (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of the Revolving Credit Facility Second Amendment Date, the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $875.0 million, which is comprised of (a) a term loan in an initial amount of $125.0 million, and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in an initial amount of up to is $750.0 million. The amount available for borrowing under the revolving credit facility commitments of the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.75 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
As of the Revolving Credit Facility Second Amendment Date, the availability period with respect to the revolving credit facility under the Revolving Credit Facility will terminate on October 22, 2027 (the “Commitment Termination Date”) and the Revolving Credit Facility will mature on October 23, 2028 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The Revolving Credit Facility requires a minimum asset coverage ratio with respect to the consolidated assets of the Company and its subsidiaries to senior securities that constitute indebtedness of no less than 1.50 to 1.00, measured at any time.
SPV Asset Facilities
SPV Asset Facility I
On April 27, 2022, Tech Income Funding I LLC (“Tech Income Funding I”), a Delaware limited liability company and a newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility I”) among Tech Income Funding I, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility I Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian. On May 6, 2022 (the “SPV Asset Facility I Closing Date”), in connection with SPV Asset Facility I, Tech Income Funding I entered into a Margining Agreement (the “Margining Agreement”), with Goldman Sachs Bank USA, as Administrative Agent. The following describes the terms of the SPV Asset Facility I as amended through July 31, 2023 (the “SPV Asset Facility I Amendment Date”).
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
SPV Asset Facility II
On May 31, 2023 (the “SPV Asset Facility II Closing Date”), Tech Income Funding II LLC (“Tech Income Funding II”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit and Security Agreement (the “SPV Asset Facility II”), with Tech Income Funding II LLC, as Borrower, the Company, as Collateral Manager and Equityholder, Citibank, N.A., as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent and Collateral Administrator, Alter Domus (US) LLC as Custodian, the lenders from time to time parties thereto (the “Lenders”) and the group agents from time to time parties thereto. On April 8, 2024 (the “SPV Asset Facility II First Amendment Date”) , the parties to the SPV Asset Facility II entered into an amendment in

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

order to change the benchmark for amounts drawn in Canadian dollars from CDOR to Daily Compounded CORRA plus an adjustment of 0.2846%. The following describes the terms of the SPV Asset Facility II amended through the SPV Asset Facility II First Amendment Date.
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
The SPV Asset Facility II provides for the ability to draw and redraw revolving loans under the SPV Asset Facility II for a period of up to three years after the SPV Asset Facility II Closing Date (the “SPV Asset Facility II Reinvestment Period”) unless the SPV Asset Facility II Reinvestment Period is terminated sooner as provided in the SPV Asset Facility II. Unless otherwise terminated, the SPV Asset Facility II will mature two years after the last day of the SPV Asset Facility II Reinvestment Period (the “SPV Asset Facility II Stated Maturity”). To the extent the commitments are terminated or permanently reduced during the first two years following the SPV Asset Facility II Closing Date, Tech Income Funding II may owe a prepayment penalty. Prior to the SPV Asset Facility II Stated Maturity, proceeds received by Tech Income Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, Tech Income Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The credit facility may be permanently reduced, in whole or in part, at the option of Tech Income Funding II.
Amounts drawn in U.S. dollars are benchmarked to Term SOFR, amounts drawn in British pounds are benchmarked to SONIA, amounts drawn in Canadian dollars are benchmarked to Daily Compounded CORRA, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the SPV Asset Facility II Applicable Margin. The “SPV Asset Facility II Applicable Margin” is 3.05%. Tech Income Funding II will also pay the Administrative Agent certain fees (and reimburse certain expenses) in connection with its role.
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
CLOs
Athena CLO III
On May 22, 2024 (the “Athena CLO III Closing Date”), the Company completed a $450.0 million term debt securitization transaction (the “Athena CLO III Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the Athena CLO III Transaction were issued by the Company’s consolidated subsidiary Athena CLO III, LLC, a limited liability company organized under the laws of the State of Delaware (the “Athena CLO III Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the Athena CLO III Issuer.
The Athena CLO III Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Athena CLO III Closing Date (the “Athena CLO III Indenture”), by and among the Athena CLO III Issuer and State Street Bank and Trust Company: (i) $220.0 million of AAA(sf) Class A-1 Notes, which bear interest at three-month term SOFR plus 2.15%, (ii) $5 million of AAA(sf) Class A-2 Notes, which bear interest at 6.619%, (iii) $22.5 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 2.75% and (iv) $22.5 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 3.50% (together, the “Athena CLO III Secured Notes”). The Athena CLO III Secured Notes are secured by middle market loans, participation interests in middle market loans and other assets of the Athena CLO III Issuer. The Athena CLO III Secured Notes are scheduled to mature on April 20, 2036. The Athena CLO III Secured Notes were privately placed by Goldman Sachs & Co. LLC as Placement Agent.
Concurrently with the issuance of the Athena CLO III Secured Notes, the Athena CLO III Issuer issued approximately $180.0 million of subordinated securities in the form of 179,950 preferred shares at an issue price of U.S.$1,000 per share (the “Athena CLO III Preferred Shares”). The Athena CLO III Preferred Shares were issued by the Athena CLO III Issuer as part of its issued share capital and are not secured by the collateral securing the Athena CLO III Secured Notes. The Company purchased all of the Athena CLO III Preferred Shares. The Company acts as retention holder in connection with the Athena CLO III Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the Athena CLO III Preferred Shares.
As part of the Athena CLO III Transaction, the Company entered into a loan sale agreement with the Athena CLO III Issuer dated as of the Athena CLO III Closing Date (the “Athena CLO III OTIC Loan Sale Agreement”), which provided for the contribution of approximately $223.7 million funded par amount of middle market loans from the Company to the Athena CLO III Issuer on the Athena CLO III Closing Date and for future sales from the Company to the Athena CLO III Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the Athena CLO III Secured Notes. The remainder of the initial portfolio assets securing the Athena CLO III Secured Notes consisted of approximately $197.9 million funded par amount of middle market loans purchased by the Athena CLO III Issuer from Tech Income Funding I LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the Athena CLO III Closing Date between the Athena CLO III Issuer and Tech Income Funding I LLC (the “Athena CLO III Tech Income Funding I Loan Sale Agreement”). No gain or loss was recognized as a result of these sales and contributions. The Company and Tech Income Funding I each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.
Through April 20, 2028, a portion of the proceeds received by the Athena CLO III Issuer from the loans securing the Athena CLO III Secured Notes may be used by the Athena CLO III Issuer to purchase additional middle market loans under the direction of the Adviser,

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

the Company’s investment advisor, in its capacity as collateral manager for the Athena CLO III Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.
The Athena CLO III Secured Notes are the secured obligation of the Athena CLO III Issuer, and the Athena CLO III Indenture includes customary covenants and events of default. The Athena CLO III Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser will serve as collateral manager for the Athena CLO III Issuer under a collateral management agreement dated as of the Athena CLO III Closing Date (the “Athena CLO III Collateral Management Agreement”). The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, dated November 30, 2021, between the Adviser and the Company will be offset by the amount of the collateral management fee attributable to the Athena CLO III Issuer’s equity or notes owned by the Company.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 6. Fair Value of Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	As of
	June 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted cash)	$108,680	$—	$—	$108,680

Investments:
First-lien senior secured debt investments	—	1,109,134	2,760,043	3,869,177
Second-lien senior secured debt investments	—	58,548	162,826	221,374
Unsecured debt investments	—	—	60,279	60,279
Preferred equity investments	—	—	220,622	220,622
Common equity investments	—	—	47,233	47,233
Total Investments at fair value	$—	$1,167,682	$3,251,003	$4,418,685

	As of
	December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted cash)	$47,861	$—	$—	$47,861

Investments:
First-lien senior secured debt investments	—	614,407	2,136,466	2,750,873
Second-lien senior secured debt investments	—	60,147	180,480	240,627
Preferred equity investments	—	—	211,797	211,797
Common equity investments	—	—	43,444	43,444
Total Investments at fair value	$—	$674,554	$2,572,187	$3,246,741

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The tables below present changes in fair value of investments for which Level 3 inputs were used to determine the fair value for the following periods:

	As of and for the Three Months Ended
	June 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,345,435	$175,647	$—	$216,764	$44,143	$2,781,989
Purchases of investments, net	532,186	3,682	59,746	4,313	1,767	601,694
Payment-in-kind	4,320	1,920	538	2,105	—	8,883
Proceeds from investments, net	(85,801)	(16,557)	—	(1,076)	—	(103,434)
Net change in unrealized gain (loss)	165	(2,059)	(6)	(1,573)	1,323	(2,150)
Net realized gains (losses)	—	—	—	—	—	—
Net accretion/amortization of discount/premium on investments	7,239	193	1	89	—	7,522
Transfers into (out of) Level 3(1)	(43,501)	—	—	—	—	(43,501)
Fair value, end of period	$2,760,043	$162,826	$60,279	$220,622	$47,233	$3,251,003

(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended June 30, 2024, transfers out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Six Months Ended
	June 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,136,466	$180,480	$—	$211,797	$43,444	$2,572,187
Purchases of investments, net	773,909	3,682	59,746	5,572	1,772	844,681
Payment-in-kind	6,774	2,610	538	7,530	—	17,452
Proceeds from investments, net	(228,404)	(21,557)	—	(2,578)	—	(252,539)
Net change in unrealized gain (loss)	5,203	(2,723)	(6)	(1,882)	2,017	2,609
Net realized gains (losses)	—	—	—	—	—	—
Net accretion/amortization of discount/premium on investments	10,603	334	1	183	—	11,121
Transfers into (out of) Level 3(1)	55,492	—	—	—	—	55,492
Fair value, end of period	$2,760,043	$162,826	$60,279	$220,622	$47,233	$3,251,003

(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended June 30, 2024, transfers into Level 3 out of Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

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

(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occur. For the period ended June 30, 2023, transfers out of Level 3 and out of Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

The table below presents information with respect to net change in unrealized gains (loss) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company as of and for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
First-lien senior secured debt investments	$5,228	$120	$9,753	$7,593
Second-lien senior secured debt investments	(2,094)	(1,256)	(2,670)	(1,034)
Unsecured debt investments	(6)	—	(6)	—
Preferred equity investments	(1,573)	(5,098)	(1,882)	(4,221)
Common equity investments	1,322	237	2,017	280
Total Investments	$2,877	$(5,997)	$7,212	$2,618

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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of
	June 30, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$2,365,477	Yield Analysis	Market Yield	7.8% - 23.5% (11.2%)	Decrease
	$394,566	Recent Transaction	Transaction Price	90.5% - 99.9% (99.1%)	Increase
Second-lien senior secured debt investments	$159,144	Yield Analysis	Market Yield	11.3% - 17.2% (14.6%)	Decrease
	$3,682	Recent Transaction	Transaction Price	99.5% - 99.5% (99.5%)	Increase
Unsecured debt investments	$60,279	Recent Transaction	Transaction Price	99.2% - 100.0% (99.7%)	Increase
Preferred equity investments	$203,309	Yield Analysis	Market Yield	10.8% - 23.0% (16.0%)	Decrease
	$4,313	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	$13,000	Market Approach	Revenue	20.0x - 21.5x (20.3x)	Increase
Common equity investments	$22,531	Market Approach	Revenue	6.3x - 13.5x (10.7x)	Increase
	$22,890	Market Approach	EBITDA Multiple	8.3x - 30.5x (14.1x)	Increase
	$45	Option Pricing Model	Volatility	70.0%	Increase
	$1,767	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase

	As of
	December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,796,935	Yield Analysis	Market Yield	8.2% - 17.1% (11.9%)	Decrease
	$339,531	Recent Transaction	Transaction Price	97.0% - 99.8% (98.7%)	Increase
Second-lien senior secured debt investments	$180,480	Yield Analysis	Market Yield	11.4% - 17.7% (15.7%)	Decrease
Preferred equity investments	$133,641	Yield Analysis	Market Yield	10.4% - 20.0% (14.6%)	Decrease
	$68,858	Recent Transaction	Transaction Price	98.0% - 107.5% (106.6%)	Increase
	$9,298	Market Approach	Revenue	18.0x - 18.0x (18.0x)	Increase
Common equity investments	$22,800	Market Approach	Revenue	6.3x - 14.7x (11.4x)	Increase
	$9,945	Market Approach	EBITDA Multiple	9.1x - 34.5x (13.7x)	Increase
	$10,699	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase

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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The tables below present the carrying and fair values of the Company’s debt obligations as of the following periods:

	As of			As of
	June 30, 2024			December 31, 2023
($ in thousands)	Net Carrying Value(1)	Debt Issuance Costs	Fair Value	Net Carrying Value(1)	Debt Issuance Costs	Fair Value
Revolving Credit Facility	$713,440	$(7,001)	$713,440	$533,638	$(7,772)	$533,638
SPV Asset Facility I	341,561	(3,439)	341,561	545,957	(4,043)	545,957
SPV Asset Facility II	(2,058)	(2,058)	(2,058)	(2,333)	(2,333)	(2,333)
SPV Asset Facility III	194,996	(5,004)	194,996	—	—	—
Athena CLO III	267,863	(2,137)	267,863	—	—	—
Series 2023A Notes	99,184	(816)	100,000	98,982	(1,018)	100,000
Series 2023B-A Notes	99,176	(824)	100,000	99,174	(826)	100,000
Series 2023B-B Notes	74,283	(717)	75,000	74,232	(768)	75,000
Total Debt	$1,788,445	$(21,996)	$1,790,802	$1,349,650	$(16,760)	$1,352,262

(1) Carrying values are presented net of debt issuance costs.

The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

	As of
($ in thousands)	June 30, 2024	December 31, 2023
Level 1	$—	$—
Level 2	—	—
Level 3	1,790,802	1,352,262
Total Debt	$1,790,802	$1,352,262

Financial Instruments Not Carried at Fair Value
As of June 30, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short term maturities. These financial instruments would be categorized as Level 3 within the fair value hierarchy.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The Company had the following outstanding commitments to fund investments in current portfolio companies as of the following periods:

		As of
Portfolio Company	Investment	June 30, 2024	December 31, 2023
($ in thousands)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	$3,011	$2,408
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	96,499	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured revolving loan	9,053	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	4,010	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	4,064	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	4,550	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	299	762
Amerilife Holdings LLC	First lien senior secured delayed draw term loan	—	3,820
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273	2,273
Anaplan, Inc.	First lien senior secured revolving loan	6,481	6,481
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	10,081	10,587
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	2,688	—
Appfire Technologies, LLC	First lien senior secured revolving loan	1,260	1,260
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	5,400	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	2,913	—
Artifact Bidco, Inc. (dba Aveta)	First lien senior secured delayed draw term loan	2,703	—
Artifact Bidco, Inc. (dba Aveta)	First lien senior secured revolving loan	537	—
Artifact Bidco, Inc. (dba Aveta)	First lien senior secured revolving loan	1,393	—
Associations, Inc.	First lien senior secured delayed draw term loan	5,136	—
Associations, Inc.	First lien senior secured revolving loan	4,115	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR term loan	—	14,005
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK term loan	—	14,656
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	—	1,556
Avalara, Inc.	First lien senior secured revolving loan	2,273	2,273
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	6,413	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	2,850	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	2,492	2,866
Bamboo US BidCo LLC	First lien senior secured revolving loan	4,103	4,103
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	50	100
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	154	185
Certinia, Inc.	First lien senior secured revolving loan	5,882	5,882
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	—	750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	375	375
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	22,991	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	70
Coupa Holdings, LLC	First lien senior secured revolving loan	54	54
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	3,806	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	2,239	—
Cresset Capital Management, LLC	First lien senior secured revolving loan	1,119	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	9,434	9,434

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

		As of
Portfolio Company	Investment	June 30, 2024	December 31, 2023
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	91
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	2,557	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	430	344
Entrata, Inc.	First lien senior secured revolving loan	3,941	3,941
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	1,896	1,896
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2,215	—
Finastra USA, Inc.	First lien senior secured revolving loan	5,603	4,608
Forescout Technologies, Inc.	First lien senior secured revolving loan	176	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	51	145
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	38	93
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	370	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	93	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	37	37
Galway Borrower LLC	First lien senior secured delayed draw term loan	6,217	—
Galway Borrower LLC	First lien senior secured revolving loan	676	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,391	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secred delayed draw term loan	—	7,600
Granicus, Inc.	First lien senior secured delayed draw term loan	1,736	—
Granicus, Inc.	First lien senior secured revolving loan	1,618	—
Hyland Software, Inc.	First lien senior secured revolving loan	1,919	1,919
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1,957	—
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	12,716	12,716
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	5,934	5,934
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	4,485	4,485
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	2,050	3,203
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	3,170	4,567
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,135	1,135
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	—	3,127
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,482	2,382
Invoalon Holdings, Inc.	First lien senior secured delayed draw term loan	—	1,350
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,304	757
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	3,153	7,429
JS PARENT, INC. (dba Jama Software)	First lien senior secured revolving loan	1,324	—
Kaseya Inc.	First lien senior secured delayed draw term loan	3,600	3,803
Kaseya Inc.	First lien senior secured revolving loan	3,038	3,038
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	4,406	4,112
Litera Bidco LLC	First lien senior secured delayed draw term loan	8,938	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	4,709	—
Litera Bidco LLC	First lien senior secured revolving loan	2,680	—
LSI Financing 1 DAC	Series 5 Notes	1,829	—
LSI Financing 1 DAC	Series 6 Notes	2,455	—
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	5,806	5,806
ManTech International Corporation	First lien senior secured delayed draw term loan	6,698	6,698
ManTech International Corporation	First lien senior secured revolving loan	5,590	5,590
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	1,695	791

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

		As of
Portfolio Company	Investment	June 30, 2024	December 31, 2023
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	9,006	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	9,006	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	5,540	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2,846	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	4,268	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	4,118	4,118
Omnia Partners, LLC	First lien senior secured delayed draw term loan	—	172
OneOncology LLC	First lien senior secured delayed draw term loan	10,714	—
OneOncology, LLC	First lien senior secured delayed draw term loan	—	5,357
OneOncology LLC	First lien senior secured revolving loan	2,857	2,857
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	534	534
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	—	954
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	3,057	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	1,345	—
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	9,885	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	5,120	5,120
PetVet Care Centers, LLC	First lien senior secured revolving loan	5,373	5,373
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182	2,182
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	378	4,412
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	832	1,260
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	9,471	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	10,824	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	3,750	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	6,725	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	5,888	—
Rubrik, Inc.	First lien senior secured delayed draw term loan	2,782	5,876
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	10,896	10,896
Securonix, Inc.	First lien senior secured revolving loan	3,479	3,559
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	105	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	483	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	1,332	917
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	10,364	—
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	8,061	—
SimpliSafe Holding Corporation	First lien senor secured delayed draw term loan	—	5,658
Smarsh Inc.	First lien senior secured delayed draw term loan	3,333	3,333
Smarsh Inc.	First lien senior secured revolving loan	139	267
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	2	145
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369	1,369
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071	1,071
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	1,927	—
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	350	350
Zendesk, Inc.	First lien senior secured delayed draw term loan	14,633	14,633
Zendesk, Inc.	First lien senior secured revolving loan	6,026	6,026
Total Unfunded Portfolio Company Commitments		$534,051	$267,936
As of June 30, 2024, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Organizational and Offering Costs
The table below presents the total amount of organization and offering costs, inclusive of organization and offering costs deferred under the expense deferral agreement, incurred by the Adviser and its affiliates since inception and charged to the Company as of the following dates:

	As of
	June 30, 2024	December 31, 2023
($ in thousands)
Organizational and Offering Costs incurred by the Adviser	$4,737	$4,586
Organizational and Offering Costs charged to the Company	$2,250	$205
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
The table below presents the total amount of organization and offering costs incurred by the Adviser and its affiliates and charged to the Company for the following periods:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024	For the period from June 22, 2021 (Inception) to June 30, 2023
($ in thousands)
Organizational and Offering Costs incurred by the Adviser	$59	$151	$4,471
Organizational and Offering Costs charged to the Company	$1,384	$2,045	$—

Expense Deferral Agreement
The Adviser has agreed to incur and pay certain expenses pursuant to the Expense Deferral Agreement prior to April 30, 2023. The Company will be obligated to reimburse the aggregate amount of expenses previously paid by the Adviser in eighteen equal installments, upon meeting specified conditions.
The table below presents the total amount of expenses incurred by the Adviser under the Expense Deferral Agreement as of the following periods:

	As of
	June 30, 2024	December 31, 2023
($ in thousands)
Expenses incurred by the Adviser	$7,679	$7,679
Organizational and Offering Costs incurred by the Adviser	4,299	4,299
Total Expenses incurred by the Adviser	$11,978	$11,978

The first installment became an obligation of the Company on December 1, 2023, when the Company reached $1.75 billion in Net Subscriptions received from the sale of the Company’s common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75.0 million in Net Subscriptions received from the sale of the Company’s common shares thereafter.
The table below presents the amounts the number of installments and the amount the Company became obligated to reimburse the Adviser for the following periods:

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
($ in thousands)
Number of installments met by the Company	7	10

Expenses reimbursed to the Adviser	$3,333	$4,761
Organizational and Offering costs reimbursed to the Adviser	1,326	1,894
Total Expenses Reimbursed to the Adviser	$4,659	$6,655
As of June 30, 2024 and December 31, 2023, the total remaining expenses under the expense deferral agreement were $4.6 million and $11.3 million, respectively. As of June 30, 2024, Net Subscriptions received from the sale of the Company's common shares were $2.50 billion. See Note 3 “Agreements and Related Party Transactions.”
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
Prior to such time as the Company satisfied the Warehouse Conditions, its obligations under the purchase agreements were guaranteed by an affiliate of the Adviser. On May 10, 2022, conditions under the purchase agreement with Macquarie were met and the Company was obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of June 8, 2022, the Company settled the 4 warehouse investments that the Financing Providers purchased having an aggregate funded principal of $129.2 million and aggregate cost of $127.0 million. As of June 30, 2024, there were no purchase agreements outstanding with the Financing Providers.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Common Stock Activity
On September 30, 2021, the Company issued 100 Class I common shares for $1,000 to OTCA. On December 30, 2021, the Company issued 15,000 Class I common shares for $150,000 to an entity affiliated with the Adviser.
The tables below present transactions with respect to shares of the Company’s common stock for the following periods:

	For the Three Months Ended June 30, 2024
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	9,754,122	$102,460	37,628	$393	6,132,251	$64,076	15,924,001	$166,929
Shares/gross proceeds from the private placements	—	—	—	—	31,833,145	332,816	31,833,145	332,816
Share transfer between classes(1)	(33,654)	(352)	—	—	33,654	352	—	—
Reinvestment of distributions	595,927	6,228	10,477	109	1,691,692	17,682	2,298,096	24,019
Repurchased shares	(1,078,644)	(11,239)	(16,239)	(169)	(2,503,435)	(26,086)	(3,598,318)	(37,494)
Total shares/gross proceeds	9,237,751	97,097	31,866	333	37,187,307	388,840	46,456,924	486,270
Sales load	—	(494)	—	—	—	—	—	(494)
Total shares/net proceeds	9,237,751	$96,603	31,866	$333	37,187,307	$388,840	46,456,924	$485,776
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

	For the Six Months ended June 30, 2024
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	16,178,786	$169,526	74,194	$774	7,916,472	$82,615	24,169,452	$252,915
Shares/gross proceeds from the private placements	—	—	—	—	48,764,616	508,753	48,764,616	508,753
Share transfer between classes(1)	(794,705)	(8,267)	(1,310,646)	(13,605)	2,105,351	21,872	—	—
Reinvestment of distributions	1,083,003	11,288	25,005	259	3,113,663	32,456	4,221,671	44,003
Repurchased shares	(1,266,202)	(13,197)	(16,239)	(169)	(3,772,553)	(39,336)	(5,054,994)	(52,702)
Total shares/gross proceeds	15,200,882	159,350	(1,227,686)	(12,741)	58,127,549	606,360	72,100,745	752,969
Sales load	—	(801)	—	—	—	—	—	(801)
Total shares/net proceeds	15,200,882	$158,549	(1,227,686)	$(12,741)	58,127,549	$606,360	72,100,745	$752,168

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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	For the Three Months Ended June 30, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	8,232,712	$83,701	621,696	$6,291	2,500,866	$25,326	11,355,274	$115,318
Shares/gross proceeds from the private placements	—	—	—	—	8,278,901	83,827	8,278,901	83,827
Reinvestment of distributions	202,264	2,116	6,019	63	919,884	9,687	1,128,167	11,866
Repurchased shares	(140,508)	(1,425)	(4,927)	(50)	(2,051,538)	(20,803)	(2,196,973)	(22,278)
Total shares/gross proceeds	8,294,468	84,392	622,788	6,304	9,648,113	98,037	18,565,369	188,733
Sales load	—	(362)	—	—	—	—	—	(362)
Total shares/net proceeds	8,294,468	$84,030	622,788	$6,304	9,648,113	$98,037	18,565,369	$188,371

	For the Six Months ended June 30, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	14,232,556	$144,549	1,041,121	$10,531	5,123,924	$51,795	20,397,601	$206,875
Shares/gross proceeds from the private placements	—	—	—	—	16,392,990	166,149	16,392,990	166,149
Reinvestment of distributions	383,367	3,948	8,363	87	2,040,604	21,040	2,432,334	25,075
Repurchased shares	(235,825)	(2,389)	(4,927)	(50)	(5,527,178)	(55,976)	(5,767,930)	(58,415)
Total shares/gross proceeds	14,380,098	146,108	1,044,557	10,568	18,030,340	183,008	33,454,994	339,684
Sales load	—	(626)	—	—	—	—	—	(626)
Total shares/net proceeds	14,380,098	$145,482	1,044,557	$10,568	18,030,340	$183,008	33,454,994	$339,058

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
The changes to the Company’s offering price per share since the commencement of the Company’s initial continuous public offering and associated effective dates of such changes were as follows:

For the Three and Six Months Ended June 30, 2024
	S			D			I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2024	$10.38	$—	$10.38	$10.38	$—	$10.38	$10.38	$—	$10.38
February 1, 2024	$10.39	$—	$10.39	$10.39	$—	$10.39	$10.39	$—	$10.39
March 1, 2024	$10.40	$—	$10.40	$10.40	$—	$10.40	$10.40	$—	$10.40
April 1, 2024	$10.44	$—	$10.44	$10.44	$—	$10.44	$10.44	$—	$10.44
May 1, 2024	$10.45	$—	$10.45	$10.45	$—	$10.45	$10.45	$—	$10.45
June 3, 2024	$10.47	$—	$10.47	$10.47	$—	$10.47	$10.47	$—	$10.47
(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2) Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

For the Three and Six Months Ended June 30, 2023
	S			D			I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2023	$10.02	$—	$10.02	$10.02	$—	$10.02	$10.02	$—	$10.02
February 1, 2023	$10.17	$—	$10.17	$10.17	$—	$10.17	$10.17	$—	$10.17
March 1, 2023	$10.15	$—	$10.15	$10.15	$—	$10.15	$10.15	$—	$10.15
April 3, 2023	$10.12	$—	$10.12	$10.12	$—	$10.12	$10.12	$—	$10.12
May 1, 2023	$10.15	$—	$10.15	$10.15	$—	$10.15	$10.15	$—	$10.15
June 1, 2023	$10.11	$—	$10.11	$10.11	$—	$10.11	$10.11	$—	$10.11
(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2) Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.
Distributions
The Board intends to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.
The tables below present cash distributions per share that were recorded for the following periods:

For the Three and Six Months Ended June 30, 2024
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 20, 2023	January 31, 2024	February 23, 2024	$0.074775	$2,870	$92	$10,742
February 21, 2024	February 29, 2024	March 22, 2024	0.074775	3,035	95	11,459
February 21, 2024	March 29, 2024	April 23, 2024	0.074775	3,126	95	11,897
February 21, 2024	March 29, 2024	April 23, 2024	0.030000	1,394	39	4,773
February 21, 2024	April 30, 2024	May 22, 2024	0.074775	3,379	97	13,017
May 7, 2024	May 31, 2024	June 26, 2024	0.074775	3,579	97	13,714
May 7, 2024	June 28, 2024	July 24, 2024	0.074775	3,752	98	14,677
May 7, 2024	June 28, 2024	July 24, 2024	0.030000	1,671	40	5,889
		Total	$0.508650	$22,806	$653	$86,168
(1) On May 7, 2024 the Company’s board of directors declared a distribution of $0.074775 per share, payable on or before August 23, 2024 to shareholders of record as of July 31, 2024.
(2) Distributions per share are gross of shareholder servicing fees.
(3) Distribution amounts are net of shareholder servicing fees.

For the Three and Six Months Ended June 30, 2023
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 22, 2022	January 31, 2023	February 24, 2023	$0.075000	$1,010	$19	$6,766
January 25, 2023	January 31, 2023	February 24, 2023	0.074775	909	19	6,746
February 21, 2023	February 28, 2023	March 23, 2023	0.074775	1,019	27	7,110
March 22, 2023	March 31, 2023	April 26, 2023	0.074775	1,137	38	7,193
April 25, 2023	April 30, 2023	May 23, 2023	0.074775	1,296	45	7,464
May 22, 2023	May 31, 2023	June 26, 2023	0.074775	1,441	53	7,737
June 23, 2023	June 30, 2023	July 26, 2023	0.074775	1,702	83	7,916
		Total	$0.523650	$8,514	$284	$50,932
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
The tables below presents the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock for the following periods:

	For the Six Months Ended June 30, 2024
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.542447	$118,479	108.1%
Net realized gain (loss) on investments	—	—	—%
Distributions in excess of net investment income/(undistributed net investment income)	(0.033797)	(8,852)	(8.1)%
Total	$0.508650	$109,627	100.0%
(1) Distributions per share are gross of shareholder servicing fees.
(2) Data in this table is presented on a consolidated basis. Refer to Note 11 “Financial Highlights” for amounts by share class.

	For the Six Months Ended June 30, 2023
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.56341	$66,525	111.4%
Net realized gain (loss) on investments	—	—	—%
Distributions in excess of net investment income/(undistributed net investment income)	(0.03976)	$(6,795)	(11.4)%
Total	$0.52365	$59,730	100.0%
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The tables below presents the share repurchase activity of the Company:

For the Three and Six Months Ended, June 30, 2024
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 27, 2024	I	March 29, 2024	$13,250	$10.44	1,269,118
February 27, 2024	S	March 29, 2024	1,958	$10.44	187,558
May 23, 2024	I	June 28, 2024	26,086	$10.42	2,503,435
May 23, 2024	S	June 28, 2024	11,239	$10.42	1,078,644
May 23, 2024	D	June 28, 2024	169	$10.42	16,239
Total			$52,702		5,054,994

For the Three and Six Months Ended June 30, 2023
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 28, 2023	I	March 31, 2023	$35,173	$10.12	3,475,640
February 28, 2023	S	March 31, 2023	965	$10.12	95,317
May 25, 2023	I	June 30, 2023	20,802	$10.14	2,051,539
May 25, 2023	S	June 30, 2023	1,425	$10.14	140,508
May 25, 2023	D	June 30, 2023	50	$10.14	4,926
Total			$58,415		5,767,930
Note 9. Earnings Per Share
The tables below presents the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended June 30,
	2024			2023
($ in thousands, except per share amounts)	Class S	Class D	Class I	Class S	Class D	Class I
Increase (decrease) in net assets resulting from operations	$11,527	$309	$44,234	$4,806	$200	$24,802
Weighted average shares of common stock outstanding—basic and diluted	53,093,371	1,341,873	184,563,221	21,823,699	829,372	103,390,769
Earnings (loss) per common share—basic and diluted	$0.21	$0.23	$0.24	$0.22	$0.24	$0.24

	For the Six Months Ended June 30,
	2024			2023
($ in thousands, except per share amounts)	Class S	Class D	Class I	Class S	Class D	Class I
Increase (decrease) in net assets resulting from operations	$24,541	$710	$91,666	$10,020	$317	$60,991
Weighted average shares of common stock outstanding—basic and diluted	48,833,191	1,330,741	168,251,823	18,443,176	605,885	99,026,118
Earnings (loss) per common share—basic and diluted	$0.50	$0.53	$0.55	$0.54	$0.52	$0.62

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
For the three and six months ended June 30, 2024, the Company recorded $0.2 million and $0.2 million of U.S. federal excise tax expense, respectively. For the three and six months ended June 30, 2023, the Company recorded $30.0 thousand and $30.0 thousand of U.S. federal excise tax, respectively.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Six Months Ended June 30,
	2024			2023
($ in thousands, except share and per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Per share data:
Net asset value, at beginning of period	$10.38	$10.38	$10.38	$10.02	$10.02	$10.02
Results of operations:
Net investment income(1)	0.51	0.53	0.55	0.52	0.54	0.57
Net realized and unrealized gain (loss)(2)	(0.01)	0.01	—	0.12	0.10	0.07
Net increase (decrease) in net assets resulting from operations	0.50	0.54	0.55	0.64	0.64	0.64
Shareholder distributions:
Distributions from net investment income(3)	(0.46)	(0.50)	(0.51)	(0.52)	(0.52)	(0.52)
Distributions from net realized gains(7)	—	—	—	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(0.46)	(0.50)	(0.51)	(0.52)	(0.52)	(0.52)
Total increase (decrease) in net assets	0.04	0.04	0.04	0.12	0.12	0.12
Net asset value, at end of period	$10.42	$10.42	$10.42	$10.14	$10.14	$10.14

Total Return(4)	4.9%	5.3%	5.4%	6.1%	6.4%	6.5%

Ratios
Ratio of net expenses to average net assets(5)(6)	10.8%	11.2%	9.8%	10.6%	10.9%	10.1%
Ratio of net investment income to average net assets(6)	10.2%	10.5%	10.9%	10.9%	10.9%	11.6%
Portfolio turnover rate	28.1%	28.1%	28.1%	0.4%	0.4%	0.4%

Supplemental Data
Weighted-average shares outstanding	48,833,191	1,330,741	168,251,823	18,443,176	605,885	99,026,118
Shares outstanding, end of period	55,715,685	1,344,032	196,286,497	25,160,413	1,151,576	105,848,690
Net assets, end of period	$580,820	$14,011	$2,046,230	$255,057	$11,674	$1,073,422
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
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the six months ended June 30, 2024, the total operating expenses to average net assets were 10.8%, 11.2%, 9.8% for Class S, Class D and Class I common stock, respectively. For the six months ended June 30, 2023, the total operating expenses to average net assets were 10.6%, 10.9%, 10.1% for Class S, Class D and Class I common stock, respectively.
(6)The ratio reflects an annualized amount for the six months ended June 30, 2024 and for the six months ended June 30, 2023, except in the case of non-recurring expenses (e.g. initial organization expenses) and offering expenses, where applicable.
(7)The distributions from net realized gain (loss) on investments per share for the six months ended June 30, 2024 and 2023, rounds to less than $0.01 per share, respectively.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of these financial statements. There have been no subsequent events to disclose except for the following:
Distribution
On August 6, 2024, our Board declared a distribution of $0.074775 per share, payable on or before September 30, 2024 to the shareholders of record as of August 30, 2024, a distribution of $0.074775 per share, payable on or before October 31, 2024 to the shareholders of record as of September 30, 2024, a distribution of $0.074775 per share, payable on or before November 29, 2024 to the shareholders of record as of October 31, 2024 and a special distribution of $0.030000 per share, payable on or before October 31, 2024 to the shareholders of record as of September 30, 2024.
Equity Raise Proceeds
As of August 8, 2024, the Company has issued approximately 59.4 million shares of its Class S common stock, approximately 212.1 million shares of its Class I common stock and approximately 2.6 million shares of its Class D common stock and has raised total gross proceeds of approximately $610.0 million, $2.2 billion, and $26.7 million, respectively, including seed capital of $1,000 contributed by its Adviser in September 2021 and approximately $50.0 million in gross proceeds raised from entities affiliated with the Adviser. In addition, the Company has received $97.5 million in subscription payments which the Company accepted on August 6, 2024, which are pending the Company’s determination of the net asset value per share applicable to such purchase.

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
Overview
Blue Owl Technology Income Corp. (the “Company”, “we”, “us”, or “our”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Formed as a Maryland corporation on June 22, 2021, we were advised by Blue Owl Technology Credit Advisors LLC (“OTCA”) from October 1, 2021 to November 30, 2021. As of November 30, 2021, we are advised by Blue Owl Technology Credit Advisors II LLC (our “Adviser”or “OTCA II”), who is responsible for sourcing potential investment opportunities, conducting research, performing due diligence on prospective investments, structuring our investments and monitoring our portfolio companies on an ongoing basis. The Adviser is registered as an investment adviser with the Securities and Exchange Commission (“SEC”). We have elected to be treated as a regulated investment company “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. On December 9, 2021, we formed a wholly-owned subsidiary, OR Tech Lending IC LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Tech Lending IC LLC makes loans to borrowers headquarter in California. From time to time we may form wholly-owned subsidiaries to facilitate the normal course of business.
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
On September 30, 2021, an affiliate of the Adviser ("the Initial Shareholder") purchased 100 shares of our Class I common stock at $10.00 per share, which represents the initial public offering price of such shares. The Initial Shareholder will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue its role. On October 6, 2021, we received a subscription agreement, totaling $50.0 million for the purchase of Class I common shares of our common stock from entities affiliated with the Adviser. We had called all of the $50.0 million under the subscription agreement as of June 30, 2024.
Since meeting the minimum offering requirement and commencing our continuous public offering through June 30, 2024, we have issued 55,833,560 shares of Class S common stock, 2,615,673 shares of Class D common stock, and 24,830,790 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $572.9 million, $26.6 million, and $252.9 million, respectively, including $1,000 of seed capital contributed by its Initial Shareholder. We have issued 180,350,326 shares of our Class I common stock to feeder vehicles primarily created to hold our Class I shares in a Private Offering and raised gross proceeds of approximately $1.8 billion.
Our Adviser also serves as investment adviser to Blue Owl Technology Finance Corp. II.
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity positions in and providing debt financing to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate finance. Blue Owl’s Credit platform is comprised of the Adviser, OTCA, Blue Owl Credit

Advisors LLC (“OCA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”), and Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with the Adviser, OCA, ODCA and OTCA, the “Blue Owl Credit Advisers”), which are also investment advisers. As of June 30, 2024, the Adviser and its affiliates had $95.1 billion in assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Technology Lending Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s investment committees. Blue Owl’s Credit platform has four investment committees each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Technology Lending Investment Committee is comprised of Erik Bissonnette, Pravin Vazirani and Jon ten Oever. The Investment Team, under the Technology Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
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
In addition, we and the Adviser have entered into a dealer manager agreement with Blue Owl Securities and certain participating broker-dealers to solicit capital (the “Dealer Manager Agreement”).
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (as amended, the “Order”), that has been granted by the SEC to OCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Order permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and/or other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and investment portfolios of BDCs, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and have an investment objective similar to ours.
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
Our Investment Framework

We are a Maryland corporation organized primarily to originate and make debt and equity investments in, technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity or equity-linked investments. We may hold our investments directly or through special purpose vehicles. Since our Adviser's affiliates began investment activities in April 2016 through June 30, 2024, the Blue Owl Credit Advisers have originated $118.2 billion of aggregate principal amount of investments across multiple industries, of which $114.3 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We target portfolio companies where we can structure larger transactions. As of June 30, 2024, our average investment size in each of our portfolio companies was approximately $27.8 million based on fair value. As of June 30, 2024, investments we classify as traditional financing, excluding certain investments that fall outside of our typical borrower profile, represented 92.2% of our total portfolio based on fair value and these portfolio companies had a weighted average annual revenue of $1.3 billion, a weighted average annual EBITDA of $0.4 billion and a weighted average enterprise value of $6.5 billion. As of June 30, 2024, investments we classify as growth capital represented 7.2% of our total portfolio based on fair value and these portfolio companies had a weighted average annual revenue of $2.3 billion and weighted average enterprise value of $17.0 billion.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2024, 99.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
On May 9, 2023, the Company and the Adviser amended the Expense Deferral Agreement to provide that the Adviser's obligation to incur and pay the Company’s expenses would cease as of April 30, 2023, and that the Company would repay the expenses previously incurred by the Adviser on the Company’s behalf in eighteen equal installments, upon meeting specified conditions. The first installment became an obligation of the Company on December 1, 2023, when the Company reached $1.75 billion in Net Subscriptions received from the sale of the Company’s common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75.0 million in Net Subscriptions received from the sale of the Company’s common shares thereafter. The Company recorded $4.7 million and $6.7 million of expenses, of which $1.3 million and $1.9 million related to organization and offering costs, for the the three and six months ended June 30, 2024, respectively.
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
Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2023, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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
Portfolio and Investment Activity
On March 21, 2022, the Board approved multiple purchase agreements with Macquarie US Trading LLC (“Macquarie”) and certain of its affiliates (each, a “Financing Provider” and collectively, the “Financing Providers”). Under the purchase agreements, the Company had forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Providers, each of whom was obligated to settle the sale of such investments subject to the following conditions: (a) the Company received a minimum of $450.0 million of subscriptions; and (b) the Board approved the purchase of the specific Warehouse Investments. As of May 10, 2022, conditions under the purchase agreement were met and we became obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of June 30, 2024, the Company settled its required obligations under the purchase agreements.
As of June 30, 2024, based on fair value, our portfolio consisted of 87.6% first lien senior debt investments (of which 32.6% we consider to be unitranche debt investments (including “last out” portions of such loans)), 5.0% second lien senior secured debt investments,1.4% unsecured debt investments, 5.0%, preferred equity investments, and 1.0% common equity investments.
As of June 30, 2024, our weighted average total yield of the portfolio at fair value and amortized cost was 11.1% and 11.2%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 11.3% and 11.3%, respectively. As of June 30, 2024, the weighted average spread of total debt investments was 5.5%.
As of June 30, 2024, we had investments in 159 portfolio companies with an aggregate fair value of $4.4 billion. As of June 30, 2024, we had net leverage of 0.64x debt-to-equity.
In the current lending environment public market activity has remained strong and merger and acquisition activity is currently limited. As a result, repayment activity was elevated and we increased the pace of our originations in order to maintain comparable leverage levels.
The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service-oriented sectors such as software and healthcare, all of which serve diversified and durable end markets. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers that we classify as traditional financing, which exclude certain investments that fall outside of our typical borrower profile, have a weighted average EBITDA of $396.2 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. Blue Owl continues to invest in transactions in excess of $1 billion in size, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protection. We are continuing to monitor the effect that continued elevated interest rate environment may have on our portfolio companies and our investment activities.
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
We also continue to invest in specialty financing portfolio companies, including LSI Financing DAC 1 (“LSI Financing”). These companies may use our capital to support acquisitions which could continue to lead to increased dividend income across well-diversified underlying portfolios. In the future we may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. See “Specialty Financing Portfolio Companies.”

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended June 30,
($ in thousands)	2024	2023
New investment commitments
Gross originations	$1,660,013	$224,612
Less: Sell downs	(463)	(1,948)
Total new investment commitments	$1,659,550	$222,664
Principal amount of investments funded:
First-lien senior secured debt investments	$1,287,017	$210,224
Second-lien senior secured debt investments	11,000	—
Unsecured debt investments	59,936	—
Preferred equity investments	4,313	—
Common equity investments	—	23
Total principal amount of investments funded	$1,362,266	$210,247
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(700,522)	$—
Second-lien senior secured debt investments	(26,557)	—
Unsecured debt investments	—	—
Preferred equity investments	(1,076)	(1,033)
Common equity investments	—	—
Total principal amount of investments sold or repaid	$(728,155)	$(1,033)

Number of new investment commitments in new portfolio companies(1)	44	9
Average new investment commitment amount in new portfolio companies(1)	$31,857	$4,004
Weighted average term for new debt investment commitments (in years)	5.7	4.7
Percentage of new debt investment commitments at floating rates	96.9%	100.0%
Percentage of new debt investment commitments at fixed rates	3.1%	—%
Weighted average interest rate of new debt investment commitments(2)	10.3%	10.5%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	4.9%	5.2%
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.32% as of June 30, 2024 and 5.27%, as of June 30, 2023, respectively.

The table below presents our investments at amortized cost and fair value as of the following periods:

	As of		As of
	June 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$3,849,233	$3,869,177	$2,731,855	$2,750,873
Second-lien senior secured debt investments	228,944	221,374	244,033	240,627
Unsecured debt investments	60,286	60,279	—	—
Preferred equity investments(2)	218,743	220,622	208,036	211,797
Common equity investments	42,476	47,233	40,704	43,444
Total Investments	$4,399,682	$4,418,685	$3,224,628	$3,246,741
(1) 32.6% and 39.0% of which we consider unitranche loans as of June 30, 2024 and December 31, 2023, respectively.

(2) Includes equity investment in LSI Financing.

We use GICs for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of
	June 30, 2024	December 31, 2023
Aerospace & Defense	1.4%	1.8%
Application Software	12.6%	12.9%
Banks	1.4%	1.9%
Beverages	1.1%	1.5%
Buildings & Real Estate	2.1%	0.6%
Building Products	0.1%	0.3%
Capital Markets	0.2%	—%
Commercial Services & Supplies	3.6%	3.8%
Construction & Engineering	0.6%	0.5%
Consumer Finance	0.7%	—%
Containers & Packaging	1.0%	0.8%
Diversified Consumer Services	2.5%	1.2%
Diversified Financial Services	5.5%	2.8%
Diversified Telecommunication Services	0.3%	—%
Electrical Equipment	—%	3.1%
Energy Equipment & Services	0.3%	0.2%
Equity Real Estate Investment Trusts (REITs)	1.1%	—%
Food & Staples Retailing	3.7%	4.5%
Health Care Equipment & Supplies	2.3%	1.9%
Health Care Providers & Services	4.4%	5.2%
Health Care Technology	11.4%	11.4%
Industrial Conglomerates	0.7%	—%
Insurance	6.9%	6.3%
Internet & Direct Marketing Retail	0.6%	—%
IT Services	4.7%	6.0%
Life Sciences Tools & Services	1.5%	1.8%
Machinery	0.4%	0.5%
Media	0.8%	—%
Multiline Retail	0.3%	—%
Pharmaceuticals(1)	0.8%	0.8%
Professional Services	6.1%	3.9%
Real Estate Management & Development	1.8%	2.3%
Specialty Retail	0.2%	—%
Systems Software	18.9%	24.0%
Total	100.0%	100.0%
(1) Includes equity investment in LSI Financing.

We classify the industries of our portfolio companies be end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.

The table below presents investments by geographic composition based on fair value as of the following periods:

	As of
	June 30, 2024	December 31, 2023
United States:
Midwest	19.1%	17.1%
Northeast	16.1%	19.1%
South	28.2%	26.8%
West	26.1%	26.2%
International	10.5%	10.8%
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	As of
	June 30, 2024	December 31, 2023
Weighted average total yield of portfolio	11.1%	11.8%
Weighted average total yield of debt and income producing securities	11.3%	12.0%
Weighted average interest rate of debt securities	10.8%	11.4%
Weighted average spread over base rate of all floating rate investments	5.5%	6.0%
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
An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with oversight of the Technology Lending Investment Committee and/or other Blue Owl agent. Once an investment is on the credit watch list, the Adviser works with the borrower to resolve any financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery. If an investment needs to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Technology Lending Investment Committee.
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
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of		As of
	June 30, 2024		December 31, 2023
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$258,284	5.8%	$71,807	2.2%
2	4,106,795	93.0%	3,156,618	97.2%
3	53,606	1.2%	18,316	0.6%
4	—	—%	—	—%
5	—	—%	—	—%
Total	$4,418,685	100.0%	$3,246,741	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	As of		As of
	June 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$4,138,463	100.0%	$2,975,888	100.0%
Non-accrual	—	—%	—	—%
Total	$4,138,463	100.0%	$2,975,888	100.0%
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

Specialty Financing Portfolio Company

LSI Financing

LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment in LSI Financing. As of June 30, 2024 and December 31, 2023, the fair value of our investment in LSI Financing was $12.0 million and $13.0 million, respectively. For the three and six months ended June 30, 2024, we increased our commitment to LSI Financing by $1.8 million and $4.3 million, respectively. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.

Results of Operations

The table below presents the operating results for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Total Investment Income	$126,172	$65,503	$232,108	$125,465
Less: Net operating expenses	(60,027)	(31,346)	(113,449)	(58,910)
Net Investment Income (Loss) Before Taxes	66,145	34,157	118,659	66,555
Less: Excise taxes	180	30	180	30
Net Investment Income (Loss) After Taxes	$65,965	$34,127	$118,479	$66,525
Net change in unrealized gain (loss)	(9,487)	(4,241)	(1,158)	4,881
Net realized gain (loss)	(408)	(78)	(404)	(78)
Net Increase (Decrease) in Net Assets Resulting from Operations	$56,070	$29,808	$116,917	$71,328
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
The table below presents investment income for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest income	$110,884	$54,006	$203,489	$101,900
PIK interest income	5,562	4,456	10,878	7,910
PIK dividend income	5,130	3,354	8,985	11,368
Dividend Income	2,531	3,046	5,016	3,046
Other income	2,065	641	3,740	1,241
Total Investment Income	$126,172	$65,503	$232,108	$125,465
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interest obtained in connection with originated loans, such as options, warrants, or conversion rights.
For the three months ended June 30, 2024 and 2023
Investment income increased by $60.7 million for the three months ended June 30, 2024 primarily due to an increase in interest income as a result of an increase in our investment portfolio which increased from $2.3 billion as of June 30, 2023 to $4.4 billion as of June 30, 2024. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. PIK interest represented approximately 4.4% and 6.8% of investment income for the three months ended June 30, 2024 and 2023, respectively. PIK dividend income represented approximately 4.1% and 5.1% of investment income for the three months ended June 30, 2024 and 2023, respectively. Dividend income decreased by $0.5 million period-over-period driven by a partial redemption in our portfolio of dividend income-producing investments. Other income increased by $1.4 million period-over-period due a increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
For six months ended June 30, 2024 and 2023
Investment income increased by $106.6 million for the six months ended June 30, 2024 primarily due to an increase in interest income as a result of an increase in our investment portfolio which increased from $2.3 billion as of June 30, 2023 to $4.4 billion as of June 30, 2024. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. PIK interest represented approximately 4.7% and 6.3% of investment income for the six months ended June 30, 2024 and 2023, respectively. PIK dividend income represented approximately 3.9% and 9.1% of investment income for the six months ended June 30, 2024 and 2023, respectively. Dividend income increased by $2.0 million period-over-period driven by an increase in our portfolio of dividend income-producing investments. Other income increased by $2.5 million period-over-period due a increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents expenses for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Offering costs	$1,809	$—	$2,715	$—
Interest expense	36,171	21,067	69,182	40,465
Management fees	7,081	3,707	13,095	6,921
Capital gains incentive fees	(1,238)	—	(196)	—
Performance based incentive fees	9,247	4,879	16,898	9,508
Professional fees	2,494	605	4,141	605
Directors' fees	551	130	918	130
Shareholder servicing fees	1,187	476	2,177	799
Other general and administrative	2,725	482	4,519	482
Total Operating Expenses	$60,027	$31,346	$113,449	$58,910

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the three months ended June 30, 2024 and 2023
Total operating expenses, increased by $28.7 million for three months ended June 30, 2024 due to an increase in interest expense, management fees, performance based incentive fees and other expenses of $15.1 million, $3.3 million, $4.4 million, and $7.1 million, respectively. The increase in total operating expense was partially offset by a reversal in the capital gains incentive fees of $1.2 million due to unrealized depreciation on the portfolio. The increase in interest expense was driven by an increase in average daily borrowings to $1.6 billion from $983.2 million, coupled with an increase in the average interest rate to 8.5% from 8.3%, period over period. The increase in management fees was driven by growth in the net asset value of the portfolio period-over-period. The increase in incentive fees was due to higher pre-incentive fee net investment income. The increase in offering costs, professional fees, director’s fees and other general and administrative expenses was driven by an amendment to the Expense Deferral Agreement period over period.

For the six months ended June 30, 2024 and 2023
Total operating expenses, increased by $54.5 million for the six months ended June 30, 2024 due to an increase in interest expense, management fees, performance based incentive fees and other expenses of $28.7 million, $6.2 million, $7.4 million, and $12.4 million, respectively. The increase in total operating expenses was partially offset by a reversal in the capital gains incentive fees of $0.2 million due to unrealized depreciation on the portfolio.The increase in interest expenses was driven by an increase in average daily borrowings to $1.6 billion from $976.6 million, coupled with an increase in the average interest rate to 8.5% from 8.0% period over period. The increase in management fees was driven by growth in the net asset value of the portfolio period-over-period. The increase in incentive fees was due to higher pre-incentive fee net investment income period-over-period. The increase in offering costs, professional fees, director’s fees and other general and administrative expenses was driven by an amendment to the Expense Deferral Agreement period over period.

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
For the three and six months ended June 30, 2024, we recorded $0.2 million and $0.2 million of U.S. federal excise tax expenses, respectively. For the three and six months ended June 30, 2023, we recorded $30.0 thousand and $30.0 thousand of U.S. federal excise tax, respectively.
Net Change in Unrealized Gains (Loss) on Investments
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The table below presents the composition to the net change in unrealized gains (losses) for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net change in unrealized gain (loss) on investments	$(10,353)	$(4,270)	$(725)	$4,873
Net change in translation of assets and liabilities in foreign currencies	866	29	(433)	8
Net Change in Unrealized Gain (Loss)	$(9,487)	$(4,241)	$(1,158)	$4,881

For the three months ended June 30, 2024 and 2023
The net change in unrealized gain (loss) was primarily driven by a decrease in the fair value of our debt investments compared to the initial purchase price. The primary driver of our portfolio's unrealized loss was primarily driven by a decrease in the fair value of our debt investments due to current market conditions, including public market volatility, and credit spreads widening.
The tables below present the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Three Months Ended June 30, 2024	Portfolio Company	For the Three Months Ended June 30, 2023
($ in thousands)		($ in thousands)
Remaining Portfolio Companies	$2,026	Fullsteam Operations, LLC	$975
Asurion LLC	1,002	Minerva Holdco, Inc.	669
Mantech International CP	(900)	Project Alpine Co-Invest, Fund, L.P.	649
Securonix, Inc.	(942)	RealPage, Inc.	619
Delta TopCo, Inc.	(977)	Delta TopCo, Inc. (dba Infoblox, Inc.)	612
Dodge Data & Analytics, LLC	(980)	Asurion, LLC	588
Project Alpha Intermediate Holding, Inc.	(1,002)	Dodge Construction Network LLC	496
Five Star Intermediate Holding LLC	(1,508)	Grayshift, LLC	(1,210)
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	(1,654)	Remaining Portfolio Companies	(1,470)
Ivanti Software, Inc.	(1,915)	Halo Parent Newco, LLC	(1,858)
Halo Parent Newco, LLC	(3,503)	Picard Holdco, Inc.	(4,340)
Total	$(10,353)	Total	$(4,270)
For the six months ended June 30, 2024 and 2023
The primary driver of our portfolio’s unrealized gain (loss) was a decrease in the fair value of our debt investments due to current market conditions, including credit spreads tightening, and reversals of prior period unrealized losses that were realized during the period in connection with the restructuring of certain debt investments.
The tables below present the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Six Months Ended June 30, 2024		For the Six Months Ended June 30, 2023
($ in thousands)		($ in thousands)
Remaining Portfolio Companies	$5,709	Remaining Portfolio Companies	$4,351
Blackhawk Network Holdings, Inc	1,957	Asurion, LLC	1,970
Crewline Buyer, Inc	1,174	Minerva Holdco, Inc.	1,354
Activate Holdings (US) Corp	1,000	Fullsteam Operations, LLC	1,296
Project Alpha Intermediate Holding, Inc.	(961)	Circana Group, L.P. (fka The NPD Group, L.P.)	911
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	(996)	SailPoint Technologies Holdings, Inc.	795
RealPage, Inc	(1,084)	Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	878
Five Star Intermediate Holding LLC	(1,330)	Project Alpine Co-Invest, Fund, L.P.	649
Securonix, Inc.	(1,359)	Grayshift, LLC	(783)
Ivanti Software, Inc.	(2,123)	Halo Parent Newco, LLC	(2,382)
Halo Parent Newco, LLC	(2,712)	Picard Holdco, Inc.	(4,166)
Total	$(725)		$4,873

Net Realized Gains (Losses) on Investments
The table below presents the change to the realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023(1)
Net realized gain (loss) on investments	$—	$—	$—	$(2)
Net realized gain (loss) on foreign currency transactions	(408)	(78)	(404)	(76)
Net Realized Gain (Loss)	$(408)	$(78)	$(404)	$(78)

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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions. or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%.
In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material. As of June 30, 2024 and December 31, 2023, our asset coverage ratio was 241.4% and 235.4%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitment we are required to fund. As of June 30, 2024, our weighted average cost of debt was 8.8%.
As of June 30, 2024, cash, taken together with our available debt capacity, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash need will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future. As of June 30, 2024, we had $554.5 million available under our credit facilities.
As of June 30, 2024, we had $108.7 million in cash. For the six months ended June 30, 2024, we used $1.0 billion in cash for operating activities, primarily as a result of funding portfolio investments of $1.5 billion. Cash provided by financing activities was $1.1 billion during the period, which was the result of proceeds from gross borrowings on our credit facilities of $1.5 billion, partially offset by repayments on our credit facilities of $1.1 billion, and $0.8 billion of proceeds from issuance of common shares.
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
The tables below present transactions with respect to shares of our common stock for the following periods:

	For the Three Months Ended June 30, 2024
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	9,754,122	$102,460	37,628	$393	6,132,251	$64,076	15,924,001	$166,929
Shares/gross proceeds from the private placements	—	—	—	—	31,833,145	332,816	31,833,145	332,816
Share transfer between classes(1)	(33,654)	(352)	—	—	33,654	352	—	—
Reinvestment of distributions	595,927	6,228	10,477	109	1,691,692	17,682	2,298,096	24,019
Repurchased shares	(1,078,644)	(11,239)	(16,239)	(169)	(2,503,435)	(26,086)	(3,598,318)	(37,494)
Total shares/gross proceeds	9,237,751	97,097	31,866	333	37,187,307	388,840	46,456,924	486,270
Sales load	—	(494)	—	—	—	—	—	(494)
Total shares/net proceeds	9,237,751	$96,603	31,866	$333	37,187,307	$388,840	46,456,924	$485,776
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

	For the Six Months ended June 30, 2024
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	16,178,786	$169,526	74,194	$774	7,916,472	$82,615	24,169,452	$252,915
Shares/gross proceeds from the private placements	—	—	—	—	48,764,616	508,753	48,764,616	508,753
Share transfer between classes(1)	(794,705)	(8,267)	(1,310,646)	(13,605)	2,105,351	21,872	—	—
Reinvestment of distributions	1,083,003	11,288	25,005	259	3,113,663	32,456	4,221,671	44,003
Repurchased shares	(1,266,202)	(13,197)	(16,239)	(169)	(3,772,553)	(39,336)	(5,054,994)	(52,702)
Total shares/gross proceeds	15,200,882	159,350	(1,227,686)	(12,741)	58,127,549	606,360	72,100,745	752,969
Sales load	—	(801)	—	—	—	—	—	(801)
Total shares/net proceeds	15,200,882	$158,549	(1,227,686)	$(12,741)	58,127,549	$606,360	72,100,745	$752,168
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

	For the Three Months Ended June 30, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	8,232,712	$83,701	621,696	$6,291	2,500,866	$25,326	11,355,274	$115,318
Shares/gross proceeds from the private placements	—	—	—	—	8,278,901	83,827	8,278,901	83,827
Reinvestment of distributions	202,264	2,116	6,019	63	919,884	9,687	1,128,167	11,866
Repurchased shares	(140,508)	(1,425)	(4,927)	(50)	(2,051,538)	(20,803)	(2,196,973)	(22,278)
Total shares/gross proceeds	8,294,468	84,392	622,788	6,304	9,648,113	98,037	18,565,369	188,733
Sales load	—	(362)	—	—	—	—	—	(362)
Total shares/net proceeds	8,294,468	$84,030	622,788	$6,304	9,648,113	$98,037	18,565,369	$188,371

	For the Six Months ended June 30, 2023
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	14,232,556	$144,549	1,041,121	$10,531	5,123,924	$51,795	20,397,601	$206,875
Shares/gross proceeds from the private placements	—	—	—	—	16,392,990	166,149	16,392,990	166,149
Reinvestment of distributions	383,367	3,948	8,363	87	2,040,604	21,040	2,432,334	25,075
Repurchased shares	(235,825)	(2,389)	(4,927)	(50)	(5,527,178)	(55,976)	(5,767,930)	(58,415)
Total shares/gross proceeds	14,380,098	146,108	1,044,557	10,568	18,030,340	183,008	33,454,994	339,684
Sales load	—	(626)	—	—	—	—	—	(626)
Total shares/net proceeds	14,380,098	$145,482	1,044,557	$10,568	18,030,340	$183,008	33,454,994	$339,058
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
The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

For the Three and Six Months Ended June 30, 2024
	S			D			I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2024	$10.38	$—	$10.38	$10.38	$—	$10.38	$10.38	$—	$10.38
February 1, 2024	$10.39	$—	$10.39	$10.39	$—	$10.39	$10.39	$—	$10.39
March 1, 2024	$10.40	$—	$10.40	$10.40	$—	$10.40	$10.40	$—	$10.40
April 1, 2024	$10.44	$—	$10.44	$10.44	$—	$10.44	$10.44	$—	$10.44
May 1, 2024	$10.45	$—	$10.45	$10.45	$—	$10.45	$10.45	$—	$10.45
June 3, 2024	$10.47	$—	$10.47	$10.47	$—	$10.47	$10.47	$—	$10.47
(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2) Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

For the Three and Six Months Ended June 30, 2023
	S			D			I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2023	$10.02	$—	$10.02	$10.02	$—	$10.02	$10.02	$—	$10.02
February 1, 2023	$10.17	$—	$10.17	$10.17	$—	$10.17	$10.17	$—	$10.17
March 1, 2023	$10.15	$—	$10.15	$10.15	$—	$10.15	$10.15	$—	$10.15
April 3, 2023	$10.12	$—	$10.12	$10.12	$—	$10.12	$10.12	$—	$10.12
May 1, 2023	$10.15	$—	$10.15	$10.15	$—	$10.15	$10.15	$—	$10.15
June 1, 2023	$10.11	$—	$10.11	$10.11	$—	$10.11	$10.11	$—	$10.11
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
The tables below present cash distributions per share that were declared for the following periods:

For the Three and Six Months Ended June 30, 2024
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 20, 2023	January 31, 2024	February 23, 2024	$0.074775	$2,870	$92	$10,742
February 21, 2024	February 29, 2024	March 22, 2024	0.074775	3,035	95	11,459
February 21, 2024	March 29, 2024	April 23, 2024	0.074775	3,126	95	11,897
February 21, 2024	March 29, 2024	April 23, 2024	0.030000	1,394	39	4,773
February 21, 2024	April 30, 2024	May 22, 2024	0.074775	3,379	97	13,017
May 7, 2024	May 31, 2024	June 26, 2024	0.074775	3,579	97	13,714
May 7, 2024	June 28, 2024	July 24, 2024	0.074775	3,752	98	14,677
May 7, 2024	June 28, 2024	July 24, 2024	$0.030000	1,671	40	5,889
		Total	$0.508650	$22,806	$653	$86,168
(1) On May 7, 2024 the Company’s board of directors declared a distribution of $0.074775 per share, payable on or before August 23, 2024 to shareholders of record as of July 31, 2024.
(2) Distributions per share are gross of shareholder servicing fees.
(3) Distribution amounts are presented net of shareholder servicing fees.

For the Three and Six Months Ended June 30, 2023
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 22, 2022	January 31, 2023	February 24, 2023	$0.075000	$1,010	$19	$6,766
January 25, 2023	January 31, 2023	February 24, 2023	0.074775	909	19	6,746
February 21, 2023	February 28, 2023	March 23, 2023	0.074775	1,019	27	7,110
March 22, 2023	March 31, 2023	April 26, 2023	0.074775	1,137	38	7,193
April 25, 2023	April 30, 2023	May 23, 2023	0.074775	1,296	45	7,464
May 22, 2023	May 31, 2023	June 26, 2023	0.074775	1,441	53	7,737
June 23, 2023	June 30, 2023	July 26, 2023	0.074775	1,702	83	7,916
		Total	$0.523650	$8,514	$284	$50,932
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
The tables below presents the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock for the following periods:

	For the Six Months Ended June 30, 2024
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.542447	$118,479	108.1%
Net realized gain (loss) on investments	—	—	—%
Distributions in excess of net investment income/(undistributed net investment income)	(0.033797)	(8,852)	(8.1)%
Total	$0.508650	$109,627	100.0%
(1) Distributions per share are gross of shareholder servicing fees.
(2) Data in this table is presented on a consolidated basis. Refer to Note 11 “Financial Highlights” for amounts by share class.

	For the Six Months Ended June 30, 2023
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.56341	$66,525	111.4%
Net realized gain (loss) on investments	—	—	—%
Distributions in excess of net investment income/(undistributed net investment income)	(0.03976)	(6,795)	(11.4)%
Total	$0.52365	$59,730	100.0%

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
The tables below present our share repurchase activity as of the following periods:

For the Three and Six Months Ended, June 30, 2024
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 27, 2024	I	March 29, 2024	$13,250	$10.44	1,269,118
February 27, 2024	S	March 29, 2024	1,958	$10.44	187,558
May 23, 2024	I	June 28, 2024	26,086	$10.42	2,503,435
May 23, 2024	S	June 28, 2024	11,239	$10.42	1,078,644
May 23, 2024	D	June 28, 2024	169	$10.42	16,239
Total			$52,702		5,054,994

For the Three and Six Months Ended June 30, 2023
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 28, 2023	I	March 31, 2023	$35,173	$10.12	3,475,640
February 28, 2023	S	March 31, 2023	965	$10.12	95,317
May 25, 2023	I	June 30, 2023	20,802	$10.14	2,051,539
May 25, 2023	S	June 30, 2023	1,425	$10.14	140,508
May 25, 2023	D	June 30, 2023	50	$10.14	4,926
Total			$58,415		5,767,930

Debt
Aggregate Borrowings
The tables below present our debt obligations as of the following periods:

	As of
	June 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$875,000	$720,441	$154,559	$(7,001)	$713,440
SPV Asset Facility I	750,000	345,000	120,767	(3,439)	341,561
SPV Asset Facility II	250,000	—	250,000	(2,058)	(2,058)
SPV Asset Facility III	550,000	200,000	29,214	(5,004)	194,996
Athena CLO III	270,000	270,000	—	(2,137)	267,863
Series 2023A Notes	100,000	100,000	—	(816)	99,184
Series 2023B-A Notes	100,000	100,000	—	(824)	99,176
Series 2023B-B Notes	75,000	75,000	—	(717)	74,283
Total Debt	$2,970,000	$1,810,441	$554,540	$(21,996)	$1,788,445
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

	As of
	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$875,000	$541,410	$333,590	$(7,772)	$533,638
SPV Asset Facility I	750,000	550,000	41,800	(4,043)	545,957
SPV Asset Facility II	250,000	—	158,797	(2,333)	(2,333)
Series 2023A Notes	100,000	100,000	—	(1,018)	98,982
Series 2023B-A Notes	100,000	100,000	—	(826)	99,174
Series 2023B-B Notes	75,000	75,000	—	(768)	74,232
Total Debt	$2,150,000	$1,366,410	$534,187	$(16,760)	$1,349,650
(1) The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$34,876	$20,339	$66,666	$39,063
Amortization of debt issuance costs	1,295	728	2,516	1,402
Total Interest Expense	$36,171	$21,067	$69,182	$40,465

Average interest rate(1)	8.5%	8.3%	8.5%	8.0%
Average daily outstanding borrowings(1)	$1,634,963	$983,157	$1,564,200	$976,616
(1) Averages are calculated based on annualized amounts.

The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
June 30, 2024 (Unaudited)	$720.4	2,413.6	—	N/A
December 31, 2023	$541.4	2,353.7	—	N/A
December 31, 2022	$415.2	1,958.8	—	N/A
December 31, 2021	$—	—	—	N/A
SPV Asset Facility I
June 30, 2024 (Unaudited)	$345.0	2,413.6	—	N/A
December 31, 2023	$550.0	2,353.7	—	N/A
December 31, 2022	$614.0	1,958.8	—	N/A
December 31, 2021	$—	—	—	N/A
SPV Asset Facility II
June 30, 2024 (Unaudited)	$—	2,413.6	—	N/A
December 31, 2023	$—	2,353.7	—	N/A
SPV Asset Facility III
June 30, 2024 (Unaudited)	$200.0	2,413.6	—	N/A
Athena CLO III
June 30, 2024 (Unaudited)	$270.0	2,413.6	—	N/A
Series 2023A Notes
June 30, 2024 (Unaudited)	$100.0	2,413.6	—	N/A
December 31, 2023	$100.0	2,353.7	—	N/A
Series 2023B-A Notes
June 30, 2024 (Unaudited)	$100.0	2,413.6	—	N/A
December 31, 2023	$100.0	2,353.7	—	N/A
Series 2023B-B Notes
June 30, 2024 (Unaudited)	$75.0	2,413.6	—	N/A
December 31, 2023	$75.0	2,353.7	—	N/A
Promissory Note(5)
December 31, 2021	$—	—	—	N/A
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
The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4) Not applicable because the senior securities are not registered for public trading.
(5) The promissory note was terminated in June 2022.

Revolving Credit Facility
On May 2, 2022, we entered into a Senior Secured Credit Agreement (the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent. On October 23, 2023 (the “Revolving Credit Facility First Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date, convert a portion of the existing revolver availability into term loan availability and reduce the credit adjustment spread for US dollar denominated term SOFR loans to 0.10% for all tenors. On June 24, 2024 (the “Revolving Credit Facility Second Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment, to among other things, replace the interest rate benchmark for Loans denominated in Canadian Dollars from CDOR to CORRA, which includes a credit adjustment spread of 0.29547% for one-month tenor Loans and 0.32138% for three-month tenor Loans. The following describes the terms of the Revolving Credit Facility amended through the Revolving Credit Facility Second Amendment Date.
The Revolving Credit Facility is guaranteed by certain of our subsidiaries in existence as of the Revolving Credit Facility Second Amendment Date, and will be guaranteed by certain subsidiaries of ours that are formed or acquired by us thereafter (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of the Revolving Credit Facility Second Amendment Date, the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $875.0 million, which is comprised of (a) a term loan in an initial amount of $125.0 million, and (b) subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, a revolving credit facility in an initial amount of up to is $750.0 million. The amount available for borrowing under the revolving credit facility commitments of the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.75 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
As of the Revolving Credit Facility Second Amendment Date, the availability period with respect to the revolving credit facility under the Revolving Credit Facility will terminate on October 22, 2027 (the “Commitment Termination Date”) and the Revolving Credit Facility will mature on October 23, 2028 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus a margin of 2.00% per annum or (ii) the alternative base rate plus margin of 1.00% per annum. With respect to loans denominated in U.S dollars, we may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 2.00% per annum. We will also pay a fee of 0.375% on daily undrawn amounts under the Revolving Credit Facility.
The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The Revolving Credit Facility requires a minimum asset coverage ratio with respect to the consolidated assets of us and our subsidiaries to senior securities that constitute indebtedness of no less than 1.50 to 1.00, measured at any time.
SPV Asset Facilities
SPV Asset Facility I
On April 27, 2022, Tech Income Funding I LLC (“Tech Income Funding I”), a Delaware limited liability company and a newly formed subsidiary of ours entered into a Credit Agreement( the “SPV Asset Facility I” among Tech Income Funding I, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility I Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian. On May 6, 2022 (the “SPV Asset Facility I Closing Date”), in connection with SPV Asset Facility I, Tech Income Funding I entered into a Margining Agreement (the “Margining Agreement”), with Goldman Sachs Bank USA, as Administrative Agent. The following describes the terms of the SPV Asset Facility I as amended through July 31, 2023 (the “SPV Asset Facility I Amendment Date”).
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
SPV Asset Facility II
On May 31, 2023 (the “SPV Asset Facility II Closing Date”), Tech Income Funding II LLC (“Tech Income Funding II”), a Delaware limited liability company and newly formed subsidiary of ours, entered into a Credit and Security Agreement (the “SPV Asset Facility II”), with Tech Income Funding II LLC, as Borrower, us, as Collateral Manager and Equityholder, Citibank, N.A., as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent and Collateral Administrator, Alter Domus (US) LLC as Custodian, the lenders from time to time parties thereto (the “Lenders”) and the group agents from time to time parties thereto. On April 8, 2024 (the “SPV Asset Facility II First Amendment Date”), the parties to the SPV Asset Facility II entered into an amendment in order to change the benchmark for amounts drawn in Canadian dollars from CDOR to Daily Compounded CORRA plus an adjustment of 0.2846%. The following describes the terms of the SPV Asset Facility II amended through the SPV Asset Facility II First Amendment Date.
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
The SPV Asset Facility II provides for the ability to draw and redraw revolving loans under the SPV Asset Facility II for a period of up to three years after the SPV Asset Facility II Closing Date (the “SPV Asset Facility II Reinvestment Period”) unless the SPV Asset Facility II Reinvestment Period is terminated sooner as provided in the SPV Asset Facility II. Unless otherwise terminated, the SPV Asset Facility II will mature two years after the last day of the SPV Asset Facility II Reinvestment Period (the “SPV Asset Facility II Stated Maturity”). To the extent the commitments are terminated or permanently reduced during the first two years following the SPV Asset Facility II Closing Date, Tech Income Funding II may owe a prepayment penalty. Prior to the SPV Asset Facility II Stated Maturity, proceeds received by Tech Income Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, Tech Income Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us. The credit facility may be permanently reduced, in whole or in part, at the option of Tech Income Funding II.
Amounts drawn in U.S. dollars are benchmarked to Term SOFR, amounts drawn in British pounds are benchmarked to SONIA, amounts drawn in Canadian dollars are benchmarked to Daily Compounded CORRA, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the SPV Asset Facility II Applicable Margin. The “SPV Asset Facility II Applicable Margin” is 3.05%. Tech Income Funding II will also pay the Administrative Agent certain fees (and reimburse certain expenses) in connection with its role.
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
CLOs
Athena CLO III
On May 22, 2024 (the “Athena CLO III Closing Date”), we completed a $450.0 million term debt securitization transaction (the “Athena CLO III Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the Athena CLO III Transaction were issued by our consolidated subsidiary Athena CLO III, LLC, a limited liability organized under the laws of the State of Delaware (the “Athena CLO III Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the Athena CLO III Issuer.
The Athena CLO III Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Athena CLO III Closing Date (the “Athena CLO III Indenture”), by and among the Athena CLO III Issuer and State Street Bank and Trust Company: (i) $220.0 million of AAA(sf) Class A-1 Notes, which bear interest at three-month term SOFR plus 2.15%, (ii) $5 million of AAA(sf) Class A-2 Notes, which bear interest at 6.619%, (iii) $22.5 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 2.75% and (iv) $22.5 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 3.50% (together, the “Athena CLO III Secured Notes”). The Athena CLO III Secured Notes are secured by middle market loans, participation interests in middle market loans and other assets of the Athena CLO III Issuer. The Athena CLO III Secured Notes are

scheduled to mature on April 20, 2036. The Athena CLO III Secured Notes were privately placed by Goldman Sachs & Co. LLC as Placement Agent.
Concurrently with the issuance of the Athena CLO III Secured Notes, the Athena CLO III Issuer issued approximately $180.0 million of subordinated securities in the form of 179,950 preferred shares at an issue price of U.S.$1,000 per share (the “Athena CLO III Preferred Shares”). The Athena CLO III Preferred Shares were issued by the Athena CLO III Issuer as part of its issued share capital and are not secured by the collateral securing the Athena CLO III Secured Notes. We purchased all of the Athena CLO III Preferred Shares. We act as retention holder in connection with the Athena CLO III Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the Athena CLO III Preferred Shares.
As part of the Athena CLO III Transaction, we entered into a loan sale agreement with the Athena CLO III Issuer dated as of the Athena CLO III Closing Date (the “Athena CLO III OTIC Loan Sale Agreement”), which provided for the contribution of approximately $223.7 million funded par amount of middle market loans from us to the Athena CLO III Issuer on the Athena CLO III Closing Date and for future sales from us to the Athena CLO III Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the Athena CLO III Secured Notes. The remainder of the initial portfolio assets securing the Athena CLO III Secured Notes consisted of approximately $197.9 million funded par amount of middle market loans purchased by the Athena CLO III Issuer from Tech Income Funding I LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the Athena CLO III Closing Date between the Athena CLO III Issuer and Tech Income Funding I LLC (the “Athena CLO III Tech Income Funding I Loan Sale Agreement”). No gain or loss was recognized as a result of these sales and contributions. We and Tech Income Funding I each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.
Through April 20, 2028, a portion of the proceeds received by the Athena CLO III Issuer from the loans securing the Athena CLO III Secured Notes may be used by the Athena CLO III Issuer to purchase additional middle market loans under the direction of the Adviser, our investment advisor, in its capacity as collateral manager for the Athena CLO III Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.
The Athena CLO III Secured Notes are the secured obligation of the Athena CLO III Issuer, and the Athena CLO III Indenture includes customary covenants and events of default. The Athena CLO III Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser will serve as collateral manager for the Athena CLO III Issuer under a collateral management agreement dated as of the Athena CLO III Closing Date (the “Athena CLO III Collateral Management Agreement”). The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, dated November 30, 2021, between the Adviser and us will be offset by the amount of the collateral management fee attributable to the Athena CLO III Issuer’s equity or notes owned by us.
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

Off-Balance Sheet Arrangements

Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. We had the following outstanding commitments to fund investments in current portfolio companies as of the following periods:

		As of
Portfolio Company	Investment	June 30, 2024	December 31, 2023
($ in thousands)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	$3,011	$2,408
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	96,499	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured revolving loan	9,053	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	4,010	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	4,064	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	4,550	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	299	762
Amerilife Holdings LLC	First lien senior secured delayed draw term loan	—	3,820
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273	2,273
Anaplan, Inc.	First lien senior secured revolving loan	6,481	6,481
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	10,081	10,587
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	2,688	—
Appfire Technologies, LLC	First lien senior secured revolving loan	1,260	1,260
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	5,400	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	2,913	—
Artifact Bidco, Inc. (dba Aveta)	First lien senior secured delayed draw term loan	2,703	—
Artifact Bidco, Inc. (dba Aveta)	First lien senior secured revolving loan	537	—
Artifact Bidco, Inc. (dba Aveta)	First lien senior secured revolving loan	1,393	—
Associations, Inc.	First lien senior secured delayed draw term loan	5,136	—
Associations, Inc.	First lien senior secured revolving loan	4,115	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR term loan	—	14,005
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK term loan	—	14,656
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	—	1,556
Avalara, Inc.	First lien senior secured revolving loan	2,273	2,273
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	6,413	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	2,850	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	2,492	2,866.00
Bamboo US BidCo LLC	First lien senior secured revolving loan	4,103	4,103
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	50	100
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	154	185
Certinia, Inc.	First lien senior secured revolving loan	5,882	5,882
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	—	750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	375	375
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	22,991	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	70
Coupa Holdings, LLC	First lien senior secured revolving loan	54	54
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	3,806	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	2,239	—

		As of
Portfolio Company	Investment	June 30, 2024	December 31, 2023
Cresset Capital Management, LLC	First lien senior secured revolving loan	1,119	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	9,434	9,434
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	91
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	2,557	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	430	344
Entrata, Inc.	First lien senior secured revolving loan	3,941	3,941
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	1,896	1,896
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2,215	—
Finastra USA, Inc.	First lien senior secured revolving loan	5,603	4,608
Forescout Technologies, Inc.	First lien senior secured revolving loan	176	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	51	145
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	38	93
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	370	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	93	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	37	37
Galway Borrower LLC	First lien senior secured delayed draw term loan	6,217	—
Galway Borrower LLC	First lien senior secured revolving loan	676	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,391	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secred delayed draw term loan	—	7,600
Granicus, Inc.	First lien senior secured delayed draw term loan	1,736	—
Granicus, Inc.	First lien senior secured revolving loan	1,618	—
Hyland Software, Inc.	First lien senior secured revolving loan	1,919	1,919
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1,957	—
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	12,716	12,716
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	5,934	5,934
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	4,485	4,485
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	2,050	3,203
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	3,170	4,567
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,135	1,135
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	—	3,127
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,482	2,382
Invoalon Holdings, Inc.	First lien senior secured delayed draw term loan	—	1,350
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,304	757
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	3,153	7,429
JS PARENT, INC. (dba Jama Software)	First lien senior secured revolving loan	1,324	—
Kaseya Inc.	First lien senior secured delayed draw term loan	3,600	3,803
Kaseya Inc.	First lien senior secured revolving loan	3,038	3,038
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	4,406	4,112
Litera Bidco LLC	First lien senior secured delayed draw term loan	8,938	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	4,709	—
Litera Bidco LLC	First lien senior secured revolving loan	2,680	—
LSI Financing 1 DAC	Series 5 Notes	1,829	—
LSI Financing 1 DAC	Series 6 Notes	2,455	—

		As of
Portfolio Company	Investment	June 30, 2024	December 31, 2023
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	5,806	5,806
ManTech International Corporation	First lien senior secured delayed draw term loan	6,698	6,698
ManTech International Corporation	First lien senior secured revolving loan	5,590	5,590
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	1,695	791
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	9,006	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	9,006	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	5,540	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2,846	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	4,268	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	4,118	4,118
Omnia Partners, LLC	First lien senior secured delayed draw term loan	—	172
OneOncology LLC	First lien senior secured delayed draw term loan	10,714	—
OneOncology, LLC	First lien senior secured delayed draw term loan	—	5,357
OneOncology LLC	First lien senior secured revolving loan	2,857	2,857
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	534	534
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	—	954
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	3,057	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	1,345	—
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	9,885	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	5,120	5,120
PetVet Care Centers, LLC	First lien senior secured revolving loan	5,373	5,373
Ping Identity Holding Corp.	First lien senior secured revolving loan	2,182	2,182
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	378	4,412
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	832	1,260
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	9,471	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	10,824	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	3,750	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	6,725	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	5,888	—
Rubrik, Inc.	First lien senior secured delayed draw term loan	2,782	5,876
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	10,896	10,896
Securonix, Inc.	First lien senior secured revolving loan	3,479	3,559
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	105	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	483	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	1,332	917
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	10,364	—
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	8,061	—
SimpliSafe Holding Corporation	First lien senor secured delayed draw term loan	—	5,658
Smarsh Inc.	First lien senior secured delayed draw term loan	3,333	3,333
Smarsh Inc.	First lien senior secured revolving loan	139	267
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	2	145
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369	1,369

		As of
Portfolio Company	Investment	June 30, 2024	December 31, 2023
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071	1,071
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	1,927	—
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	350	350
Zendesk, Inc.	First lien senior secured delayed draw term loan	14,633	14,633
Zendesk, Inc.	First lien senior secured revolving loan	6,026	6,026
Total Unfunded Portfolio Company Commitments		$534,051	$267,936
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of June 30, 2024, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
As of June 8, 2022, we settled the 4 warehouse investments that the Financing Providers purchased having an aggregate cost of $127.0 million. As of June 30, 2024, there were no purchase agreements outstanding with the Financing Providers.
Organizational and Offering Costs
The table below presents the total amount of organization and offering costs, inclusive of organization and offering costs deferred under the expense deferral agreement, incurred by the Adviser and its affiliates since inception and charged to us as of the following dates:

	As of
	June 30, 2024	December 31, 2023
($ in thousands)
Organizational and Offering Costs incurred by the Adviser	$4,737	$4,586
Organizational and Offering Costs charged to the Company	$2,250	$205

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

Organizational and Offering Costs
The table below presents the total amount of organization and offering costs incurred by the Adviser and its affiliates and charged to us for the following periods:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024	For the period from June 2022, 2021 to June 30, 2023
($ in thousands)
Organizational and Offering Costs incurred by the Adviser	$59	$151	$4,471
Organizational and Offering Costs charged to the Company	$1,384	$2,045	$—

Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2024, management was not aware of any pending or threatened litigation.
Expense Deferral Agreement
Our Adviser has agreed to incur and pay certain expenses pursuant to the Expense Deferral Agreement prior to April 30, 2023. We will be obligated to reimburse the the aggregate amount of expenses previously paid by the Adviser in eighteen equal installments, upon meeting specified conditions.
The table below presents the total amount of expenses incurred by the Adviser on our behalf and as of the following periods:

	As of
	June 30, 2024	December 31, 2023
($ in thousands)
Expenses incurred by the Adviser	$7,679	$7,679
Organizational and Offering Costs incurred by the Adviser	4,299	4,299
Total Expenses incurred by the Adviser	$11,978	$11,978
The first installment became an obligation of ours on December 1, 2023, when we reached $1.75 billion in Net Subscriptions received from the sale of our common shares, and each of the seventeen remaining installments will become an obligation of ours for each $75.0 million in Net Subscriptions received from the sale of our common shares thereafter.
The table below presents the amounts, the number of installments and the amount we became obligated to reimburse the Adviser for the following periods:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
($ in thousands)
Number of installments met by the Company	7	10

Expenses reimbursed to the Adviser	$3,333	$4,761
Organizational and Offering Costs reimbursed to the Adviser	1,326	1,894
Total Expense Reimbursed to the Adviser	$4,659	$6,655
As of June 30, 2024 and December 31, 2023, the total remaining expenses under the expense deferral agreement were $4.6 million and $11.3 million, respectively. As of June 30, 2024, Net Subscriptions received from the sale of our common shares were $2.50 billion. See Note 3 “Agreements and Related Party Transactions.”

Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities as of June 30, 2024:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$720,441	$—	$—	$720,441	$—
SPV Asset Facility I	345,000	—	345,000		—
SPV Asset Facility II	—	—	—	—	—
SPV Asset Facility III	200,000	—	—	—	200,000
Athena CLO III	270,000	—	—	—	270,000
Series 2023A Notes	100,000	—	100,000	—	—
Series 2023B-A Notes	100,000	—	—	100,000	—
Series 2023B-B Notes	75,000	—	75,000	—	—
Total Contractual Obligations	$1,810,441	$—	$520,000	$820,441	$470,000
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
As of June 30, 2024, 99.0% of our debt investments based on fair value were floating rates. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 0.7% and the majority of our debt investments have a floor of 0.8%. The Revolving Credit Facility, the SPV Asset Facility I, the SPV Asset Facility II, and the Series 2023B Notes bear interest at variable interest rates with no interest rate floor. Athena CLO III bears interest at fixed and variable rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$124,373	$51,163	$73,210
Up 200 basis points	$82,915	$34,109	$48,806
Up 100 basis points	$41,458	$17,054	$24,404
Down 100 basis points	$(41,458)	$(17,054)	$(24,404)
Down 200 basis points	$(82,915)	$(34,109)	$(48,806)
Down 300 basis points	$(124,373)	$(51,163)	$(73,210)
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

Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
Item 1A. Risk Factors.
In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition, and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC. In order to satisfy the reinvestment portion of our dividends for the six months ended June 30, 2024, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class
1/25/2024	12/31/2023	182,486	$10.38	S
1/25/2024	12/31/2023	8,880	$10.38	D
1/25/2024	12/31/2023	527,822	$10.38	I
2/23/2024	1/31/2024	147,744	$10.39	S
2/23/2024	1/31/2024	2,724	$10.39	D
2/23/2024	1/31/2024	431,438	$10.39	I
3/22/2024	2/29/2024	156,846	$10.40	S
3/22/2024	2/29/2024	2,924	$10.40	D
3/22/2024	2/29/2024	462,711	$10.40	I
4/23/2024	3/29/2024	234,130	$10.44	S
4/23/2024	3/29/2024	4,137	$10.44	D
4/23/2024	3/29/2024	661,047	$10.44	I
5/22/2024	4/30/2024	173,316	$10.45	S
5/22/2024	4/30/2024	3,147	$10.45	D
5/22/2024	4/30/2024	502,260	$10.45	I
6/26/2024	5/31/2024	188,481	$10.47	S
6/26/2024	5/31/2024	3,193	$10.47	D
6/26/2024	5/31/2024	528,385	$10.47	I
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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 28, 2023	I	March 31, 2023	$35,173	$10.12	3,475,640
February 28, 2023	S	March 31, 2023	$965	$10.12	95,317
May 25, 2023	I	June 30, 2023	$20,802	$10.14	2,051,539
May 25, 2023	S	June 30, 2023	$1,425	$10.14	140,508
May 25, 2023	D	June 30, 2023	$50	$10.14	4,926
February 27, 2024	I	March 29, 2024	$13,250	$10.44	1,269,118
February 27, 2024	S	March 29, 2024	$1,958	$10.44	187,558
May 23, 2024	I	June 28, 2024	$26,086	$10.42	2,503,435
May 23, 2024	S	June 28, 2024	$11,239	$10.42	1,078,644
May 23, 2024	D	June 28, 2024	$169	$10.42	16,239

Item 3. Defaults Upon Senior Disclosures.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information

Appointment of Officer

On August 6, 2024, the Board appointed Erik Bissonnette to serve as the Company’s President. The role of President was previously held by Craig Packer, who continues to serve as the Company’s Chief Executive Officer and as a director.

Mr. Bissonnette is a Managing Director of Blue Owl, a member of the Direct Lending Investment Team, Co-Head of Technology Investing for Blue Owl, and a member of the Adviser’s Technology Lending Investment Committee. Mr. Bissonnette is also President of the Company, Blue Owl Technology Finance Corp. and Blue Owl Technology Finance Corp. II, and Portfolio Manager for certain funds in Blue Owl’s Technology Lending strategy, including the Company, Blue Owl Technology Finance Corp. and Blue Owl Technology Finance Corp. II. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in 2018, Mr. Bissonnette was a Managing Director and Head of Technology Leveraged Finance at Capital Source from 2009 to 2017. Preceding Capital Source, Mr. Bissonnette was an Associate at ABS Capital Partners from 2007 to 2009. Prior to that, Mr. Bissonnette was an Associate at Wachovia Securities for four years, and Analyst at Banc of America Securities from 2001 to 2003. Mr. Bissonnette received a B.A. in Economics with a double major in English from Wake Forest University.

Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibits
3.1	Third Articles of Amendment and Restatement, dated June 24, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 26, 2024).
3.2	Third Amended and Restated Bylaws, dated November 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 9, 2023).
10.1
Amendment to Credit and Security Agreement, dated April 8, 2024, among Tech Income Funding II LLC, as Borrower, Blue Owl Technology Income Corp., as Collateral Manager and Equityholder, Citibank, N.A., as Administrative Agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 9, 2024).

10.2
Indenture and Security Agreement, dated as of May 22, 2024 by and between Athena CLO III, LLC, as Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 24, 2024).

10.3
Loan Sale Agreement, dated as of May 22, 2024, between Blue Owl Technology Income Corp., as Seller and Athena CLO III, LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 24, 2024).

10.4
Loan Sale Agreement, dated as of May 22, 2024, between Tech Income Funding I LLC, as Seller and Athena CLO III, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 24, 2024).

10.5
Collateral Management Agreement, dated as of May 22, 2024, between Athena CLO III, LLC and Blue Owl Technology Credit Advisors II LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on May 24, 2024).

10.6
Second Amendment to Senior Secured Credit Agreement, dated as of June 24, 2024, between Blue Owl Technology Income Corp., the Lenders and Issuing Banks party thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 27, 2024).

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

Blue Owl Technology Income Corp.

Date: August 8, 2024	By:	/s/ Craig W. Packer
Craig W. Packer Chief Executive Officer

Blue Owl Technology Income Corp.

Date: August 8, 2024	By:	/s/ Bryan Cole
Bryan Cole Chief Financial Officer and Chief Operating Officer