Form 10-Q
period 2024-09-30
Blue Owl Technology Income Corp.
filed 2024-11-07
CIK 1869453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐ NO ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of November 7, 2024, the registrant had 66,437,536, 1,495,966 and 216,800,731 shares of Class S, Class D and Class I common stock, $0.01, par value per share, outstanding, respectively.

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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Blue Owl Technology Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value
Non-controlled, non affiliated investments (amortized cost of $4,940,863 and $3,212,270, respectively)	$4,963,160	$3,233,740
Non-controlled, affiliated investments (amortized cost of $12,318 and $12,358, respectively)	13,429	13,001
Controlled, affiliated investments (amortized cost of $2,189 and $—, respectively)	2,187	—
Total investments at fair value (amortized cost of $4,955,370 and $3,224,628, respectively)	4,978,776	3,246,741
Cash	91,104	47,861
Interest receivable	47,114	31,525
Due from Adviser	—	37
Investments funded in advance	63,907	—
Prepaid expenses and other assets	8,240	1,257
Total Assets	$5,189,141	$3,327,421
Liabilities
Debt (net of unamortized debt issuance costs of $21,138 and $16,760, respectively)	$2,111,722	$1,349,650
Distribution payable	28,689	16,870
Tender offer payable	72,281	40,291
Management fee payable	2,934	1,836
Incentive fee payable	12,077	9,617
Payable for investments purchased	29,355	14,874
Due to Adviser	1,277	963
Accrued expenses and other liabilities	26,584	11,717
Total Liabilities	2,284,919	1,445,818
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 64,933,059 and 40,514,803 issued and outstanding, respectively	649	405
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 1,424,526 and 2,571,718 issued and outstanding, respectively	14	26
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 212,056,486 and 138,158,948 shares issued and outstanding, respectively	2,121	1,382
Additional paid-in-capital	2,835,907	1,823,264
Accumulated undistributed (overdistributed) earnings	65,531	56,526
Total Net Assets	2,904,222	1,881,603
Total Liabilities and Net Assets	$5,189,141	$3,327,421
Net Asset Value Per Class S Share	$10.43	$10.38
Net Asset Value Per Class D Share	$10.43	$10.38
Net Asset Value Per Class I Share	$10.43	$10.38
____________________________________________________________________________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$122,558	$66,714	$326,047	$168,614
PIK interest income	5,708	5,111	16,586	13,021
PIK dividend income	5,038	3,520	14,023	14,888
Dividend income	2,494	2,516	7,470	5,447
Other income	1,682	1,110	5,422	2,351
Total investment income from non-controlled, non-affiliated investments	137,480	78,971	369,548	204,321
Investment income from non-controlled, affiliated investments:
Dividend income	8	23	48	138
Total investment income from non-controlled, affiliated investments	8	23	48	138
Total Investment Income	137,488	78,994	369,596	204,459
Operating Expenses
Offering costs	1,065	31	3,780	34
Interest expense	42,641	23,320	111,823	63,785
Management fees	8,421	4,364	21,516	11,285
Capital gains incentive fees	(7)	329	(203)	329
Performance based incentive fees	9,986	6,061	26,884	15,569
Professional fees	1,695	827	5,836	1,433
Directors' fees	367	196	1,285	326
Shareholder servicing fees	1,409	682	3,586	1,481
Other general and administrative	1,788	1,091	6,307	1,569
Total Operating Expenses	67,365	36,901	180,814	95,811
Net Investment Income (Loss) Before Taxes	70,123	42,093	188,782	108,648
Income tax expense (benefit), including excise tax expense (benefit)	211	175	391	205
Net Investment Income (Loss) After Taxes	$69,912	$41,918	$188,391	$108,443

Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(3,168)	$10,355	$(4,180)	$15,228
Non-controlled, affiliated investments	181	—	468	—
Controlled, affiliated investments	(2)	—	(2)	—
Translation of assets and liabilities in foreign currencies	33	65	(400)	73
Total Net Change in Unrealized Gain (Loss)	(2,956)	10,420	(4,114)	15,301
Net realized gain (loss):
Non-controlled, non-affiliated investments	2,829	581	2,829	579
Foreign currency transactions	65	(56)	(339)	(132)
Total Net Realized Gain (Loss)	2,894	525	2,490	447
Total Net Realized and Change in Unrealized Gain (Loss)	(62)	10,945	(1,624)	15,748
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$69,850	$52,863	$186,767	$124,191

Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$14,892	$10,228	$39,433	$20,249
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock	$357	$651	$1,067	$971
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$54,601	$41,984	$146,267	$102,971

Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.24	$0.34	$0.74	$0.90
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	62,568,308	30,511,662	53,444,982	22,510,211
Earnings Per Share - Basic and Diluted of Class D Common Stock	$0.26	$0.35	$0.79	$0.95
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	1,397,480	1,853,209	1,353,150	1,026,228
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.26	$0.35	$0.80	$0.98
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	210,057,159	118,352,286	182,288,651	105,538,966

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

Non-controlled/non-affiliated portfolio company investments
Debt Investments(6)
Aerospace & Defense
Bleriot US Bidco Inc.(8)(14)	First lien senior secured loan	S +	3.25%	10/2030	$6,765	$6,763	$6,767	0.2%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)(14)	First lien senior secured loan	S +	3.50%	08/2028	5,955	5,952	5,956	0.2%
ManTech International Corporation(8)	First lien senior secured loan	S +	5.00%	09/2029	45,533	45,533	45,533	1.6%
ManTech International Corporation(16)(18)	First lien senior secured delayed draw term loan	S +	5.00%	06/2025	—	—	—	—%
ManTech International Corporation(16)	First lien senior secured revolving loan	S +	5.00%	09/2028	—	—	—	—%
Peraton Corp.(7)(14)	First lien senior secured loan	S +	3.75%	02/2028	3,037	3,025	2,916	0.1%
						61,273	61,172	2.1%
Application Software
AI Titan Parent, Inc. (dba Prometheus Group)(8)	First lien senior secured loan	S +	4.75%	08/2031	27,547	27,275	27,272	0.9%
AI Titan Parent, Inc. (dba Prometheus Group)(16)(17)(18)	First lien senior secured delayed draw term loan	S +	4.75%	09/2026	—	(27)	(28)	—%
AI Titan Parent, Inc. (dba Prometheus Group)(16)(17)	First lien senior secured revolving loan	S +	4.75%	08/2031	—	(34)	(34)	—%
AlphaSense, Inc.(7)	First lien senior secured loan	S +	6.25%	06/2029	20,052	19,859	19,851	0.7%
AlphaSense, Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.25%	12/2025	—	(38)	(40)	—%
AlphaSense, Inc.(16)(18)	First lien senior secured delayed draw term loan	S +	6.25%	06/2029	—	—	—	—%
Anaplan, Inc.(8)	First lien senior secured loan	S +	5.25%	06/2029	92,757	92,731	92,757	3.2%
Anaplan, Inc.(16)	First lien senior secured revolving loan	S +	5.25%	06/2028	—	—	—	—%
Armstrong Bidco Limited(11)(21)	First lien senior secured GBP term loan	SA +	5.25%	06/2029	£26,570	32,084	35,462	1.2%
Armstrong Bidco Limited(11)(21)	First lien senior secured GBP delayed draw term loan	SA +	5.25%	06/2029	£13,863	16,748	18,502	0.6%
Artifact Bidco, Inc. (dba Avetta)(8)	First lien senior secured loan	S +	4.50%	07/2031	11,042	10,989	10,987	0.4%
Artifact Bidco, Inc. (dba Avetta)(16)(17)(18)	First lien senior secured delayed draw term loan	S +	4.50%	07/2027	—	(6)	(7)	—%
Artifact Bidco, Inc. (dba Avetta)(16)(17)	First lien senior secured revolving loan	S +	4.50%	07/2030	—	(10)	(10)	—%
Avalara, Inc.(8)	First lien senior secured loan	S +	6.25%	10/2028	22,727	22,473	22,727	0.8%
Avalara, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.25%	10/2028	—	(23)	—	—%
Boxer Parent Company Inc. (f/k/a BMC)(8)(14)	First lien senior secured loan	S +	3.75%	07/2031	63,905	63,750	63,732	2.2%

Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

Central Parent Inc. (dba CDK Global Inc.)(8)(14)	First lien senior secured loan	S +	3.25%	07/2029	39,700	39,700	39,251	1.4%
Coupa Holdings, LLC(8)	First lien senior secured loan	S +	5.50%	02/2030	783	783	783	—%
Coupa Holdings, LLC(16)(18)	First lien senior secured delayed draw term loan	S +	5.50%	08/2025	—	—	—	—%
Coupa Holdings, LLC(16)	First lien senior secured revolving loan	S +	5.50%	02/2029	—	—	—	—%
Fullsteam Operations, LLC(8)	First lien senior secured loan	S +	8.25%	11/2029	662	644	662	—%
Fullsteam Operations, LLC(8)(16)(18)	First lien senior secured delayed draw term loan	S +	8.25%	05/2025	198	193	198	—%
Fullsteam Operations, LLC(8)(16)(18)	First lien senior secured delayed draw term loan	S +	8.25%	11/2025	86	83	86	—%
Fullsteam Operations, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	7.00%	08/2025	—	(2)	(1)	—%
Fullsteam Operations, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	7.00%	02/2026	—	(1)	—	—%
Fullsteam Operations, LLC(16)(17)	First lien senior secured revolving loan	S +	8.25%	11/2029	—	(1)	—	—%
Granicus, Inc.(8)	First lien senior secured loan	S +	5.75% (2.25%PIK)	01/2031	11,723	11,615	11,723	0.4%
Granicus, Inc.(7)(18)	First lien senior secured delayed draw term loan	S +	5.25% (2.25%PIK)	01/2026	1,739	1,723	1,722	0.1%
Granicus, Inc.(16)(17)	First lien senior secured revolving loan	S +	5.25%	01/2031	—	(15)	—	—%
JS Parent, Inc. (dba Jama Software)(8)	First lien senior secured loan	S +	5.00%	04/2031	13,676	13,611	13,608	0.5%
JS Parent, Inc. (dba Jama Software)(16)(17)	First lien senior secured revolving loan	S +	5.00%	04/2031	—	(6)	(7)	—%
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(7)(21)	First lien senior secured loan	S +	5.25%	07/2028	100,504	100,384	100,504	3.5%
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(16)(17)(21)	First lien senior secured revolving loan	S +	5.25%	07/2028	—	(36)	—	—%
Ministry Brands Holdings, LLC(7)	First lien senior secured loan	S +	5.50%	12/2028	18,955	18,696	18,763	0.6%
Ministry Brands Holdings, LLC(16)(17)	First lien senior secured revolving loan	S +	5.50%	12/2027	—	(18)	(17)	—%
Perforce Software, Inc.(7)	First lien senior secured loan	S +	4.50%	07/2026	14,663	14,492	14,663	0.5%
Perforce Software, Inc.(7)(14)	First lien senior secured loan	S +	4.75%	03/2031	4,988	4,964	4,969	0.2%
Simpler Postage, Inc. (dba Easypost)(7)	First lien senior secured loan	S +	7.00%	06/2029	19,576	18,613	18,597	0.6%
Simpler Postage, Inc. (dba Easypost)(16)(17)(18)	First lien senior secured delayed draw term loan	S +	7.00%	06/2026	—	(33)	(39)	—%
Simpler Postage, Inc. (dba Easypost)(16)(18)	First lien senior secured delayed draw term loan	S +	8.00%	06/2026	—	—	—	—%
Xplor T1, LLC(8)	First lien senior secured loan	S +	4.25%	06/2031	40,000	39,806	40,200	1.4%

Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

Zendesk, Inc.(8)	First lien senior secured loan	S +	5.00%	11/2028	60,058	59,183	60,058	2.1%
Zendesk, Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.00%	11/2025	—	(376)	—	—%
Zendesk, Inc.(16)(17)	First lien senior secured revolving loan	S +	5.00%	11/2028	—	(83)	—	—%
						609,690	616,894	21.2%
Banks
Finastra USA, Inc.(8)(21)	First lien senior secured loan	S +	7.25%	09/2029	60,111	59,513	60,111	2.1%
Finastra USA, Inc.(8)(16)(21)	First lien senior secured revolving loan	S +	7.25%	09/2029	2,903	2,840	2,903	0.1%
						62,353	63,014	2.2%
Beverages
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(7)	First lien senior secured loan	S +	6.25%	03/2027	38,497	38,114	37,920	1.3%
Building Products
EET Buyer, Inc. (dba e-Emphasys)(8)	First lien senior secured loan	S +	5.00%	11/2027	6,365	6,284	6,365	0.2%
EET Buyer, Inc. (dba e-Emphasys)(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.00%	04/2026	—	(3)	—	—%
EET Buyer, Inc. (dba e-Emphasys)(16)(17)	First lien senior secured revolving loan	S +	5.00%	11/2027	—	(4)	—	—%
						6,277	6,365	0.2%
Buildings & Real Estate
Associations, Inc.(8)	First lien senior secured loan	S +	6.50%	07/2028	66,266	66,203	66,266	2.3%
Associations, Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.50%	07/2028	—	(5)	—	—%
Associations, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.50%	07/2028	—	(4)	—	—%
Associations Finance, Inc.(15)	Unsecured Notes		14.25%PIK	05/2030	25,731	25,549	25,730	0.9%
						91,743	91,996	3.2%
Capital Markets
Cresset Capital Management, LLC(7)	First lien senior secured loan	S +	5.00%	06/2030	7,816	7,741	7,738	0.3%
Cresset Capital Management, LLC(16)(18)	First lien senior secured delayed draw term loan	S +	5.00%	09/2025	—	—	—	—%
Cresset Capital Management, LLC(16)(18)	First lien senior secured delayed draw term loan	S +	5.00%	06/2026	—	—	—	—%
Cresset Capital Management, LLC(16)(17)	First lien senior secured revolving loan	S +	5.00%	06/2029	—	(10)	(11)	—%
						7,731	7,727	0.3%
Commercial Services & Supplies
Access CIG, LLC(8)(14)	First lien senior secured loan	S +	5.00%	08/2028	14,862	14,628	14,906	0.5%
Charter NEX US, Inc.(7)(14)	First lien senior secured loan	S +	3.25%	12/2027	9,897	9,897	9,896	0.3%

Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

Denali BuyerCo, LLC (dba Summit Companies)(8)	First lien senior secured loan	S +	5.50%	09/2028	41,501	40,840	41,501	1.4%
Pye-Barker Fire & Safety, LLC(8)	First lien senior secured loan	S +	4.50%	05/2031	22,217	22,110	22,106	0.8%
Pye-Barker Fire & Safety, LLC(8)(16)(18)	First lien senior secured delayed draw term loan	S +	4.50%	05/2026	1,224	1,169	1,167	—%
Pye-Barker Fire & Safety, LLC(8)(16)	First lien senior secured revolving loan	S +	4.50%	05/2030	536	516	514	—%
SimpliSafe Holding Corporation(7)	First lien senior secured loan	S +	6.25%	05/2028	68,016	67,172	68,016	2.3%
						156,332	158,106	5.4%
Construction & Engineering
Dodge Construction Network LLC(8)(14)	First lien senior secured loan	S +	4.75%	02/2029	12,219	12,090	8,986	0.3%
Engineered Machinery Holdings, Inc. (dba Duravant)(8)(14)	First lien senior secured loan	S +	3.75%	05/2028	16,840	16,756	16,882	0.6%
						28,846	25,868	0.9%
Consumer Finance
Klarna Holding AB(8)(21)	Subordinated Floating Rate Notes	S +	7.00%	04/2034	32,666	32,666	32,666	1.1%
Containers & Packaging
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(7)(14)	First lien senior secured loan	S +	4.00%	01/2027	7,463	7,446	7,462	0.3%
Five Star Lower Holding LLC(8)(14)	First lien senior secured loan	S +	4.25%	05/2029	21,438	21,207	20,865	0.7%
Pro Mach Group, Inc.(7)(14)	First lien senior secured loan	S +	3.50%	08/2028	4,988	4,988	5,001	0.2%
Tricorbraun Holdings, Inc.(7)(14)	First lien senior secured loan	S +	3.25%	03/2028	9,924	9,876	9,721	0.3%
						43,517	43,049	1.5%
Diversified Consumer Services
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(7)(14)	First lien senior secured loan	S +	3.50%	10/2029	24,775	24,746	24,824	0.9%
Icefall Parent, Inc. (dba EngageSmart)(7)	First lien senior secured loan	S +	6.50%	01/2030	20,543	20,168	20,441	0.7%
Icefall Parent, Inc. (dba EngageSmart)(16)(17)	First lien senior secured revolving loan	S +	6.50%	01/2030	—	(35)	(10)	—%
Learning Care Group (US) No. 2 Inc.(7)(14)	First lien senior secured loan	S +	4.00%	08/2028	7,425	7,425	7,458	0.3%
Litera Bidco LLC(7)	First lien senior secured loan	S +	5.00%	05/2028	40,523	40,337	40,321	1.4%
Litera Bidco LLC(7)(16)(18)	First lien senior secured delayed draw term loan	S +	5.00%	11/2026	5,319	5,281	5,277	0.2%
Litera Bidco LLC(16)(18)	First lien senior secured delayed draw term loan	S +	5.00%	05/2027	—	—	—	—%
Litera Bidco LLC(16)(17)	First lien senior secured revolving loan	S +	5.00%	05/2028	—	(12)	(13)	—%
Relativity ODA LLC(7)	First lien senior secured loan	S +	4.50%	05/2029	45,112	44,933	44,927	1.5%

Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

Relativity ODA LLC(16)(17)	First lien senior secured revolving loan	S +	4.50%	05/2029	—	(15)	(16)	—%
						142,828	143,209	4.9%
Diversified Financial Services
BCPE Pequod Buyer, Inc. (dba Envestnet)(8)(14)	First lien senior secured loan	S +	3.50%	09/2031	25,000	24,447	24,880	0.9%
Blackhawk Network Holdings, Inc.(7)(14)	First lien senior secured loan	S +	5.00%	03/2029	89,775	88,008	90,107	3.1%
BTRS Holdings Inc.. (dba Billtrust)(8)	First lien senior secured loan	S +	8.00%	12/2028	2,309	2,255	2,297	0.1%
BTRS Holdings Inc.. (dba Billtrust)(8)(16)(18)	First lien senior secured delayed draw term loan	S +	8.00%	12/2024	170	170	169	—%
BTRS Holdings Inc.. (dba Billtrust)(8)(16)	First lien senior secured revolving loan	S +	7.25%	12/2028	92	87	91	—%
Computer Services, Inc. (dba CSI)(8)	First lien senior secured loan	S +	5.25%	11/2029	38,799	38,380	38,799	1.3%
Computer Services, Inc. (dba CSI)(8)	First lien senior secured loan	S +	4.75%	11/2029	33,328	33,162	33,161	1.1%
Computer Services, Inc. (dba CSI)(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.25%	02/2026	—	(51)	—	—%
Deerfield Dakota Holdings(8)(14)	First lien senior secured loan	S +	3.75%	04/2027	10,105	9,979	9,889	0.3%
Minotaur Acquisition, Inc. (dba Inspira Financial)(7)	First lien senior secured loan	S +	5.00%	06/2030	54,035	53,517	53,495	1.8%
Minotaur Acquisition, Inc. (dba Inspira Financial)(7)(18)	First lien senior secured delayed draw term loan	S +	5.00%	05/2025	9,006	8,876	8,871	0.3%
Minotaur Acquisition, Inc. (dba Inspira Financial)(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.00%	05/2026	—	(42)	(45)	—%
Minotaur Acquisition, Inc. (dba Inspira Financial)(16)(17)	First lien senior secured revolving loan	S +	5.00%	06/2030	—	(52)	(55)	—%
Pushpay USA Inc.(8)	First lien senior secured loan	S +	4.50%	08/2031	5,000	4,951	4,950	0.2%
Smarsh Inc.(8)	First lien senior secured loan	S +	5.75%	02/2029	26,667	26,480	26,667	0.9%
Smarsh Inc.(8)(16)(18)	First lien senior secured delayed draw term loan	S +	5.75%	02/2025	3,333	3,289	3,333	0.1%
Smarsh Inc.(16)(17)	First lien senior secured revolving loan	S +	5.75%	02/2029	—	(2)	—	—%
						293,454	296,609	10.2%
Diversified Telecommunication Services
Level 3 Financing, Inc.(7)(14)(21)	First lien senior secured loan	S +	6.56%	04/2029	8,116	8,030	8,276	0.3%
Level 3 Financing, Inc.(7)(14)(21)	First lien senior secured loan	S +	6.56%	04/2030	8,116	8,016	8,248	0.3%
						16,046	16,524	0.6%
Entertainment
Aerosmith Bidco Limited (dba Audiotonix)(9)(21)	First lien senior secured loan	S +	5.25%	07/2031	70,064	69,181	69,164	2.4%
Aerosmith Bidco Limited (dba Audiotonix)(16)(17)(18)(21)	First lien senior secured multi-draw term loan	S +	5.25%	07/2027	—	(41)	(43)	—%

Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

Aerosmith Bidco Limited (dba Audiotonix)(16)(17)(21)	First lien senior secured multi-currency revolving loan	S +	5.25%	07/2030	—	(112)	(115)	—%
						69,028	69,006	2.4%
Equity Real Estate Investment Trusts (REITs)
Storable, Inc.(7)(14)	First lien senior secured loan	S +	3.50%	04/2028	49,744	49,416	49,834	1.7%
Food & Staples Retailing
Fiesta Purchaser, Inc. (dba Shearer's Foods)(7)(14)	First lien senior secured loan	S +	4.00%	02/2031	9,975	9,629	9,973	0.3%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(8)(16)	First lien senior secured revolving loan	S +	4.50%	02/2029	52	8	51	—%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(7)	First lien senior secured loan	S +	5.00%	12/2028	146,117	146,117	146,117	5.0%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(7)(16)	First lien senior secured revolving loan	S +	4.93%	12/2027	5,074	5,074	5,074	0.2%
						160,828	161,215	5.6%
Health Care Technology
Athenahealth Group Inc.(7)(14)	First lien senior secured loan	S +	3.25%	02/2029	20,567	19,779	20,417	0.7%
Color Intermediate, LLC (dba ClaimsXten)(8)	First lien senior secured loan	S +	4.75%	10/2029	38,933	38,933	38,933	1.3%
Cotiviti, Inc.(7)	First lien senior secured loan	S +	3.25%	05/2031	24,875	24,759	24,875	0.9%
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(7)	First lien senior secured loan	S +	5.00%	08/2031	84,808	84,325	84,321	2.9%
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(16)(18)	First lien senior secured delayed draw term loan	S +	5.25%	08/2026	—	—	—	—%
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(16)(17)	First lien senior secured revolving loan	S +	5.00%	08/2031	—	(41)	(42)	—%
Ensemble RCM, LLC(8)(14)	First lien senior secured loan	S +	3.00%	08/2029	12,450	12,369	12,460	0.4%
GI Ranger Intermediate, LLC (dba Rectangle Health)(8)	First lien senior secured loan	S +	6.00%	10/2028	4,195	4,137	4,122	0.1%
GHX Ultimate Parent Corporation (dba Global Healthcare Exchange)(8)(14)	First lien senior secured loan	S +	4.00%	06/2027	16,066	16,049	16,106	0.6%
Greenway Health, LLC(9)	First lien senior secured loan	S +	6.75%	04/2029	4,677	4,554	4,595	0.2%
Hyland Software, Inc.(7)	First lien senior secured loan	S +	6.00%	09/2030	40,186	39,647	39,985	1.4%
Hyland Software, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.00%	09/2029	—	(24)	(10)	—%
Iconic IMO Merger Sub, Inc.(10)	First lien senior secured loan	S +	5.50%	05/2029	23,040	22,702	22,982	0.8%

Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

Iconic IMO Merger Sub, Inc.(16)(17)	First lien senior secured revolving loan	S +	5.50%	05/2028	—	(30)	(6)	—%
Imprivata, Inc.(8)(14)	First lien senior secured loan	S +	3.50%	12/2027	20,566	20,566	20,619	0.7%
Indikami Bidco, LLC (dba IntegriChain)(7)	First lien senior secured loan	S +	6.50% (2.50% PIK)	12/2030	32,465	31,793	31,978	1.1%
Indikami Bidco, LLC (dba IntegriChain)(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.00%	12/2025	—	(32)	—	—%
Indikami Bidco, LLC (dba IntegriChain)(7)(16)	First lien senior secured revolving loan	S +	6.00%	06/2030	1,153	1,090	1,105	—%
Inovalon Holdings, Inc.(8)	First lien senior secured loan	S +	6.25% (2.75% PIK)	11/2028	14,644	14,418	14,461	0.5%
Inovalon Holdings, Inc.(8)	Second lien senior secured loan	S +	10.50% PIK	11/2033	51,755	51,241	51,238	1.8%
Interoperability Bidco, Inc. (dba Lyniate)(7)	First lien senior secured loan	S +	6.25%	03/2028	27,978	27,885	27,559	0.9%
Interoperability Bidco, Inc. (dba Lyniate)(8)(16)	First lien senior secured revolving loan	S +	6.25%	03/2028	407	406	387	—%
Neptune Holdings, Inc. (dba NexTech)(7)	First lien senior secured loan	S +	5.75%	08/2030	30,651	29,968	30,497	1.1%
Neptune Holdings, Inc. (dba NexTech)(16)(17)	First lien senior secured revolving loan	S +	5.75%	08/2029	—	(87)	(21)	—%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(7)(14)	First lien senior secured loan	S +	3.50%	03/2028	24,875	24,768	24,858	0.9%
RL Datix Holdings (USA), Inc.(8)	First lien senior secured loan	S +	5.50%	04/2031	29,817	29,532	29,518	1.0%
RL Datix Holdings (USA), Inc.(11)	First lien senior secured GBP term loan	SA +	5.50%	04/2031	£13,808	17,082	18,336	0.6%
RL Datix Holdings (USA), Inc.(16)(18)	First lien senior secured delayed draw term loan	S +	5.50%	04/2027	—	—	—	—%
RL Datix Holdings (USA), Inc.(16)(17)	First lien senior secured revolving loan	S +	5.50%	10/2030	—	(55)	(59)	—%
Salinger Bidco Inc. (dba Surgical Information Systems)(8)	First lien senior secured loan	S +	5.75%	08/2031	67,031	66,042	66,026	2.3%
Salinger Bidco Inc. (dba Surgical Information Systems)(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.75%	08/2026	—	(47)	(48)	—%
Salinger Bidco Inc. (dba Surgical Information Systems)(16)(17)	First lien senior secured revolving loan	S +	5.75%	05/2031	—	(113)	(116)	—%
Zelis Cost Management Buyer, Inc.(7)(14)	First lien senior secured loan	S +	2.75%	09/2029	9,950	9,905	9,939	0.3%
						591,521	595,015	20.5%
Health Care Equipment & Supplies
Confluent Medical Technologies, Inc.(8)	First lien senior secured loan	S +	3.75%	02/2029	14,885	14,764	14,923	0.5%
Medline Borrower, LP(7)(14)	First lien senior secured loan	S +	2.75%	10/2028	22,820	22,820	22,818	0.8%
Packaging Coordinators Midco, Inc.(8)(14)	First lien senior secured loan	S +	3.25%	11/2027	4,987	4,987	4,983	0.2%

Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

PerkinElmer U.S. LLC(7)	First lien senior secured loan	S +	5.00%	03/2029	48,512	48,490	48,270	1.7%
PerkinElmer U.S. LLC(7)(16)(18)	First lien senior secured delayed draw term loan	S +	5.00%	05/2026	7,414	7,324	7,377	0.3%
Resonetics, LLC(7)(14)	First lien senior secured loan	S +	3.75%	06/2031	10,000	9,976	10,005	0.3%
						108,361	108,376	3.7%
Health Care Providers & Services
Azalea TopCo, Inc. (dba Press Ganey)(7)(14)	First lien senior secured loan	S +	3.50%	04/2031	5,000	4,952	4,988	0.2%
Covetrus, Inc.(8)	Second lien senior secured loan	S +	9.25%	10/2030	25,000	24,569	23,875	0.8%
Engage Debtco Limited(8)(21)	First lien senior secured loan	S +	6.00% (2.50% PIK)	07/2029	12,821	12,590	12,500	0.4%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(9)	First lien senior secured loan	S +	6.25%	12/2029	43,053	42,286	42,838	1.5%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(8)(16)	First lien senior secured revolving loan	S +	6.25%	12/2029	734	634	705	—%
MED ParentCo, LP(7)(14)	First lien senior secured loan	S +	4.00%	04/2031	15,000	14,929	15,008	0.5%
OneOncology, LLC(8)	First lien senior secured loan	S +	6.25%	06/2030	14,143	13,959	14,143	0.5%
OneOncology, LLC(8)(18)	First lien senior secured delayed draw term loan	S +	6.25%	12/2024	5,344	5,255	5,344	0.2%
OneOncology, LLC(8)(16)(18)	First lien senior secured delayed draw term loan	S +	5.00%	06/2025	7,036	6,976	6,974	0.2%
OneOncology, LLC(16)(17)	First lien senior secured revolving loan	S +	6.25%	06/2029	—	(33)	—	—%
PetVet Care Centers, LLC(7)	First lien senior secured loan	S +	6.00%	11/2030	38,956	38,601	38,177	1.3%
PetVet Care Centers, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(22)	(51)	—%
PetVet Care Centers, LLC(16)(17)	First lien senior secured revolving loan	S +	6.00%	11/2029	—	(48)	(107)	—%
Phantom Purchaser, Inc.(8)	First lien senior secured loan	S +	5.00%	09/2031	8,909	8,820	8,820	0.3%
Phantom Purchaser, Inc.(16)(17)	First lien senior secured revolving loan	S +	5.00%	09/2031	—	(11)	(11)	—%
Plasma Buyer LLC (dba PathGroup)(8)	First lien senior secured loan	S +	5.75%	05/2029	16,676	16,432	16,468	0.6%
Plasma Buyer LLC (dba PathGroup)(8)(16)(18)	First lien senior secured delayed draw term loan	S +	6.25%	09/2025	377	369	372	—%
Plasma Buyer LLC (dba PathGroup)(8)(16)	First lien senior secured revolving loan	S +	5.75%	05/2028	1,059	1,036	1,035	—%
TC Holdings, LLC (dba TrialCard)(8)	First lien senior secured loan	S +	5.00%	04/2027	8,728	8,679	8,728	0.3%
TC Holdings, LLC (dba TrialCard)(16)(17)	First lien senior secured revolving loan	S +	5.00%	04/2027	—	(5)	—	—%
						199,968	199,806	6.9%

Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

Hotels, Restaurants & Leisure
Par Technology Corporation(8)(21)	First lien senior secured loan	S +	5.00%	07/2029	30,857	30,394	30,376	1.0%
Troon Golf, LLC(8)	First lien senior secured loan	S +	4.50%	08/2028	20,263	20,263	20,263	0.7%
Troon Golf, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	4.50%	09/2026	—	(8)	(8)	—%
Troon Golf, LLC(16)	First lien senior secured revolving loan	S +	4.50%	08/2028	—	—	—	—%
						50,649	50,631	1.7%
Industrial Conglomerates
Aptean Acquiror, Inc. (dba Aptean)(7)	First lien senior secured loan	S +	5.25%	01/2031	32,957	32,653	32,792	1.1%
Aptean Acquiror, Inc. (dba Aptean)(8)(16)(18)	First lien senior secured delayed draw term loan	S +	5.25%	01/2026	81	60	81	—%
Aptean Acquiror, Inc. (dba Aptean)(16)(17)	First lien senior secured revolving loan	S +	5.25%	01/2031	—	(26)	(15)	—%
						32,687	32,858	1.1%
Insurance
Acrisure, LLC(7)(14)(21)	First lien senior secured loan	S +	3.25%	11/2030	10,511	10,511	10,399	0.4%
Acrisure, LLC(14)(15)(21)	Unsecured notes		8.50%	06/2029	3,000	3,000	3,137	0.1%
AmeriLife Holdings LLC(8)	First lien senior secured loan	S +	5.00%	08/2029	25,846	25,444	25,846	0.9%
AmeriLife Holdings LLC(8)(18)	First lien senior secured delayed draw term loan	S +	5.00%	10/2025	299	291	299	—%
AmeriLife Holdings LLC(8)(18)	First lien senior secured delayed draw term loan	S +	5.00%	06/2026	1,434	1,420	1,434	—%
AmeriLife Holdings LLC(16)(17)	First lien senior secured revolving loan	S +	5.00%	08/2028	—	(30)	—	—%
Applied Systems, Inc.(8)(14)(25)	First lien senior secured loan	S +	3.00%	02/2031	6,983	6,974	6,983	0.2%
Ardonagh Midco 3 PLC(9)(14)(21)	First lien senior secured loan	S +	3.75%	02/2031	15,000	14,927	15,009	0.5%
AssuredPartners, Inc.(7)(14)	First lien senior secured loan	S +	3.50%	02/2031	9,950	9,938	9,938	0.3%
Asurion, LLC(7)(14)	First lien senior secured loan	S +	3.25%	12/2026	12,672	12,212	12,658	0.4%
Asurion, LLC(7)(14)	First lien senior secured loan	S +	4.25%	08/2028	2,977	2,958	2,930	0.1%
Asurion, LLC(7)(14)	Second lien senior secured loan	S +	5.25%	01/2029	29,332	27,836	27,050	0.9%
Diamond Insure Bidco (dba Acturis)(13)(21)	First lien senior secured EUR term loan	E +	4.25%	07/2031	€625	657	683	—%
Diamond Insure Bidco (dba Acturis)(11)(21)	First lien senior secured GBP term loan	SA +	4.50%	07/2031	£2,042	2,532	2,684	0.1%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(8)	First lien senior secured loan	S +	7.50%	03/2029	909	891	905	—%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(16)(17)	First lien senior secured revolving loan	S +	7.50%	03/2029	—	(2)	—	—%

Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

Galway Borrower LLC(16)(18)	First lien senior secured delayed draw term loan	S +	4.50%	07/2026	—	—	—	—%
Galway Borrower LLC(8)(16)	First lien senior secured revolving loan	S +	4.50%	09/2028	206	199	206	—%
Hub International(8)(14)	First lien senior secured loan	S +	3.00%	06/2030	12,413	12,413	12,393	0.4%
Hyperion Refinance S.à r.l (dba Howden Group)(7)(14)(21)	First lien senior secured loan	S +	3.50%	02/2031	29,850	29,711	29,853	1.0%
Integrated Specialty Coverages, LLC(9)	First lien senior secured loan	S +	6.00%	07/2030	65,595	64,682	65,595	2.3%
Integrated Specialty Coverages, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.00%	01/2025	—	(9)	—	—%
Integrated Specialty Coverages, LLC(16)(17)	First lien senior secured revolving loan	S +	6.00%	07/2029	—	(72)	—	—%
Integrity Marketing Acquisition, LLC(8)	First lien senior secured loan	S +	5.00%	08/2028	61,570	61,258	61,252	2.1%
Integrity Marketing Acquisition, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.00%	08/2026	—	(27)	(28)	—%
Integrity Marketing Acquisition, LLC(16)(17)	First lien senior secured revolving loan	S +	5.00%	08/2028	—	(9)	(9)	—%
Mitchell International, Inc.(7)(14)	First lien senior secured loan	S +	3.25%	06/2031	22,700	22,590	22,346	0.8%
Mitchell International, Inc.(7)(14)	Second lien senior secured loan	S +	5.25%	06/2032	7,300	7,264	7,166	0.2%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(7)	First lien senior secured loan	S +	5.50%	11/2028	24,388	24,389	24,388	0.8%
Truist Insurance Holdings, LLC(8)(14)	First lien senior secured loan	S +	3.25%	05/2031	15,000	14,805	14,963	0.5%
Truist Insurance Holdings, LLC(8)(14)(16)	First lien senior secured revolving loan	S +	3.25%	05/2029	90	90	84	—%
						356,843	358,164	12.3%
Internet & Direct Marketing Retail
Aurelia Netherlands Midco 2 B.V.(13)(21)	First lien senior secured EUR term loan	E +	5.75%	05/2031	€25,283	26,496	28,005	1.0%
IT Services
Kaseya Inc.(8)	First lien senior secured loan	S +	5.50%	06/2029	68,161	67,169	68,160	2.3%
Kaseya Inc.(8)(16)(18)	First lien senior secured delayed draw term loan	S +	5.50%	06/2025	1,041	1,004	1,041	—%
Kaseya Inc.(7)(16)	First lien senior secured revolving loan	S +	5.50%	06/2029	1,023	969	1,023	—%
Marcel Bidco LLC (dba SUSE)(7)(14)(21)(25)	First lien senior secured loan	S +	4.00%	11/2030	17,706	17,706	17,794	0.6%
Renaissance Learning, Inc.(7)(14)	First lien senior secured loan	S +	4.25%	04/2030	907	907	906	—%
Saphilux S.a.r.L. (dba IQ-EQ)(8)(21)	First lien senior secured loan	S +	3.50%	07/2028	24,378	24,378	24,438	0.8%
Severin Acquisition, LLC (dba PowerSchool)(8)(14)	First lien senior secured loan	S +	3.00%	08/2027	16,828	16,764	16,828	0.6%
The Dun & Bradstreet Corporation(7)(14)(21)	First lien senior secured loan	S +	2.75%	01/2029	14,857	14,857	14,839	0.5%

Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

VS Buyer LLC (dba Veeam Software)(7)(14)	First lien senior secured loan	S +	3.25%	04/2031	4,988	4,976	4,986	0.2%
						148,730	150,015	5.2%
Life Sciences Tools & Services
Bamboo US BidCo LLC(8)	First lien senior secured loan	S +	6.75% (3.38% PIK)	09/2030	20,054	19,533	20,054	0.7%
Bamboo US BidCo LLC(12)	First lien senior secured EUR term loan	E +	6.75% (3.38% PIK)	09/2030	€12,477	12,872	13,925	0.5%
Bamboo US BidCo LLC(8)(16)(18)	First lien senior secured delayed draw term loan	S +	6.75% (3.38% PIK)	03/2025	1,487	1,426	1,487	0.1%
Bamboo US BidCo LLC(16)(17)	First lien senior secured revolving loan	S +	6.00%	10/2029	—	(102)	—	—%
Bracket Intermediate Holding Corp.(8)(14)	First lien senior secured loan	S +	5.00%	05/2028	19,750	19,295	19,821	0.7%
Phoenix Newco, Inc. (dba Parexel)(7)(14)	First lien senior secured loan	S +	3.00%	11/2028	13,356	13,356	13,353	0.5%
						66,380	68,640	2.4%
Machinery
Faraday Buyer, LLC (dba MacLean Power Systems)(8)	First lien senior secured loan	S +	6.00%	10/2028	17,923	17,617	17,789	0.6%
Faraday Buyer, LLC (dba MacLean Power Systems)(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(15)	—	—%
						17,602	17,789	0.6%
Media
Monotype Imaging Holdings Inc.(8)	First lien senior secured loan	S +	5.50%	02/2031	34,061	33,821	33,891	1.2%
Monotype Imaging Holdings Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.50%	02/2026	—	(10)	—	—%
Monotype Imaging Holdings Inc.(16)(17)	First lien senior secured revolving loan	S +	5.50%	02/2030	—	(29)	(21)	—%
						33,782	33,870	1.2%
Multiline Retail
PDI TA Holdings, Inc.(8)	First lien senior secured loan	S +	5.25%	02/2031	13,195	13,019	13,063	0.4%
PDI TA Holdings, Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.25%	02/2026	—	(34)	(15)	—%
PDI TA Holdings, Inc.(16)(17)	First lien senior secured revolving loan	S +	5.25%	02/2031	—	(18)	(13)	—%
						12,967	13,035	0.4%
Professional Services
AQ Carver Buyer, Inc. (dba CoAdvantage)(8)	First lien senior secured loan	S +	5.50%	08/2029	9,900	9,732	9,900	0.3%
Certinia, Inc.(9)	First lien senior secured loan	S +	7.25%	08/2029	44,118	43,360	43,897	1.5%
Certinia, Inc.(16)(17)	First lien senior secured revolving loan	S +	7.25%	08/2029	—	(95)	(29)	—%

Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

CloudPay, Inc.(8)(21)	First lien senior secured loan	S +	7.50%	07/2029	7,636	7,566	7,560	0.3%
EP Purchaser, LLC (dba Entertainment Partners)(8)(14)	First lien senior secured loan	S +	4.50%	11/2028	4,925	4,767	4,925	0.2%
Gerson Lehrman Group, Inc.(8)	First lien senior secured loan	S +	5.25%	12/2027	47,238	46,882	47,120	1.6%
Gerson Lehrman Group, Inc.(16)(17)	First lien senior secured revolving loan	S +	5.25%	12/2027	—	(17)	(6)	—%
iSolved, Inc.(7)(14)	First lien senior secured loan	S +	3.50%	10/2030	9,975	9,975	9,997	0.3%
Motus Group, LLC(8)(14)	First lien senior secured loan	S +	4.00%	12/2028	12,436	12,436	12,444	0.4%
Omnia Partners, LLC(8)(14)	First lien senior secured loan	S +	3.25%	07/2030	12,993	12,969	13,018	0.4%
OneDigital Borrower LLC(7)(14)	First lien senior secured loan	S +	3.25%	07/2031	6,284	6,254	6,224	0.2%
OneDigital Borrower LLC(7)(14)	Second lien senior secured loan	S +	5.25%	07/2032	3,700	3,682	3,660	0.1%
Project Boost Purchaser, LLC (dba JD Power)(8)(14)	First lien senior secured loan	S +	3.50%	07/2031	11,250	11,223	11,241	0.4%
Project Boost Purchaser, LLC (dba JD Power)(8)(14)	Second lien senior secured loan	S +	5.25%	07/2032	3,750	3,732	3,753	0.1%
Proofpoint, Inc.(7)(14)	First lien senior secured loan	S +	3.00%	08/2028	29,749	29,749	29,728	1.0%
Sensor Technology Topco, Inc. (dba Humanetics)(8)	First lien senior secured loan	S +	7.00% (2.00% PIK)	05/2028	23,949	23,848	24,069	0.8%
Sensor Technology Topco, Inc. (dba Humanetics)(12)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	05/2028	€4,326	4,680	4,852	0.2%
Sensor Technology Topco, Inc. (dba Humanetics)(16)(18)	First lien senior secured delayed draw term loan	S +	6.50%	09/2025	—	—	—	—%
Sensor Technology Topco, Inc. (dba Humanetics)(16)(18)	First lien senior secured EUR delayed draw term loan	E +	6.75%	09/2025	€—	—	5	—%
Sensor Technology Topco, Inc. (dba Humanetics)(7)(16)	First lien senior secured revolving loan	S +	6.50%	05/2028	1,206	1,198	1,211	—%
Sovos Compliance, LLC(7)(14)	First lien senior secured loan	S +	4.50%	08/2028	23,427	22,818	23,394	0.8%
TK Operations Ltd (dba Travelperk, Inc.)(15)(21)	First lien senior secured loan		11.50% PIK	05/2029	13,812	12,726	12,707	0.4%
UKG Inc. (dba Ultimate Software)(8)(14)	First lien senior secured loan	S +	3.25%	02/2031	28,179	28,162	28,179	1.0%
Vensure Employer Services, Inc.(8)	First lien senior secured loan	S +	5.00%	09/2031	31,155	30,844	30,843	1.1%
Vensure Employer Services, Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.00%	09/2026	—	(44)	(44)	—%
						326,447	328,648	11.3%
Pharmaceuticals
BridgeBio Pharma, Inc.(8)(21)	First lien senior secured loan	S +	6.50%	01/2029	10,500	10,487	10,474	0.4%

Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

Pacific BidCo Inc.(9)(21)	First lien senior secured loan	S +	6.00% (2.05% PIK)	08/2029	8,894	8,730	8,827	0.3%
Pacific BidCo Inc.(9)(18)(21)	First lien senior secured delayed draw term loan	S +	6.00%	08/2025	954	935	947	—%
TG Therapeutics, Inc.(8)(21)	First lien senior secured loan	S +	5.50%	08/2029	4,375	4,343	4,342	0.1%
XRL 1 LLC (dba XOMA)(15)	First lien senior secured loan		9.88%	12/2038	4,308	4,232	4,244	0.1%
XRL 1 LLC (dba XOMA)(15)(16)(17)(18)	First lien senior secured delayed draw term loan		9.88%	12/2025	—	(5)	(5)	—%
						28,722	28,829	1.0%
Real Estate Management & Development
Entrata, Inc.(7)	First lien senior secured loan	S +	5.75%	07/2030	34,229	33,780	34,229	1.2%
Entrata, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.00%	07/2028	—	(45)	—	—%
RealPage, Inc.(7)(14)	First lien senior secured loan	S +	3.00%	04/2028	20,218	19,892	19,612	0.7%
RealPage, Inc.(7)(14)	Second lien senior secured loan	S +	6.50%	04/2029	25,000	24,746	23,945	0.8%
						78,373	77,786	2.7%
Specialty Retail
Wand Newco 3, Inc. (dba Caliber )(8)(14)	First lien senior secured loan	S +	3.25%	01/2031	7,481	7,481	7,469	0.3%
Systems Software
Activate Holdings (US) Corp. (dba Absolute Software)(8)(21)	First lien senior secured loan	S +	5.25%	07/2030	48,952	48,760	48,878	1.7%
Activate Holdings (US) Corp. (dba Absolute Software)(16)(17)(21)	First lien senior secured revolving loan	S +	5.25%	07/2029	—	(7)	(5)	—%
Appfire Technologies, LLC(8)	First lien senior secured loan	S +	4.75%	03/2028	8,159	8,159	8,159	0.3%
Appfire Technologies, LLC(8)(16)(18)	First lien senior secured delayed draw term loan	S +	4.75%	03/2025	3,531	3,434	3,531	0.1%
Appfire Technologies, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	4.75%	06/2026	—	(12)	—	—%
Appfire Technologies, LLC(16)	First lien senior secured revolving loan	S +	4.75%	03/2028	—	—	—	—%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(7)	First lien senior secured loan	S +	6.50%	03/2031	7,838	7,726	7,740	0.3%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(7)(16)(18)	First lien senior secured delayed draw term loan	S +	6.50%	03/2026	11,400	11,196	11,225	0.4%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(16)(17)	First lien senior secured revolving loan	S +	6.50%	03/2031	—	(39)	(36)	—%
Barracuda Networks, Inc.(9)(14)	First lien senior secured loan	S +	4.50%	08/2029	48,199	47,085	46,777	1.6%
Barracuda Networks, Inc.(9)(14)	Second lien senior secured loan	S +	7.00%	08/2030	55,875	54,503	49,924	1.7%
Cloud Software Group, Inc.(8)(14)	First lien senior secured loan	S +	4.00%	03/2029	29,774	29,774	29,628	1.0%

Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

Cloud Software Group, Inc.(8)(14)	First lien senior secured loan	S +	4.50%	03/2031	20,000	19,858	20,042	0.7%
Crewline Buyer, Inc. (dba New Relic)(8)	First lien senior secured loan	S +	6.75%	11/2030	90,566	89,327	90,340	3.1%
Crewline Buyer, Inc. (dba New Relic)(16)(17)	First lien senior secured revolving loan	S +	6.75%	11/2030	—	(123)	(24)	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(9)(14)	First lien senior secured loan	S +	3.50%	11/2029	29,231	29,158	29,158	1.0%
Forescout Technologies, Inc.(8)	First lien senior secured loan	S +	5.00%	05/2031	1,235	1,229	1,228	—%
Forescout Technologies, Inc.(16)	First lien senior secured revolving loan	S +	5.00%	05/2030	—	—	—	—%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(7)(14)	First lien senior secured loan	S +	4.00%	11/2026	14,617	13,960	13,917	0.5%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(7)	Second lien senior secured loan	S +	6.75%	11/2027	20,000	19,804	17,950	0.6%
Ivanti Software, Inc.(8)(14)	First lien senior secured loan	S +	4.25%	12/2027	12,868	12,157	10,891	0.4%
Oranje Holdco, Inc. (dba KnowBe4)(8)	First lien senior secured loan	S +	7.50%	02/2029	4,273	4,222	4,273	0.1%
Oranje Holdco, Inc. (dba KnowBe4)(8)	First lien senior secured loan	S +	7.25%	02/2029	25,275	25,040	25,022	0.9%
Oranje Holdco, Inc. (dba KnowBe4)(16)(17)	First lien senior secured revolving loan	S +	7.50%	02/2029	—	(6)	—	—%
Ping Identity Holding Corp.(8)	First lien senior secured loan	S +	4.75%	10/2029	34,805	34,719	34,805	1.2%
Ping Identity Holding Corp.(16)(17)	First lien senior secured revolving loan	S +	4.75%	10/2028	—	(9)	—	—%
Project Alpha Intermediate Holding, Inc. (dba Qlik)(8)(14)	First lien senior secured loan	S +	3.75%	10/2030	29,850	29,850	29,898	1.0%
Rubrik, Inc.(8)	First lien senior secured loan	S +	7.00%	08/2028	46,771	46,242	46,771	1.6%
Rubrik, Inc.(8)(16)(18)	First lien senior secured delayed draw term loan	S +	7.00%	08/2028	5,366	5,315	5,366	0.2%
SailPoint Technologies Holdings, Inc.(8)	First lien senior secured loan	S +	6.00%	08/2029	114,100	112,246	113,815	3.9%
SailPoint Technologies Holdings, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.00%	08/2028	—	(141)	(27)	—%
Securonix, Inc.(8)	First lien senior secured loan	S +	7.00%	04/2028	19,774	19,644	17,401	0.6%
Securonix, Inc.(8)(16)	First lien senior secured revolving loan	S +	7.00%	04/2028	80	59	(347)	—%
Sitecore Holding III A/S(13)	First lien senior secured EUR term loan	E +	7.75% (4.25% PIK)	03/2029	€27,144	28,450	30,294	1.0%
Sitecore USA, Inc.(8)	First lien senior secured loan	S +	7.75% (4.25% PIK)	03/2029	27,960	27,782	27,960	1.0%
Sitecore Holding III A/S(8)	First lien senior secured loan	S +	7.75% (4.25% PIK)	03/2029	4,638	4,608	4,638	0.2%
Talon MidCo 2 Limited(7)(21)	First lien senior secured loan	S +	6.95%	08/2028	31,054	30,621	31,054	1.1%

Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

Talon MidCo 2 Limited(16)(17)(21)	First lien senior secured revolving loan	S +	7.00%	08/2028	—	(18)	—	—%
						764,573	760,246	26.2%
Water Utilities
Vessco Midco Holdings, LLC(9)	First lien senior secured loan	S +	5.25%	07/2031	9,346	9,254	9,253	0.3%
Vessco Midco Holdings, LLC(9)(16)(18)	First lien senior secured delayed draw term loan	S +	5.25%	07/2026	457	441	439	—%
Vessco Midco Holdings, LLC(16)(17)	First lien senior secured revolving loan	S +	5.25%	07/2031	—	(10)	(10)	—%
						9,685	9,682	0.3%
Total non-controlled/non-affiliated portfolio company debt investments						$4,731,409	$4,750,038	163.6%
Equity Investments
Application Software
AlphaSense, LLC(19)(23)	Series E Preferred Shares	N/A	N/A	N/A	96,072	4,313	4,313	0.1%
Project Alpine Co-Invest Fund, LP(19)(21)(23)	LP Interest	N/A	N/A	N/A	6,666,667	6,670	7,878	0.3%
Simpler Postage, Inc. (dba Easypost)(19)(23)	Warrants	N/A	N/A	N/A	68,396	861	861	—%
Zoro TopCo, Inc.(15)(23)	Series A Preferred Equity	N/A	12.50%PIK	N/A	8,057	9,873	10,125	0.3%
Zoro TopCo, L.P.(19)(23)	Class A Common Units	N/A	N/A	N/A	671,414	6,714	7,310	0.3%
						28,431	30,487	1.0%

Health Care Providers & Services
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(19)(23)	Common Stock	N/A	N/A	N/A	317	3,171	3,171	0.1%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(15)(23)	Series A Preferred Stock	N/A	15.00% PIK	N/A	4,419	4,858	4,799	0.2%
						8,029	7,970	0.3%
Health Care Technology
Minerva Holdco, Inc.(15)(23)	Senior A Preferred Stock	N/A	10.75% PIK	N/A	40,000	52,474	51,207	1.8%
Orange Blossom Parent, Inc.(19)(23)	Common Units	N/A	N/A	N/A	16,667	1,667	1,664	0.1%
						54,141	52,871	1.8%
Insurance
Accelerate Topco Holdings, LLC(19)(23)	Common Units	N/A	N/A	N/A	12,822	354	546	—%
Hockey Parent Holdings, L.P.(19)(23)	Class A Common Units	N/A	N/A	N/A	7,500	7,500	7,858	0.3%
						7,854	8,404	0.3%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(9)(23)	Perpetual Preferred Stock	S +	10.75% PIK	N/A	50,000	63,250	64,211	2.2%

Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company(1)(2)(20)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

Professional Services
CloudPay, Inc.(15)(21)(23)	Series E Preferred Stock	N/A	13.50% PIK	N/A	29,654	6,509	6,509	0.2%
TravelPerk, Inc.(19)(21)(23)	Warrants	N/A	N/A	N/A	70,728	906	906	—%
Vestwell Holdings, Inc.(19)(23)	Series D Preferred Stock	N/A	N/A	N/A	152,175	3,020	3,000	0.1%
						3,926	3,906	0.1%
Pharmaceuticals
XOMA Corporation(19)(23)	Warrants	N/A	N/A	N/A	1,400	10	19	—%
XOMA Corporation(19)(23)	Warrants	N/A	N/A	N/A	1,400	10	17	—%
XOMA Corporation(19)(23)	Warrants	N/A	N/A	N/A	1,400	9	16	—%
						29	52	—%
Systems Software
Elliott Alto Co-Investor Aggregator L.P.(19)(21)(23)	LP Interest	N/A	N/A	N/A	7,836	7,887	10,946	0.4%
Halo Parent Newco, LLC(15)(23)	Class H PIK Preferred Equity	N/A	11.00% PIK	N/A	12,165	12,679	10,134	0.3%
Project Hotel California Co-Invest Fund, L.P.(19)(21)(23)	LP Interest	N/A	N/A	N/A	6,711,769	6,717	7,632	0.3%
Securiti, Inc.(19)(23)	Series C Preferred Shares	N/A	N/A	N/A	1,262,785	10,002	10,000	0.3%
						37,285	38,712	1.3%
Total non-controlled/non-affiliated portfolio company equity investments						$209,454	$213,122	7.3%
Total non-controlled/non-affiliated portfolio company investments						$4,940,863	$4,963,160	170.9%
Non-controlled/affiliated portfolio company investments
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(16)(21)(22)(23)	Preferred Equity	N/A	N/A	N/A	12,713	12,318	13,429	0.5%
Total non-controlled/affiliated portfolio company investments						$12,318	$13,429	0.5%
Controlled/affiliated portfolio company investments
Equity Investments
Joint Ventures
Blue Owl Credit SLF LLC(21)(23)(26)(27)(28)	LLC Interest	N/A	N/A	N/A	2,188	2,189	2,187	0.1%
Total controlled/affiliated portfolio company investments						$2,189	$2,187	0.1%
Total Investments						$4,955,370	$4,978,776	171.4%
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Unless otherwise indicated, all investments are considered Level 3 investments. See Note 6 “Fair Value of Investments”.
(3)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(4) As of September 30, 2024, the net estimated unrealized gain for U.S. federal income tax purposes was $60.2 million based on a tax cost basis of $4.9 billion. As of September 30, 2024, there were no estimated aggregate gross unrealized losses for U.S federal income tax purposes and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $60.2 million.
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

Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)
(7)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2024 was 4.85%.
(8)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2024 was 4.59%.
(9)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2024 was 4.25%.
(10)The interest rate on these loans is subject to 12 month SOFR, which as of September 30, 2024 was 3.78%.
(11)The interest rate on these loans is subject to SONIA, which as of September 30, 2024 was 4.95%.
(12)The interest rate on these loans is subject to 3 month EURIBOR, which as of September 30, 2024 was 3.28%.
(13)The interest rate on these loans is subject to 6 month EURIBOR, which as of September 30, 2024 was 3.11%.
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
(19)Investment is non-income producing.
(20)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Company's Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”) and credit facilities to which certain of our subsidiaries are parties (the “SPV Asset Facilities” and the “CLOs”). See Note 5 “Debt”.
(21)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2024, non-qualifying assets represented 13.4% of total assets as calculated in accordance with the regulatory requirements.
(22)Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement. Transactions during the year ended September 30, 2024 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2023	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Fair Value at September 30, 2024	Interest Income	Dividend Income	Other Income
Non-controlled Affiliates
LSI Financing 1 DAC	$13,001	$1,733	$(1,773)	$468	$13,429	$—	$48	$—
Total Non-controlled Affiliates	$13,001	$1,733	$(1,773)	$468	$13,429	$—	$48	$—
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
(23)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2024, the aggregate fair value of these securities is $228.7 million or 7.8% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	Common Stock	December 12, 2023
Xoma Corporation	Warrants	December 15, 2023
Vestwell Holdings, Inc.	Series D Preferred Stock	December 20, 2023
TravelPerk, Inc.	Warrants	May 02, 2024
Simpler Postage, Inc. (dba Easypost)	Warrants	June 11, 2024
AlphaSense, LLC	Series E Preferred Shares	June 27, 2024
CloudPay, Inc.	Series E Preferred Stock	July 31, 2024
Blue Owl Credit SLF LLC**	LLC Interest	August 01, 2024
* Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.
** Refer to Note 4 "Investments - Credit SLF LLC" for further information.

(24)     Unless otherwise indicated, all investments represent a co-investment made with the Company's affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions”.
(25)     This portfolio company was not a co-investment made with the Company's affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission.
(26)     As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended September 30, 2024, were as follows:

Company	Fair Value at December 31, 2023	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Fair Value at September 30, 2024	Interest Income	Dividend Income	Other Income
Controlled Affiliates
Blue Owl Credit SLF(c)	$—	$2,189	$—	$(2)	$2,187	$—	$—	$—
Total Controlled Affiliates	$—	$2,189	$—	$(2)	$2,187	$—	$—	$—
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
(c)For further description of the Company's investment in Blue Owl Credit SLF LLC ("Credit SLF"), see "Note 4. Investments."
(27)     Investment measured at net asset value ("NAV").
(28)     Investment is not pledged as collateral for the credit facilities.

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
(2)Unless otherwise indicated, all investments are considered Level 3 investments. See Note 6 “Fair Value of Investment”.
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
(6)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) (which can include one-, three-, or six- SOFR), an Sterling Overnight Interbank Average Rate (“SONIA” or “SA”), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, two-, three- or six-month EURIBOR), or an alternate base rate (which can include the Prime Rate (“PRIME” or “P”) at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
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
(20)Investment is non-income producing.
(21)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facility I or SPV Asset Facility II. See Note 5 “Debt”.
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
(23)Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement. Transactions during the year ended December 31, 2023 in which the Company was an Affiliated Person of the portfolio company are as follows:

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

Blue Owl Technology Income Corp.
Consolidated Statement of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$69,912	$41,918	$188,391	$108,443
Net change in unrealized gain (loss)	(2,956)	10,420	(4,114)	15,301
Net realized gain (loss)	2,894	525	2,490	447
Net Increase (Decrease) in Net Assets Resulting from Operations	69,850	52,863	186,767	124,191
Distributions
Class S	(14,575)	(6,210)	(37,381)	(14,724)
Class D	(347)	(408)	(1,000)	(692)
Class I	(53,213)	(26,373)	(139,381)	(77,305)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(68,135)	(32,991)	(177,762)	(92,721)
Capital Share Transactions
Class S:
Issuance of shares of common stock	98,379	92,915	267,104	236,838
Share transfers between classes(1)	—	—	(8,267)	—
Repurchase of common shares	(9,797)	(581)	(22,994)	(2,970)
Reinvestment of shareholders' distributions	7,545	3,200	18,833	7,148
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	96,127	95,534	254,676	241,016
Class D:
Issuance of shares of common stock	770	9,326	1,544	19,857
Share transfers between classes(1)	—	—	(13,605)	—
Repurchase of common shares	(28)	(52)	(197)	(102)
Reinvestment of shareholders' distributions	98	124	357	211
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	840	9,398	(11,901)	19,966
Class I:
Issuance of shares of common stock	205,631	192,178	796,999	410,121
Share transfers between classes(1)	—	—	21,872	—
Repurchase of common shares	(62,456)	(39,093)	(101,792)	(95,069)
Reinvestment of shareholders' distributions	21,304	10,587	53,760	31,628
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	164,479	163,672	770,839	346,680
Total Increase (Decrease) in Net Assets	263,161	288,476	1,022,619	639,132
Net Assets, at beginning of period	$2,641,061	$1,340,153	$1,881,603	$989,497
Net Assets, at end of period	$2,904,222	$1,628,629	$2,904,222	$1,628,629

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

Blue Owl Technology Income Corp.
Consolidated Statement of Cash Flows
(Amounts in thousands, except share amounts)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$186,767	$124,191
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(2,203,987)	(920,359)
Proceeds from investments and investment repayments, net	530,626	113,008
Net accretion/amortization of discount/premium on investments	(23,470)	(5,504)
Payment-in-kind interest	(14,813)	(7,063)
Payment-in-kind dividends	(16,269)	(21,927)
Net change in unrealized (gain) loss on investments	3,714	(15,228)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	448	(100)
Net realized (gain) loss on investments	(2,829)	(579)
Amortization of debt issuance costs	3,841	2,435
Amortization of offering costs	1,318	—
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(15,589)	(12,528)
(Increase) decrease in prepaid expenses and other assets	(7,431)	(143)
(Increase) decrease in investments funded in advance	(63,907)	—
(Increase) decrease in due to Adviser	2,776	696
(Increase) decrease in due from Adviser	37	485
Increase (decrease) in payable for investments purchased	14,481	6,016
Increase (decrease) in management fee payable	1,098	591
Increase (decrease) in performance based incentive fee payable	2,460	(661)
Increase (decrease) in accrued expenses and other liabilities	14,867	4,465
Net cash provided by (used in) operating activities	(1,585,862)	(732,205)
Cash Flows from Financing Activities
Borrowings on debt	2,507,995	1,067,982
Repayments of debt	(1,747,000)	(849,000)
Debt issuance costs	(8,219)	(2,743)
Proceeds from issuance of common shares	1,065,647	666,816
Offering costs paid	(3,332)	—
Distributions paid to shareholders	(92,993)	(49,878)
Repurchased shares	(92,993)	(80,474)
Net cash provided by (used in) financing activities	1,629,105	752,703
Net increase (decrease) in cash	43,243	20,498
Cash, beginning of period	47,861	28,061
Cash, end of period	$91,104	$48,559

Supplemental and Non-Cash Information
Interest paid during the period	$96,079	$58,610
Distributions declared during the period	$177,762	$92,721
Reinvestment of distributions during the period	$72,950	$38,987
Distribution payable	$28,689	$11,600
Tender offer payable	$72,281	$39,726
Taxes, including excise tax, paid during the period	$149	$300
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1. Organization and Principal Business
Blue Owl Technology Income Corp. (“OTIC” or the “Company”) is a Maryland corporation formed on June 22, 2021. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, technology-related companies, specifically software, based primarily in the United States. The Company originates and invests in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The Company`s investment objective is to maximize total return by generating current income from its debt investments and other income producing securities, and capital appreciation from its equity and equity-linked investments. The Company intends to invest at least 80% of the value of its total assets in “technology-related” companies. The Company defines technology related companies as those that operate in the technology industry or sector, or those that are developing or offering goods to businesses and consumers which utilize scientific knowledge, include techniques, skills, methods, devices and processes to solve problems. The Company specifically focuses on software and enterprise software companies within the technology and technology-related universe of companies. The Company invests in a broad range of established and high growth technology companies with a focus on enterprise software companies that are capitalizing on the large and growing demand for enterprise software products and services. These companies use technology extensively to improve business processes, applications and opportunities or seek to grow through technological developments and innovations. These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet and digital media.
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
On December 9, 2021, the Company formed a wholly-owned subsidiary, OR Tech Lending IC LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Tech Lending IC LLC originates loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business.
Blue Owl Technology Credit Advisors II LLC (“the Adviser” or “OTCA II”) serves as the Company’s investment adviser. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity positions in and providing debt financing to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate credit. Subject to the overall supervision of the Company`s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to the Company.
The Company relies on an exemptive order issued to an affiliate of the Adviser that permits it to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. The Company offers on a best efforts, continuous basis up to $5,000,000,000 in any combination of amount of shares of Class S, Class D, and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager” or “Blue Owl Securities”). No upfront selling commission, dealer manager fees, or other similar placement fees will be paid to the Company or the Dealer Manager with respect to the Class S and Class D shares, however, if Class S shares or Class D shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charge to 3.5% of the net offering price per share for each Class S share and 1.5% of the net offering price per share of each Class D share. Class I shares are not subject to upfront selling commissions. In addition, the Class S and Class D share classes have different ongoing servicing fees. Class I shares are not subject to ongoing servicing fees. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.00. Thereafter, the purchase price per share for each class of common stock will vary and will not be sold at a price below the Company`s net asset value per share of such class, as determined in accordance with the Company`s share pricing policy, plus applicable upfront selling commissions. The Company also engages in private placement offerings of its common stock.
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
Since meeting the minimum offering requirement and commencing its continuous public offering through September 30, 2024, the Company has issued 65,266,805 shares of Class S common stock, 2,689,500 shares of Class D common stock, and 27,897,420 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $671.8 million, $27.4 million, and $284.9 million, respectively, including $1,000 of seed capital contributed by its Initial Shareholder. The Company has issued 196,998,884 shares of its Class I common stock to feeder vehicles primarily created to hold the Company’s Class I shares in a Private Offering and raised gross proceeds of approximately $2.0 billion. The offer and sale of these Class I shares was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or Regulation S thereunder (the “Private Offering”).
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
Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. The Company does not currently use derivatives. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company adopted a derivatives policy by Rule 18f-4’s August 2022 compliance date, and complies with the recordkeeping requirements.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes accretion or amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends, the majority of which is structured at initial underwriting. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event.
PIK interest and PIK dividend income consisted of the following for the periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
PIK Interest Income	$5,708	$5,111	$16,586	$13,021
PIK Interest Income as a % of Investment Income	4.2%	6.5%	4.5%	6.4%
PIK Dividend Income	$5,038	$3,520	$14,023	$14,888
PIK Dividend Income as a % of Investment Income	3.7%	4.5%	3.8%	7.3%
Total PIK Income	$10,746	$8,631	$30,609	$27,909
Total PIK Income as a % of Investment Income	7.9%	11.0%	8.3%	13.7%
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
Offering Expenses
Costs associated with the offering of common shares of the Company are capitalized as deferred offering expenses and are included in prepaid expenses and other assets in the Consolidated Statement of Assets and Liabilities and are amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s share offerings of its common shares, the preparation of the Company’s registration statement, and registration fees.
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
Expenses that are common to all share classes are borne by each class of shares based on the net assets of the Company attributable to each class. Expenses that are specific to a class of shares are allocated to such class either directly or through the servicing fees paid pursuant to the Company’s distribution plan. See Note 3. “Agreements and Related Party Transactions – Dealer Manager Agreement.”
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
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280)," which requires specific disclosures related to the title and position of the chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3. Agreements and Related Party Transactions
As of September 30, 2024 and December 31, 2023, the Company had payables to affiliates of $16.3 million and $12.4 million, primarily comprised of $12.1 million and $9.6 million of accrued performance based incentive fees, respectively, and $2.9 million and $1.8 million of management fees, respectively. The payable to affiliates also includes $1.3 million and $1.0 million of operating expenses as of September 30, 2024 and December 31, 2023, respectively.
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
The base management fee is payable monthly in arrears. The base management fee is calculated at an annual rate of 1.25% based on the average value of the Company`s net assets at the end of the two most recently completed calendar months. All or part of the base management fee not taken as to any month will be deferred without interest and may be taken in any such month prior to the occurrence of a liquidity event. Base management fees for any partial month are prorated based on the number of days in the month. The Adviser and its affiliates agreed to waive the base management fee through October 31, 2022. Any portion of management fees waived shall not be subject to recoupment.
For the three and nine months ended September 30, 2024, management fees were $8.4 million and $21.5 million, respectively. For the three and nine months ended September 30, 2023, management fees were $4.4 million and $11.3 million, respectively.
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
For the three and nine months ended September 30, 2024, performance-based incentive fees were $10.0 million and $26.9 million, respectively. For the three and nine months ended September 30, 2023, performance-based incentive fees were $6.1 million and $15.6 million, respectively.
For the three and nine months ended September 30, 2024 capital gains-based incentive fees were $(7.0) thousand and $(0.2) million, respectively, which is related to unrealized depreciation. For the three and nine months ended September 30, 2023, capital gains-based incentive fees were $0.3 million and $0.3 million, respectively.
The Adviser and its affiliates agreed to waive the performance-based incentive fee and capital gains based incentive fee through October 31, 2022. Any portion of the incentive fees waived shall not be subject to recoupment.
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
For the three and nine months ended September 30, 2024 the Company accrued $0.6 million and $2.7 million, respectively, of organization and offering costs that are reimbursable to the Adviser. For the three and nine months ended September 30, 2023, the Company accrued $0.03 million and $0.03 million, respectively, of organization and offering costs that are reimbursable to the Adviser.
From October 1, 2021 to November 30, 2021, the Company was advised by OTCA, an affiliate of the Adviser, which also served as the Company’s administrator. On November 30, 2021, the Company entered into the Investment Advisory Agreement and the Administration Agreement, under which the Adviser serves as the Company’s Adviser and administrator, respectively.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, and certain of its affiliates rely on an order for exemptive relief (as amended, the “Order”) that has been granted to Blue Owl Credit Advisors LLC (“OCA”) to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching by the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing, and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Order permits the Company to participate in follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company.
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
The Company has made an investment in controlled, affiliated companies including Credit SLF. For further description of Credit SLF, see "Note 4. Investments"
The Company has made investments in non-controlled, affiliated companies, including LSI Financing 1 DAC (“LSI Financing”).
LSI Financing is a portfolio company formed to acquire a contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing. As of September 30, 2024 and December 31, 2023, the fair value of our investment in LSI Financing was $13.4 million and $13.0 million, respectively. For the three and nine months ended September 30, 2024, we increased our commitment by none and $4.3 million, respectively. The Company’s investment in LSI Financing is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in LSI Financing.
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
For the three and nine months ended September 30, 2024, the Company incurred servicing fees with respect to Class S shares of $1.4 million and $3.6 million, respectively. For the three and nine months ended September 30, 2023, the Company incurred servicing fees with respect to Class S shares of $0.7 million and $1.5 million, respectively. The Company deemed servicing fees with respect to Class D shares insignificant to disclose for the three and nine months ended September 30, 2024 and 2023.
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
Expense Support and Conditional Reimbursement Agreement
On November 30, 2021, the Company entered into an Expense Support Agreement and Conditional Reimbursement Agreement, or the “Expense Support Agreement”, with the Adviser, the purpose of which was to ensure that no portion of the Company’s distributions to shareholders represented a return of capital for U.S. federal income tax purposes. The Expense Support Agreement became effective as of the date that the Company met the minimum offering requirement and was terminated by the Adviser on March 7, 2023. On a quarterly basis, the Adviser reimbursed the Company for “Operating Expenses” (as defined below) in an amount equal to the excess of the Company’s cumulative distributions paid to the Company’s shareholders in each quarter over “Available Operating Funds” (as defined below) received by the Company on account of the Company’s investment portfolio during such quarter. Any payments that the Adviser was required to make pursuant to the preceding sentence are referred to herein as an “Expense Payment”.
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
Note 4. Investments
The table below presents our investments at amortized cost and fair value as of the following periods:

	September 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,452,817	$4,479,943	$2,731,855	$2,750,873
Second-lien senior secured debt investments	217,377	208,561	244,033	240,627
Unsecured debt investments	61,215	61,534	—	—
Preferred equity investments(1)	179,296	177,727	208,036	211,797
Common equity investments	42,476	48,824	40,704	43,444
Joint Ventures(2)	2,189	2,187	—	—
Total Investments	$4,955,370	$4,978,776	$3,224,628	$3,246,741
(1) Includes equity investment in LSI Financing.
(2) Includes equity investment in Credit SLF.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The Company uses Global Industry Classification Standards (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of
	September 30, 2024	December 31, 2023
Aerospace & Defense	1.2%	1.8%
Application Software	12.9%	12.9%
Banks	1.3%	1.9%
Beverages	0.8%	1.5%
Buildings & Real Estate	1.8%	0.6%
Building Products	0.1%	0.3%
Capital Markets	0.2%	—%
Commercial Services & Supplies	3.2%	3.8%
Construction & Engineering	0.5%	0.5%
Consumer Finance	0.7%	—%
Containers & Packaging	0.9%	0.8%
Diversified Consumer Services	2.9%	1.2%
Diversified Financial Services	6.0%	2.8%
Diversified Telecommunication Services	0.3%	—%
Energy Equipment & Services	—%	0.2%
Electrical Equipment	—%	3.1%
Entertainment	1.4%	—%
Equity Real Estate Investment Trusts (REITs)	1.0%	—%
Food & Staples Retailing	3.2%	4.5%
Health Care Equipment & Supplies	2.2%	1.9%
Health Care Providers & Services	4.2%	5.2%
Health Care Technology	12.9%	11.4%
Hotels, Restaurants & Leisure	1.0%	—%
Industrial Conglomerates	0.7%	—%
Insurance	7.3%	6.3%
Internet & Direct Marketing Retail	0.6%	—%
IT Services	4.3%	6.0%
Joint Ventures(2)(3)	—%	—%
Life Sciences Tools & Services	1.4%	1.8%
Machinery	0.4%	0.5%
Media	0.7%	—%
Multiline Retail	0.3%	—%
Pharmaceuticals(1)	0.8%	0.8%
Professional Services	6.8%	3.9%
Real Estate Management & Development	1.6%	2.3%
Specialty Retail	0.2%	—%
Systems Software	16.0%	24.0%
Water Utilities	0.2%	—%
Total	100.0%	100.0%
(1) Includes equity investment in LSI Financing.
(2) Includes equity investment in Credit SLF.
(3) As of September 30, 2024, our investment in Joint Ventures is insignificant.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The table below presents investments by geographic composition based on fair value as of the following periods:

	As of
	September 30, 2024	December 31, 2023
United States:
Midwest	18.5%	17.1%
Northeast	15.5%	19.1%
South	30.7%	26.8%
West	24.0%	26.2%
Canada	3.0%	3.4%
Germany	0.2%	0.3%
Ireland	0.1%	0.6%
Israel	—%	0.9%
Italy	0.1%	—%
Luxembourg	0.8%	1.2%
New Zealand	0.1%	—%
Norway	0.6%	—%
Spain	0.3%	—%
Sweden	0.7%	—%
Switzerland	0.2%	—%
United Kingdom	5.2%	4.4%
Total	100.0%	100.0%

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Blue Owl Credit SLF LLC
On May 6, 2024 Credit SLF, a Delaware limited liability company, was formed as a joint venture between the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Capital Corporation III, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II, and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). The Credit SLF Members co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Company’s investment in Credit SLF is a co-investment made with its affiliates in accordance with the terms of the exemptive relief that it received from the SEC. The Company does not consolidate its non-controlling interest in Credit SLF. Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company's valuation process.
As of September 30, 2024, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic ownership interest
($ in thousands)
Blue Owl Capital Corporation	$24,500	42.8%
Blue Owl Capital Corporation II	500	0.9%
Blue Owl Capital Corporation III	6,250	10.9%
Blue Owl Credit Income Corp.	11,250	19.7%
Blue Owl Technology Finance Corp.	2,500	4.4%
Blue Owl Technology Finance Corp. II	2,500	4.4%
Blue Owl Technology Income Corp.	2,500	4.4%
State Teachers Retirement System of Ohio	7,143	12.5%
Total	$57,143	100.0%
The table below sets forth Credit SLF's consolidated financial data (unaudited) as of and for the following periods:

As of
($ in thousands)	September 30, 2024
Consolidated Balance Sheet Data
Cash	$16,174
Investments at fair value	$150,220
Total Assets	$166,462
Total Debt (net of unamortized debt issuance costs)	$31,326
Total Liabilities	$116,474
Total Credit SLF Members' Equity	$49,988

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
($ in thousands)	2024(1)	2024(1)
Consolidated Statement of Operations Data
Investment income	$556	$556
Net operating expenses	602	672
Net investment income (loss)	$(46)	$(116)
Total net realized and unrealized gain (loss)	104	104
Net increase (decrease) in Credit SLF Members' Equity resulting from operations	$58	$(12)
(1) Credit SLF commenced operations on May 6, 2024.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2024 and December 31, 2023, the Company’s asset coverage was 233.1% and 235.4%, respectively.
The tables below present debt obligations as of the following periods:

	As of
	September 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$975,000	$717,860	$257,140	$(6,948)	$710,912
SPV Asset Facility I	750,000	445,000	20,398	(3,133)	441,867
SPV Asset Facility II	250,000	225,000	25,000	(1,955)	223,045
SPV Asset Facility III	550,000	200,000	127,315	(4,872)	195,128
Athena CLO III	270,000	270,000	—	(2,091)	267,909
Series 2023A Notes	100,000	100,000	—	(714)	99,286
Series 2023B-A Notes	100,000	100,000	—	(779)	99,221
Series 2023B-B Notes	75,000	75,000	—	(646)	74,354
Total Debt	$3,070,000	$2,132,860	$429,853	$(21,138)	$2,111,722
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

	As of
	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$875,000	$541,410	$333,590	$(7,772)	$533,638
SPV Asset Facility I	750,000	550,000	41,800	(4,043)	545,957
SPV Asset Facility II	250,000	—	158,797	(2,333)	(2,333)
Series 2023A Notes	100,000	100,000	—	(1,018)	98,982
Series 2023B-A Notes	100,000	100,000	—	(826)	99,174
Series 2023B-B Notes	75,000	75,000	—	(768)	74,232
Total Debt	$2,150,000	$1,366,410	$534,187	$(16,760)	$1,349,650
(1) The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$41,316	$22,286	$107,982	$61,350
Amortization of debt issuance costs	1,325	1,034	3,841	2,435
Total Interest Expense	$42,641	$23,320	$111,823	$63,785

Average interest rate(1)	8.3%	8.1%	8.4%	8.0%
Average daily outstanding borrowings(1)	$1,982,117	$1,090,906	$1,704,523	$1,015,131

(1) Averages are calculated based on annualized amounts.

Revolving Credit Facility
On May 2, 2022, the Company entered into a Senior Secured Credit Agreement (the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent. On October 23, 2023 (the “Revolving Credit Facility First Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date, convert a portion of the existing revolver availability into term loan availability, and reduce the credit adjustment spread for US dollar denominated term SOFR loans to 0.10% for all tenors. On June 24, 2024 (the “Revolving Credit Facility Second Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment, to among other things, replace the interest rate benchmark for Loans denominated in Canadian Dollars from CDOR to CORRA, which includes a credit adjustment spread of 0.29547% for one-month tenor Loans and 0.32138% for three-month tenor Loans. The following describes the terms of the Revolving Credit Facility as modified through August 9, 2024.
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
As of August 9, 2024, the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $975.0 million, which is comprised of (a) a term loan in an initial amount of $125.0 million, and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in an initial amount of up to is $850.0 million (the revolving credit facility increased from $750.0 million to $850.0 million on August 9, 2024). The amount available for borrowing under the revolving credit facility commitments of the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.75 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
As of August 9, 2024, the availability period with respect to the revolving credit facility under the Revolving Credit Facility will terminate on October 22, 2027 (the “Commitment Termination Date”) and the Revolving Credit Facility will mature on October 23, 2028 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of August 9, 2024, amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus a margin of 2.00% per annum or (ii) the alternative base rate plus a margin of 1.00% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. As of August 9, 2024, amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 2.00% per annum. As of August 9, 2024, the Company will also pay a fee of 0.375% on daily undrawn amounts under the Revolving Credit Facility.

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
Debt Securitization Transactions
Athena CLO III
On May 22, 2024 (the “Athena CLO III Closing Date”), the Company completed a $450.0 million term debt securitization transaction (the “Athena CLO III Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the Athena CLO III Transaction were issued by the Company’s consolidated subsidiary Athena CLO III, LLC, a limited liability company organized under the laws of the State of Delaware (the “Athena CLO III Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the Athena CLO III Issuer.
The Athena CLO III Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Athena CLO III Closing Date (the “Athena CLO III Indenture”), by and among the Athena CLO III Issuer and State Street Bank and Trust Company: (i) $220.0 million of AAA(sf) Class A-1 Notes, which bear interest at three-month term SOFR plus 2.15%, (ii) $5 million of AAA(sf) Class A-2 Notes, which bear interest at 6.619%, (iii) $22.5 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 2.75% and (iv) $22.5 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 3.50% (together, the “Athena CLO III Secured Notes”). The Athena CLO III Secured Notes are secured by middle-market loans, participation interests in middle-market loans and other assets of the Athena CLO III Issuer. The Athena CLO III Secured Notes are scheduled to mature on April 20, 2036. The Athena CLO III Secured Notes were privately placed by Goldman Sachs & Co. LLC as Placement Agent.
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
As part of the Athena CLO III Transaction, the Company entered into a loan sale agreement with the Athena CLO III Issuer dated as of the Athena CLO III Closing Date (the “Athena CLO III OTIC Loan Sale Agreement”), which provided for the contribution of approximately $223.7 million funded par amount of middle-market loans from the Company to the Athena CLO III Issuer on the Athena CLO III Closing Date and for future sales from the Company to the Athena CLO III Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the Athena CLO III Secured Notes. The remainder of the initial portfolio assets securing the Athena CLO III Secured Notes consisted of approximately $197.9 million funded par amount of middle-market loans purchased by the Athena CLO III Issuer from Tech Income Funding I LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the Athena CLO III Closing Date between the Athena CLO III Issuer and Tech Income Funding I LLC (the “Athena CLO III Tech Income Funding I Loan Sale Agreement”). No gain or loss was recognized as a result of these sales and contributions. The Company and Tech Income Funding I each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.
Through April 20, 2028, a portion of the proceeds received by the Athena CLO III Issuer from the loans securing the Athena CLO III Secured Notes may be used by the Athena CLO III Issuer to purchase additional middle-market loans under the direction of the Adviser,

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

the Company’s investment advisor, in its capacity as collateral manager for the Athena CLO III Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 6. Fair Value of Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	As of
	September 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted cash)	$91,104	$—	$—	$91,104

Investments:
First-lien senior secured debt investments	—	1,185,628	3,294,315	4,479,943
Second-lien senior secured debt investments	—	115,498	93,063	208,561
Unsecured debt investments	—	3,137	58,397	61,534
Preferred equity investments(1)	—	—	177,727	177,727
Common equity investments	—	—	48,824	48,824
Subtotal	$—	$1,304,263	$3,672,326	$4,976,589
Investments measured at Net Asset Value ("NAV")(2)	—	—	—	2,187
Total Investments at fair value	$—	$1,304,263	$3,672,326	$4,978,776
(1) Includes equity investment in LSI Financing.
(2) Includes equity investment in Credit SLF, which is measured at fair value using the net asset value per share (or its equivalent) practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The tables below present changes in fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended
	September 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,760,043	$162,826	$60,279	$220,622	$47,233	$3,251,003
Purchases of investments, net	589,054	—	—	8,117	—	597,171
Payment-in-kind	1,923	2,044	923	8,739	—	13,629
Proceeds from investments, net	(56,582)	(17,648)	—	(60,552)	—	(134,782)
Net change in unrealized gain (loss)	6,287	880	188	(3,448)	1,591	5,498
Net realized gains (losses)	2	—	—	2,862	—	2,864
Net accretion/amortization of discount/premium on investments	3,894	187	7	1,387	—	5,475
Transfers into (out of) Level 3(1)	(10,306)	(55,226)	(3,000)	—	—	(68,532)
Fair value, end of period	$3,294,315	$93,063	$58,397	$177,727	$48,824	$3,672,326

(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended September 30, 2024, transfers out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Nine Months Ended
	September 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,136,466	$180,480	$—	$211,797	$43,444	$2,572,187
Purchases of investments, net	1,289,592	—	56,746	13,689	1,772	1,361,799
Payment-in-kind	8,697	4,654	1,461	16,270	—	31,082
Proceeds from investments, net	(247,689)	(39,205)	—	(63,130)	—	(350,024)
Net change in unrealized gain (loss)	36,734	(789)	182	(5,330)	3,608	34,405
Net realized gains (losses)	2	—	—	2,862	—	2,864
Net accretion/amortization of discount/premium on investments	14,502	446	8	1,569	—	16,525
Transfers into (out of) Level 3(1)	56,011	(52,523)	—	—	—	3,488
Fair value, end of period	$3,294,315	$93,063	$58,397	$177,727	$48,824	$3,672,326
(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended September 30, 2024, transfers into Level 3 out of Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

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

(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occur. For the period ended September 30, 2023, transfers out of Level 3 and into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The table below presents information with respect to net change in unrealized gains (loss) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
First-lien senior secured debt investments	$10,128	$(519)	$18,156	$7,080
Second-lien senior secured debt investments	1,050	862	(560)	(173)
Unsecured debt investments	188	—	182	—
Preferred equity investments	733	(126)	339	(4,348)
Common equity investments	1,591	657	3,608	938
Total Investments	$13,690	$874	$21,725	$3,497

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

	As of
	September 30, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$2,900,726	Yield Analysis	Market Yield	6.9% - 16.8% (9.8%)	Decrease
	$393,589	Recent Transaction	Transaction Price	98.0% - 100.0% (99.2%)	Increase
Second-lien senior secured debt investments	$93,063	Yield Analysis	Market Yield	10.5% - 15.7% (11.9%)	Decrease
Unsecured debt investments	$58,397	Yield Analysis	Market Yield	10.9% - 14.4% (12.5%)	Decrease
Preferred equity investments	$152,321	Yield Analysis	Market Yield	10.2% - 21.5% (14.3%)	Decrease
	$8,093	Recent Transaction	Transaction Price	100.0%	Increase
	$4,313	Market Approach	EBITDA Multiple	8.4x	Increase
	$13,000	Market Approach	Revenue	16.5x - 21.0x (17.5x)	Increase
Common equity investments	$22,821	Market Approach	Revenue	6.3x - 13.5x (10.7x)	Increase
	$24,185	Market Approach	EBITDA Multiple	8.2x - 30.5x (13.9x)	Increase
	$1,818	Option Pricing Model	Volatility	0.50% - 0.70% (0.51%)	Increase

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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The tables below present the carrying and fair values of the Company’s debt obligations as of the following periods:

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of			As of
	September 30, 2024			December 31, 2023
($ in thousands)	Net Carrying Value(1)	Debt Issuance Costs	Fair Value	Net Carrying Value(1)	Debt Issuance Costs	Fair Value
Revolving Credit Facility	$710,912	$(6,948)	$710,912	$533,638	$(7,772)	$533,638
SPV Asset Facility I	441,867	(3,133)	441,867	545,957	(4,043)	545,957
SPV Asset Facility II	223,045	(1,955)	223,045	(2,333)	(2,333)	(2,333)
SPV Asset Facility III	195,128	(4,872)	195,128	—	—	—
Athena CLO III	267,909	(2,091)	267,909	—	—	—
Series 2023A Notes	99,286	(714)	100,000	98,982	(1,018)	100,000
Series 2023B-A Notes	99,221	(779)	100,000	99,174	(826)	100,000
Series 2023B-B Notes	74,354	(646)	75,000	74,232	(768)	75,000
Total Debt	$2,111,722	$(21,138)	$2,113,861	$1,349,650	$(16,760)	$1,352,262

(1) Carrying values are presented net of debt issuance costs.

The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

	As of
($ in thousands)	September 30, 2024	December 31, 2023
Level 1	$—	$—
Level 2	—	—
Level 3	2,113,861	1,352,262
Total Debt	$2,113,861	$1,352,262

Financial Instruments Not Carried at Fair Value
As of September 30, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short term maturities. These financial instruments would be categorized as Level 3 within the fair value hierarchy.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The Company had the following outstanding commitments to fund investments in current portfolio companies as of the following periods:

		As of
Portfolio Company	Investment	September 30, 2024	December 31, 2023
($ in thousands)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	$3,011	$2,408
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-draw term loan	7,006	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-draw term loan	15,231	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-currency revolving loan	9,220	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	5,509	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	3,443	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	4,010	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	4,064	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	3,112	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	—	762
Amerilife Holdings LLC	First lien senior secured delayed draw term loan	—	3,820
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273	2,273
Anaplan, Inc.	First lien senior secured revolving loan	6,481	6,481
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	6,550	10,587
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	2,688	—
Appfire Technologies, LLC	First lien senior secured revolving loan	1,633	1,260
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	3,970	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	2,913	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	2,703	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	537	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	1,393	—
Associations, Inc.	First lien senior secured revolving loan	4,115	—
Associations, Inc.	First lien senior secured delayed draw term loan	5,136	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR term loan	—	14,005
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK term loan	—	14,656
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	—	1,556
Avalara, Inc.	First lien senior secured revolving loan	2,273	2,273
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	6,413	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	2,850	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	1,594	2,866
Bamboo US BidCo LLC	First lien senior secured revolving loan	4,103	4,103
BTRS Holdings Inc.. (dba Billtrust)	First lien senior secured delayed draw term loan	25	100
BTRS Holdings Inc.. (dba Billtrust)	First lien senior secured revolving loan	154	185
Certinia, Inc.	First lien senior secured revolving loan	5,882	5,882
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	—	750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	—	375
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	22,991	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	70
Coupa Holdings, LLC	First lien senior secured revolving loan	54	54
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	3,806	—

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

		As of
Portfolio Company	Investment	September 30, 2024	December 31, 2023
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	2,239	—
Cresset Capital Management, LLC	First lien senior secured revolving loan	1,119	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	9,434	9,434
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	2,912	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	7,280	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	91
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	430	344
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	2,557	—
Entrata, Inc.	First lien senior secured revolving loan	3,941	3,941
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	1,896	1,896
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2,164	—
Finastra USA, Inc.	First lien senior secured revolving loan	3,364	4,608
Forescout Technologies, Inc.	First lien senior secured revolving loan	176	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	10	145
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	7	93
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	370	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	93	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	37	37
Galway Borrower LLC	First lien senior secured delayed draw term loan	6,217	—
Galway Borrower LLC	First lien senior secured revolving loan	578	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,391	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secred delayed draw term loan	—	7,600
Granicus, Inc.	First lien senior secured revolving loan	1,645	—
Hyland Software, Inc.	First lien senior secured revolving loan	1,919	1,919
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1,957	—
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	—	3,127
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,482	2,382
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	4,485	4,485
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	2,050	3,203
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	1,780	12,716
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	5,934	5,934
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	4,567
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	10,278	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	—	1,135
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,152	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	897	757
Invoalon Holdings, Inc.	First lien senior secured delayed draw term loan	—	1,350
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	3,986	7,429
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	1,324	—
Kaseya Inc.	First lien senior secured delayed draw term loan	3,013	3,803
Kaseya Inc.	First lien senior secured revolving loan	3,038	3,038
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	5,141	4,112
Litera Bidco LLC	First lien senior secured delayed draw term loan	5,994	—

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

		As of
Portfolio Company	Investment	September 30, 2024	December 31, 2023
Litera Bidco LLC	First lien senior secured delayed draw term loan	4,709	—
Litera Bidco LLC	First lien senior secured revolving loan	2,680	—
LSI Financing 1 DAC	Series 6 Notes	2,455	—
LSI Financing 1 DAC	Series 5 Notes	96	—
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	5,806	5,806
ManTech International Corporation	First lien senior secured delayed draw term loan	6,698	6,698
ManTech International Corporation	First lien senior secured revolving loan	5,590	5,590
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	1,695	791
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	9,006	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	5,540	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2,846	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	4,268	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	4,118	4,118
Omnia Partners, LLC	First lien senior secured delayed draw term loan	—	172
OneOncology, LLC	First lien senior secured delayed draw term loan	3,679	—
OneOncology, LLC	First lien senior secured delayed draw term loan	—	5,357
OneOncology, LLC	First lien senior secured revolving loan	2,857	2,857
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	534	534
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	—	954
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	3,057	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	1,345	—
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	2,471	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	5,120	5,120
PetVet Care Centers, LLC	First lien senior secured revolving loan	5,373	5,373
Phantom Purchaser, Inc.	First lien senior secured revolving loan	1,140	—
Ping Identity Holding Corp.	First lien senior secured revolving loan	3,481	2,182
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	252	4,412
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	832	1,260
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	8,248	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	10,824	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	3,750	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	6,725	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	5,888	—
Relativity ODA LLC	First lien senior secured revolving loan	3,854	—
Rubrik, Inc.	First lien senior secured delayed draw term loan	1,171	5,876
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	10,896	10,896
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	7,734	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	7,734	—
Securonix, Inc.	First lien senior secured revolving loan	3,479	3,559
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	871	917
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	110	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	483	—
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	10,364	—
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	8,061	—
SimpliSafe Holding Corporation	First lien senor secured delayed draw term loan	—	5,658

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

		As of
Portfolio Company	Investment	September 30, 2024	December 31, 2023
Smarsh Inc.	First lien senior secured delayed draw term loan	3,333	3,333
Smarsh Inc.	First lien senior secured revolving loan	267	267
Talon MidCo 2 Limited	First lien senior secured delayed draw term loan	—	145
Talon MidCo 2 Limited	First lien senior secured revolving loan	1,369	1,369
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071	1,071
Troon Golf, LLC	First lien senior secured delayed draw term loan	3,124	—
Troon Golf, LLC	First lien senior secured revolving loan	1,562	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	2,016	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	8,845	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	2,658	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	1,038	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured loan	33,745	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured delayed draw term loan	2,911	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	5,823	—
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	350	350
Zendesk, Inc.	First lien senior secured delayed draw term loan	14,633	14,633
Zendesk, Inc.	First lien senior secured revolving loan	6,026	6,026
Total Unfunded Portfolio Company Commitments		$516,205	$267,936
As of September 30, 2024, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The table below presents the total amount of organization and offering costs, inclusive of organization and offering costs deferred under the expense deferral agreement, incurred by the Adviser and its affiliates since inception and charged to the Company as of the following dates:

	As of
	September 30, 2024	December 31, 2023
($ in thousands)
Organizational and Offering Costs incurred by the Adviser	$4,761	$4,586
Organizational and Offering Costs charged to the Company	$2,842	$205
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
The table below presents the total amount of organization and offering costs incurred by the Adviser and its affiliates and charged to the Company for the following periods:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024	For the period from June 22, 2021 (Inception) to September 30, 2023
($ in thousands)
Organizational and Offering Costs incurred by the Adviser	$24	$175	$4,586
Organizational and Offering Costs charged to the Company	$592	$2,637	$—

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
The table below presents the total amount of expenses incurred by the Adviser under the Expense Deferral Agreement as of the following periods:

	As of
	September 30, 2024	December 31, 2023
($ in thousands)
Expenses incurred by the Adviser	$7,679	$7,679
Organizational and Offering Costs incurred by the Adviser	4,299	4,299
Total Expenses incurred by the Adviser	$11,978	$11,978

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
The table below presents the amounts the number of installments and the amount the Company became obligated to reimburse the Adviser for the following periods:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
($ in thousands)
Number of installments met by the Company	3	13

Expenses reimbursed to the Adviser	$1,428	$6,189
Organizational and Offering costs reimbursed to the Adviser	568	2,462
Total Expenses reimbursed to the Adviser	$1,996	$8,651
As of September 30, 2024 and December 31, 2023, the total remaining expenses under the expense deferral agreement were $2.7 million and $11.3 million, respectively, which represents the equivalent of four and seventeen remaining installments, respectively. As of September 30, 2024, Net Subscriptions received from the sale of the Company's common shares were $2.8 billion. See Note 3 “Agreements and Related Party Transactions.”
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
Prior to such time as the Company satisfied the Warehouse Conditions, its obligations under the purchase agreements were guaranteed by an affiliate of the Adviser. On May 10, 2022, conditions under the purchase agreement with Macquarie were met and the Company was obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of June 8, 2022, the Company settled the 4 warehouse investments that the Financing Providers purchased having an aggregate funded principal of $129.2 million and aggregate cost of $127.0 million. As of September 30, 2024, there were no purchase agreements outstanding with the Financing Providers.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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
The tables below present transactions with respect to shares of the Company’s common stock for the following periods:

	For the Three Months Ended September 30, 2024
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	9,433,245	$98,959	73,826	$770	3,066,630	$31,981	12,573,701	$131,710
Shares/gross proceeds from the private placements	—	—	—	—	16,648,558	173,650	16,648,558	173,650
Reinvestment of distributions	723,371	7,545	9,394	98	2,042,927	21,304	2,775,692	28,947
Repurchased shares	(939,242)	(9,797)	(2,726)	(28)	(5,988,126)	(62,456)	(6,930,094)	(72,281)
Total shares/gross proceeds	9,217,374	96,707	80,494	840	15,769,989	164,479	25,067,857	262,026
Sales load	—	(580)	—	—	—	—	—	(580)
Total shares/net proceeds	9,217,374	$96,127	80,494	$840	15,769,989	$164,479	25,067,857	$261,446

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	For the Nine Months Ended September 30, 2024
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	25,612,031	$268,485	148,020	$1,544	10,983,102	$114,596	36,743,153	$384,625
Shares/gross proceeds from the private placements	—	—	—	—	65,413,174	682,403	65,413,174	682,403
Share transfer between classes(1)	(794,705)	(8,267)	(1,310,646)	(13,605)	2,105,351	21,872	—	—
Reinvestment of distributions	1,806,374	18,833	34,399	357	5,156,590	53,760	6,997,363	72,950
Repurchased shares	(2,205,444)	(22,994)	(18,965)	(197)	(9,760,679)	(101,792)	(11,985,088)	(124,983)
Total shares/gross proceeds	24,418,256	256,057	(1,147,192)	(11,901)	73,897,538	770,839	97,168,602	1,014,995
Sales load	—	(1,381)	—	—	—	—	—	(1,381)
Total shares/net proceeds	24,418,256	$254,676	(1,147,192)	$(11,901)	73,897,538	$770,839	97,168,602	$1,013,614

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
The changes to the Company’s offering price per share since the commencement of the Company’s initial continuous public offering and associated effective dates of such changes were as follows:

For the Three and Nine Months Ended September 30, 2024
	S			D			I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2024	$10.38	$—	$10.38	$10.38	$—	$10.38	$10.38	$—	$10.38
February 1, 2024	$10.39	$—	$10.39	$10.39	$—	$10.39	$10.39	$—	$10.39
March 1, 2024	$10.40	$—	$10.40	$10.40	$—	$10.40	$10.40	$—	$10.40
April 1, 2024	$10.44	$—	$10.44	$10.44	$—	$10.44	$10.44	$—	$10.44
May 1, 2024	$10.45	$—	$10.45	$10.45	$—	$10.45	$10.45	$—	$10.45
June 3, 2024	$10.47	$—	$10.47	$10.47	$—	$10.47	$10.47	$—	$10.47
July 1, 2024	$10.42	$—	$10.42	$10.42	$—	$10.42	$10.42	$—	$10.42
August 1, 2024	$10.43	$—	$10.43	$10.43	$—	$10.43	$10.43	$—	$10.43
September 3, 2024	$10.44	$—	$10.44	$10.44	$—	$10.44	$10.44	$—	$10.44
(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2) Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

For the Three and Nine Months Ended September 30, 2023
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Distributions
The Board intends to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.
The tables below present cash distributions per share that were recorded for the following periods:

For the Three and Nine Months Ended September 30, 2024
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 20, 2023	January 31, 2024	February 23, 2024	$0.074775	$2,870	$92	$10,742
February 21, 2024	February 29, 2024	March 22, 2024	0.074775	3,035	95	11,459
February 21, 2024	March 29, 2024	April 23, 2024	0.074775	3,126	95	11,897
February 21, 2024	March 29, 2024	April 23, 2024	0.030000	1,394	39	4,773
February 21, 2024	April 30, 2024	May 22, 2024	0.074775	3,379	97	13,017
May 7, 2024	May 31, 2024	June 26, 2024	0.074775	3,579	97	13,714
May 7, 2024	June 28, 2024	July 24, 2024	0.074775	3,752	98	14,677
May 7, 2024	June 28, 2024	July 24, 2024	0.030000	1,671	40	5,889
May 7, 2024	July 31, 2024	August 22, 2024	0.074775	4,006	98	15,253
August 6, 2024	August 30, 2024	September 25, 2024	0.074775	4,245	103	15,741
August 6, 2024	September 30, 2024	October 24, 2024	0.074775	4,376	103	15,857
August 6, 2024	September 30, 2024	October 24, 2024	0.030000	1,948	43	6,362
		Total	$0.762975	$37,381	$1,000	$139,381
(1) On August 6, 2024, the Company’s board of directors declared a distribution of $0.074775 per share, payable on or before November 29, 2024 to shareholders of record as of October 31, 2024.
(2) Distributions per share are gross of shareholder servicing fees.
(3) Distribution amounts are net of shareholder servicing fees.

For the Three and Nine Months Ended September 30, 2023
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 22, 2022	January 31, 2023	February 24, 2023	$0.075000	$1,010	$19	$6,766
January 25, 2023	January 31, 2023	February 24, 2023	0.074775	909	19	6,746
February 21, 2023	February 28, 2023	March 23, 2023	0.074775	1,019	27	7,110
March 22, 2023	March 31, 2023	April 26, 2023	0.074775	1,137	38	7,193
April 25, 2023	April 30, 2023	May 23, 2023	0.074775	1,296	45	7,464
May 22, 2023	May 31, 2023	June 26, 2023	0.074775	1,441	53	7,737
June 23, 2023	June 30, 2023	July 26, 2023	0.074775	1,702	83	7,916
June 23, 2023	July 31, 2023	August 22, 2023	0.074775	1,878	119	8,364
August 8, 2023	August 31, 2023	September 26, 2023	0.074775	1,999	138	8,893
August 8, 2023	September 29, 2023	October 26, 2023	0.074775	2,333	151	9,116
		Total	$0.747975	$14,724	$692	$77,305
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
The Company may fund its cash distributions to shareholders from any source of funds available to it, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment. In no event, however, will funds be advanced or borrowed for the purpose of distributions, if the amount of such distributions would exceed the Company's accrued and received revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs. Prior to the termination of the Expense Support Agreement on March 7, 2023, a portion of the Company's distributions resulted from expense support from the Adviser. The purpose of this arrangement was to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes.
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
The tables below presents the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock for the following periods:

	For the Nine Months Ended September 30, 2024
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.794608	$188,391	106.0%
Net realized gain (loss) on investments	0.010161	2,829	1.6%
Distributions in excess of net investment income/(undistributed net investment income)	(0.041794)	(13,458)	(7.6)%
Total	$0.762975	$177,762	100.0%
(1) Distributions per share are gross of shareholder servicing fees.
(2) Data in this table is presented on a consolidated basis. Refer to Note 11 “Financial Highlights” for amounts by share class.

	For the Nine Months Ended September 30, 2023
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.84015	$108,443	117.0%
Net realized gain (loss) on investments	0.00365	579	0.6%
Distributions in excess of net investment income/(undistributed net investment income)	(0.09583)	(16,301)	(17.6)%
Total	$0.74798	$92,721	100.0%
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The tables below presents the share repurchase activity of the Company:

For the Three and Nine Months Ended, September 30, 2024
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 27, 2024	I	March 29, 2024	$13,250	$10.44	1,269,118
February 27, 2024	S	March 29, 2024	1,958	$10.44	187,558
May 23, 2024	I	June 28, 2024	26,086	$10.42	2,503,435
May 23, 2024	S	June 28, 2024	11,239	$10.42	1,078,644
May 23, 2024	D	June 28, 2024	169	$10.42	16,239
August 26, 2024	I	September 30, 2024	62,456	$10.43	5,988,126
August 26, 2024	S	September 30, 2024	9,797	$10.43	939,242
August 26, 2024	D	September 30, 2024	28	$10.43	2,726
Total			$124,983		11,985,088

For the Three and Nine Months Ended September 30, 2023
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 28, 2023	I	March 31, 2023	$35,173	$10.12	3,475,640
February 28, 2023	S	March 31, 2023	965	$10.12	95,317
May 25, 2023	I	June 30, 2023	20,802	$10.14	2,051,539
May 25, 2023	S	June 30, 2023	1,425	$10.14	140,508
May 25, 2023	D	June 30, 2023	50	$10.14	4,926
August 24, 2023	I	September 29, 2023	39,093	$10.28	3,802,783
August 24, 2023	S	September 29, 2023	581	$10.28	56,519
August 24, 2023	D	September 29, 2023	52	$10.28	5,090
Total			$98,141		9,632,322

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 9. Earnings Per Share
The tables below presents the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended September 30,
	2024			2023
($ in thousands, except per share amounts)	Class S	Class D	Class I	Class S	Class D	Class I
Increase (decrease) in net assets resulting from operations	$14,892	$357	$54,601	$10,228	$651	$41,984
Weighted average shares of common stock outstanding—basic and diluted	62,568,308	1,397,480	210,057,159	30,511,662	1,853,209	118,352,286
Earnings (loss) per common share—basic and diluted	$0.24	$0.26	$0.26	$0.34	$0.35	$0.35

	For the Nine Months Ended September 30,
	2024			2023
($ in thousands, except per share amounts)	Class S	Class D	Class I	Class S	Class D	Class I
Increase (decrease) in net assets resulting from operations	$39,433	$1,067	$146,267	$20,249	$971	$102,971
Weighted average shares of common stock outstanding—basic and diluted	53,444,982	1,353,150	182,288,651	22,510,211	1,026,228	105,538,966
Earnings (loss) per common share—basic and diluted	$0.74	$0.79	$0.80	$0.90	$0.95	$0.98

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
For the three and nine months ended September 30, 2024, the Company recorded $0.2 million and $0.4 million of U.S. federal excise tax expense, respectively. For the three and nine months ended September 30, 2023, the Company recorded $0.2 million and $0.2 million of U.S. federal excise tax, respectively.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Nine Months Ended September 30,
	2024			2023
($ in thousands, except share and per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Per share data:
Net asset value, at beginning of period	$10.38	$10.38	$10.38	$10.02	$10.02	$10.02
Results of operations:
Net investment income(1)	0.75	0.79	0.81	0.79	0.83	0.85
Net realized and unrealized gain (loss)(2)	—	—	—	0.15	0.16	0.16
Net increase (decrease) in net assets resulting from operations	0.75	0.79	0.81	0.94	0.99	1.01
Shareholder distributions:
Distributions from net investment income(3)	(0.70)	(0.74)	(0.76)	(0.68)	(0.73)	(0.75)
Distributions from net realized gains(7)	—	—	—	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(0.70)	(0.74)	(0.76)	(0.68)	(0.73)	(0.75)
Total increase (decrease) in net assets	0.05	0.05	0.05	0.26	0.26	0.26
Net asset value, at end of period	$10.43	$10.43	$10.43	$10.28	$10.28	$10.28

Total Return(4)	7.4%	7.9%	8.1%	9.7%	10.2%	10.4%

Ratios
Ratio of net expenses to average net assets(5)(6)	10.7%	10.6%	9.8%	10.3%	10.3%	9.9%
Ratio of net investment income to average net assets(6)	9.9%	10.2%	10.7%	10.7%	11.5%	11.5%
Portfolio turnover rate	33.7%	33.7%	33.7%	3.4%	3.4%	3.4%

Supplemental Data
Weighted-average shares outstanding	53,444,982	1,353,150	182,288,651	22,510,211	1,026,228	105,538,966
Shares outstanding, end of period	64,933,059	1,424,526	212,056,486	34,512,017	2,074,376	121,913,655
Net assets, end of period	$677,261	$14,859	$2,212,102	$354,621	$21,315	$1,252,693
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
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the nine months ended September 30, 2024, the total operating expenses to average net assets were 10.7%, 10.6%, 9.8% for Class S, Class D and Class I common stock, respectively. For the nine months ended September 30, 2023, the total operating expenses to average net assets were 10.3%, 10.3%, 9.9% for Class S, Class D and Class I common stock, respectively.
(6)The ratio reflects an annualized amount for the nine months ended September 30, 2024, and for the nine months ended September 30, 2023, except in the case of non-recurring expenses (e.g. initial organization expenses) and offering expenses, where applicable.
(7)The distributions from net realized gain (loss) on investments per share for the nine months ended September 30, 2024, and 2023, rounds to less than $0.01 per share, respectively.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of these financial statements. There have been no subsequent events to disclose except for the following:
Tech Income Funding II Amendment
On October 10, 2024, Tech Income Funding II, entered into Amendment No. 2 SPV Asset Facility II, in order to, among other things, (i) increase the financing limit under SPV Asset Facility II from $250.0 million to $500.0 million, (ii) replace Alter Domus as collateral custodian with State Street, (iii) extend the end of the reinvestment period from May 31, 2026 to October 10, 2027, (iv) extend the final maturity date from May 31, 2028 to October 10, 2029 and (v) change the applicable margin from 3.05% to a range of 1.60% to 2.35%, depending on collateral.
Revolving Credit Facility Amendment
On October 21, 2024, parties to the Revolving Credit Facility entered into the Third Amendment to the Revolving Credit Facility, in order to, among other things, (i) extend the revolver availability period from November 2027 to October 2028, (ii) extend the scheduled maturity date from November 2028 to October 2029, (iii) increase the total facility amount from $975.0 million to $1.0 billion, (iv) reduce the unused fee from 0.375% to 0.350% on undrawn amounts under the Revolving Credit Facility, (v) reduce the applicable margin (a) with respect to amounts drawn under the Revolving Credit Facility in U.S. dollars bearing interest at the alternative base rate, 1.00% to 0.875% per annum, (b) with respect to amounts drawn under the Revolving Credit Facility in U.S. dollars bearing interest at term SOFR, from 2.00% to 1.875% per annum, and (c) with respect to amounts drawn under the Revolving Credit Facility in other permitted currencies, from 2.00% to 1.875% per annum and (vi) resets the minimum shareholders’ equity test.
Tech Income Funding I Amendment
On October 24, 2024, Tech Income Funding I, entered into Amendment No. 2 to the SPV Asset Facility I, in order to, among other things, (i) replace Alter Domus with State Street Bank as the collateral custodian, (ii) extend the reinvestment period through May 6, 2027 and the maturity date to May 6, 2029, (iii) reduce the spread from 2.75% to 2.40%, (iv) amend the definition of minimum spread payment and (v) added the BSL rebate to be paid to Tech Income Funding I. The Amendment also amended the definition of value adjustment event.
Distribution
On November 5, 2024, our Board declared a distribution of $0.074775 per share, payable on or before December 31, 2024 to the shareholders of record as of November 29, 2024, a distribution of $0.074775 per share, payable on or before January 31, 2025 to the shareholders of record as of December 31, 2024, a distribution of $0.074775 per share, payable on or before February 28, 2025 to the shareholders of record as of January 31, 2025 and a special distribution of $0.030000 per share, payable on or before January 31, 2025 to the shareholders of record as of December 31, 2024.
Equity Raise Proceeds
As of November 7, 2024, the Company has issued approximately 66.8 million shares of its Class S common stock, approximately 228.4 million shares of its Class I common stock and approximately 2.8 million shares of its Class D common stock and has raised total gross proceeds of approximately $688.1 million, $2.3 billion, and $28.1 million, respectively, including seed capital of $1,000 contributed by its Adviser in September 2021 and approximately $50.0 million in gross proceeds raised from entities affiliated with the Adviser. In addition, the Company has received $63.6 million in subscription payments which the Company accepted on November 5, 2024, which are pending the Company’s determination of the net asset value per share applicable to such purchase.

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
Overview
Blue Owl Technology Income Corp. (the “Company”, “we”, “us”, or “our”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Formed as a Maryland corporation on June 22, 2021, we were advised by Blue Owl Technology Credit Advisors LLC (“OTCA”) from October 1, 2021 to November 30, 2021. As of November 30, 2021, we are advised by Blue Owl Technology Credit Advisors II LLC (our “Adviser”or “OTCA II”). The Adviser is registered as an investment adviser with the Securities and Exchange Commission (“SEC”). We have elected to be treated as a regulated investment company “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. On December 9, 2021, we formed a wholly-owned subsidiary, OR Tech Lending IC LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Tech Lending IC LLC makes loans to borrowers headquarter in California. From time to time we may form wholly-owned subsidiaries to facilitate the normal course of business.
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
On September 30, 2021, an affiliate of the Adviser (“the Initial Shareholder”) purchased 100 shares of our Class I common stock at $10.00 per share, which represents the initial public offering price of such shares. The Initial Shareholder will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue its role. On October 6, 2021, we received a subscription agreement, totaling $50.0 million for the purchase of Class I common shares of our common stock from entities affiliated with the Adviser. We had called all of the $50.0 million under the subscription agreement as of September 30, 2024.
Since meeting the minimum offering requirement and commencing our continuous public offering through September 30, 2024, we have issued 65,266,805 shares of Class S common stock, 2,689,500 shares of Class D common stock, and 27,897,420 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $671.8 million, $27.4 million, and $284.9 million, respectively, including $1,000 of seed capital contributed by its Initial Shareholder. We have issued 196,998,884 shares of our Class I common stock to feeder vehicles primarily created to hold our Class I shares in a Private Offering and raised gross proceeds of approximately $2.0 billion.
Our Adviser also serves as investment adviser to Blue Owl Technology Finance Corp. II.
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity positions in and providing debt financing to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate credit. Blue Owl’s Credit platform is comprised of the Adviser, OTCA, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”), and Blue Owl Credit Private Fund Advisors LLC (“OPFA”

and together with the Adviser, OCA, ODCA and OTCA, the “Blue Owl Credit Advisers”), which are also investment advisers. As of September 30, 2024, the Adviser and its affiliates had $128.4 billion in assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Technology Lending Investment Committee. The Investment Team is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s investment committees. Blue Owl’s Credit platform has four investment committees each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Technology Lending Investment Committee is comprised of Erik Bissonnette, Pravin Vazirani and Jon ten Oever. We consider the individuals on the Technology Lending Investment Committee to be our portfolio managers. The Investment Team, under the Technology Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
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
Our Investment Framework

We are a Maryland corporation organized primarily to originate and make debt and equity investments in, technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity or equity-linked investments. We may hold our investments directly or through special purpose vehicles. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser's affiliates began investment activities in April 2016 through September 30, 2024, the Blue Owl Credit Advisers have originated $128.7 billion of aggregate principal amount of investments across multiple industries, of which $124.9 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
We invest at least 80% of the value of our total assets in “technology-related” companies. We define technology related companies as those that operate in the technology industry or sector, or those that are developing or offering goods to businesses and consumers which utilize scientific knowledge, include techniques, skills, methods, devices and processes to solve problems. We specifically focus on software and enterprise software companies within the technology and technology-related universe of companies. We invest in a broad range of established and high growth technology-related companies with a focus on enterprise software companies that are capitalizing on the large and growing demand for enterprise software products and services. These companies use technology extensively to improve business processes, applications and opportunities or seek to grow through technological developments and innovations. These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet and digital media.
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

We target portfolio companies where we can structure larger transactions. As of September 30, 2024, our average investment size in each of our portfolio companies was approximately $29.1 million based on fair value. As of September 30, 2024, investments we classify as traditional financing, excluding the investment in Blue Owl Credit SLF LLC (“Credit SLF”) and certain investments that fall outside of our typical borrower profile, represented 93.9% of our total portfolio based on fair value and these portfolio companies had a weighted average annual revenue of $1.3 billion, a weighted average annual EBITDA of $0.4 billion and a weighted average enterprise value of $6.4 billion. As of September 30, 2024, investments we classify as growth capital represented 5.5% of our total portfolio based on fair value and these portfolio companies had a weighted average annual revenue of $1.8 billion and weighted average enterprise value of $11.4 billion.
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
Key Components of Our Results of Operations

Investments
We focus primarily on originating and making debt and equity investments in technology-related (specifically software) companies based primarily in the United States.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2024, 99.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
On May 9, 2023, the Company and the Adviser amended the Expense Deferral Agreement to provide that the Adviser's obligation to incur and pay the Company’s expenses would cease as of April 30, 2023, and that the Company would repay the expenses previously incurred by the Adviser on the Company’s behalf in eighteen equal installments, upon meeting specified conditions. The first installment became an obligation of the Company on December 1, 2023, when the Company reached $1.75 billion in Net Subscriptions received from the sale of the Company’s common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75.0 million in Net Subscriptions received from the sale of the Company’s common shares thereafter. The Company recorded $2.0 million and $8.7 million of expenses, of which $0.6 million and $2.5 million related to organization and offering costs, for the three and nine months ended September 30, 2024, respectively.
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
Leverage
The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. On September 30, 2021, we received shareholder approval that allowed us to reduce our asset coverage ratio from 200% to 150%, effective as of October 1, 2021. As a result, we generally are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 150% immediately after each such issuance. This reduced asset coverage ratio permits us to double the amount of leverage we can incur. For example, under a 150% asset coverage ratio we may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio we may only borrow $1 for investment purposes for every $1 of investor equity. Our current target leverage ratio is 0.90x-1.25x.
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
Limited Availability of Capital for Technology, Specifically Enterprise Software, Companies. We believe that technology companies have limited access to capital, driven by a lack of dedicated pools of capital focused on technology companies and a reduction in activity from commercial and investment banks as a result of regulatory and structural factors, industry consolidation and general risk aversion. Traditional lenders, such as commercial and investment banks, generally do not have flexible product offerings that meet the needs of technology-related companies. In recent years, many commercial and investment banks have focused their efforts and resources on lending to large corporate clients and managing capital markets transactions rather than lending to technology-related companies. In addition, these lenders may be constrained in their ability to underwrite and hold loans and high yield securities, as well as their ability to provide equity financing, as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of scaled market participants that are willing to provide and hold meaningful amounts of a customized financing solution for technology companies. As a result, we believe our focus on technology-related companies and our ability to invest across the capital structure, coupled with a limited supply of capital providers, presents an attractive opportunity to invest in technology companies.
Capital Markets Have Been Unable to Fill the Void Left by Banks. Access to the underwritten bond and syndicated loan markets is challenging for many technology companies due to loan size and liquidity. For example. high yield bonds are generally purchased by institutional investors such as mutual funds and exchange traded funds (“ETFs”) who, among other things, are highly focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision.
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
Secular Trends Supporting Growth for Private Credit. According to Gartner, a research and advisory company, global technology spend was $4.7 trillion in 2023 and is expected to grow to more than $5.1 trillion in 2024. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2023, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
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
Compelling Business Models. We believe that the products and services that technology companies with a focus on enterprise software provide often have high switching costs and are fundamental to the operations and success of their customers. We generally invest in dominant or growing players in niche markets that are selling products to established customer bases. As a result, technology companies with a focus on enterprise software have attributes that make them compelling investments, including strong customer retention rates, and highly recurring and predictable revenue. Further, technology companies with a focus on enterprise software are typically highly capital efficient, with limited capital expenditures and high free cash flow conversion. In addition, the replicable nature of technology products, specifically enterprise software, creates substantial operating leverage which typically results in strong profitability.
We believe that enterprise software businesses make compelling investments because they are inherently diversified into a variety of sectors due to end market applications and have been one of the more defensive sectors throughout economic cycles.
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
We believe that opportunities in the equity of technology companies are significant because of the potential to generate meaningful capital appreciation by participating in the growth in the portfolio company and the demand for its products and services. Moreover, we believe that the high-growth profile of a technology company will generally make it a more attractive candidate for a liquidity event than a company in a non-high growth industry. We believe the technology investment lending environment provides opportunities for us to meet our goal of making investments that generate an attractive total return based on a combination of the foregoing factors
Portfolio and Investment Activity
On March 21, 2022, the Board approved multiple purchase agreements with Macquarie US Trading LLC (“Macquarie”) and certain of its affiliates (each, a “Financing Provider” and collectively, the “Financing Providers”). Under the purchase agreements, the Company had forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Providers, each of whom was obligated to settle the sale of such investments subject to the following conditions: (a) the Company received a minimum of $450.0 million of subscriptions; and (b) the Board approved the purchase of the specific Warehouse Investments. As of May 10, 2022, conditions under the purchase agreement were met and we became obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of September 30, 2024, the Company settled its required obligations under the purchase agreements.
As of September 30, 2024, based on fair value, our portfolio consisted of 90.0% first lien senior debt investments (of which 42.4% we consider to be unitranche debt investments (including “last out” portions of such loans)), 4.2% second lien senior secured debt investments, 1.2% unsecured debt investments, 3.6%, preferred equity investments, 1.0% common equity investments. As of September 30, 2024, our investment in joint ventures is insignificant.
As of September 30, 2024, our weighted average total yield of the portfolio at fair value and amortized cost was 10.5% and 10.6%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 10.7% and 10.7%, respectively. As of September 30, 2024, the weighted average spread of total debt investments was 5.3%.
As of September 30, 2024, we had investments in 171 portfolio companies with an aggregate fair value of $5.0 billion. As of September 30, 2024, we had net leverage of 0.70x debt-to-equity.
In the current lending environment, public loan markets have remained active while merger and acquisition activity remains below historical levels; however, our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations. In addition, a large portion of our originations across the platform this quarter were deployed into existing borrowers as part of add-on transactions.
The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service-oriented sectors such as software and healthcare, all of which serve diversified and durable end markets. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers that we classify as traditional financing, which exclude certain investments that fall outside of our typical borrower profile, have a weighted average EBITDA of $394.7 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection.
Many of the companies in which we invest are continuing to see solid demand with modest growth in both revenues and EBITDA. However, in the event of further geopolitical, economic and financial market instability, in the U.S. and elsewhere, it is possible that the results of some of the middle-market companies similar to those in which we invest could be challenged. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We also continue to invest in Credit SLF and specialty financing portfolio companies, including LSI Financing DAC 1 (“LSI Financing”). These companies may use our capital to support acquisitions which could continue to lead to increased dividend income across well-diversified underlying portfolios. In the future we may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. See “Specialty Financing Portfolio Companies.”
The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended September 30,
($ in thousands)	2024	2023
New investment commitments
Gross originations	$903,131	$632,311
Less: Sell downs	—	(7,313)
Total new investment commitments	$903,131	$624,998
Principal amount of investments funded:
First-lien senior secured debt investments	$837,069	$548,985
Second-lien senior secured debt investments	3,750	7,572
Unsecured debt investments	—	—
Preferred equity investments	6,364	—
Common equity investments	46	7,500
Joint ventures	2,188	—
Total principal amount of investments funded	$849,417	$564,057
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(255,662)	$(21,176)
Second-lien senior secured debt investments	(17,647)	(7,187)
Unsecured debt investments	—	—
Preferred equity investments	(50,076)	(11,800)
Common equity investments	—	—
Total principal amount of investments sold or repaid	$(323,385)	$(40,163)

Number of new investment commitments in new portfolio companies(1)	29	29
Average new investment commitment amount in new portfolio companies(1)	$28,742	$19,397
Weighted average term for new debt investment commitments (in years)	6.0	5.8
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—%	—%
Weighted average interest rate of new debt investment commitments(2)	9.4%	11.3%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	4.8%	5.9%
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.59% as of September 30, 2024 and 5.40%, as of September 30, 2023, respectively.

The table below presents our investments at amortized cost and fair value as of the following periods:

	As of		As of
	September 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$4,452,817	$4,479,943	$2,731,855	$2,750,873
Second-lien senior secured debt investments	217,377	208,561	244,033	240,627
Unsecured debt investments	61,215	61,534	—	—
Preferred equity investments(2)	179,296	177,727	208,036	211,797
Common equity investments	42,476	48,824	40,704	43,444
Joint Ventures(3)	2,189	2,187	—	—
Total Investments	$4,955,370	$4,978,776	$3,224,628	$3,246,741
(1) 42.4% and 39.0% of which we consider unitranche loans as of September 30, 2024 and December 31, 2023, respectively.
(2) Includes equity investment in LSI Financing.
(3) Includes equity investment in Credit SLF.

We use GICs for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of
	September 30, 2024	December 31, 2023
Aerospace & Defense	1.2%	1.8%
Application Software	12.9%	12.9%
Banks	1.3%	1.9%
Beverages	0.8%	1.5%
Buildings & Real Estate	1.8%	0.6%
Building Products	0.1%	0.3%
Capital Markets	0.2%	—%
Commercial Services & Supplies	3.2%	3.8%
Construction & Engineering	0.5%	0.5%
Consumer Finance	0.7%	—%
Containers & Packaging	0.9%	0.8%
Diversified Consumer Services	2.9%	1.2%
Diversified Financial Services	6.0%	2.8%
Diversified Telecommunication Services	0.3%	—%
Energy Equipment & Services	—%	0.2%
Electrical Equipment	—%	3.1%
Entertainment	1.4%	—%
Equity Real Estate Investment Trusts (REITs)	1.0%	—%
Food & Staples Retailing	3.2%	4.5%
Health Care Equipment & Supplies	2.2%	1.9%
Health Care Providers & Services	4.2%	5.2%
Health Care Technology	12.9%	11.4%
Hotels, Restaurants & Leisure	1.0%	—%
Industrial Conglomerates	0.7%	—%
Insurance	7.3%	6.3%
Internet & Direct Marketing Retail	0.6%	—%
IT Services	4.3%	6.0%
Joint Ventures(2)(3)	—%	—%
Life Sciences Tools & Services	1.4%	1.8%
Machinery	0.4%	0.5%
Media	0.7%	—%
Multiline Retail	0.3%	—%
Pharmaceuticals(1)	0.8%	0.8%
Professional Services	6.8%	3.9%
Real Estate Management & Development	1.6%	2.3%
Specialty Retail	0.2%	—%
Systems Software	16.0%	24.0%
Water Utilities	0.2%	—%
Total	100.0%	100.0%
(1) Includes equity investment in LSI Financing.
(2) Includes equity investment in Credit SLF.
(3) As of September 30, 2024, our investment in Joint Ventures is insignificant.

We classify the industries of our portfolio companies be end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.
The table below presents investments by geographic composition based on fair value as of the following periods:

	As of
	September 30, 2024	December 31, 2023
United States:
Midwest	18.5%	17.1%
Northeast	15.5%	19.1%
South	30.7%	26.8%
West	24.0%	26.2%
Canada	3.0%	3.4%
Germany	0.2%	0.3%
Ireland	0.1%	0.6%
Israel	—%	0.9%
Italy	0.1%	—%
Luxembourg	0.8%	1.2%
New Zealand	0.1%	—%
Norway	0.6%	—%
Spain	0.3%	—%
Sweden	0.7%	—%
Switzerland	0.2%	—%
United Kingdom	5.2%	4.4%
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	As of
	September 30, 2024	December 31, 2023
Weighted average total yield of portfolio	10.5%	11.8%
Weighted average total yield of debt and income producing securities	10.7%	12.0%
Weighted average interest rate of debt securities	10.2%	11.4%
Weighted average spread over base rate of all floating rate investments	5.4%	6.0%
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
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of		As of
	September 30, 2024		December 31, 2023
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$220,159	4.4%	$71,807	2.2%
2	4,639,239	93.2%	3,156,618	97.2%
3	119,378	2.4%	18,316	0.6%
4	—	—%	—	—%
5	—	—%	—	—%
Total	$4,978,776	100.0%	$3,246,741	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	As of		As of
	September 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$4,731,409	100.0%	$2,975,888	100.0%
Non-accrual	—	—%	—	—%
Total	$4,731,409	100.0%	$2,975,888	100.0%
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

Specialty Financing Portfolio Company - LSI Financing

LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment in LSI Financing. As of September 30, 2024 and December 31, 2023, the fair value of our investment in LSI Financing was $13.4 million and $13.0 million, respectively. For the three and nine months ended September 30, 2024, we increased our commitment to LSI Financing by none and $4.3 million, respectively. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.

Joint Venture - Blue Owl Credit SLF LLC

On May 6, 2024 Blue Owl Credit SLF LLC (“Credit SLF”), a Delaware limited liability company, was formed as a joint venture between us, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Capital Corporation III, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II, and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). The Credit SLF Members co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. Our investment in Credit SLF is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that it received from the SEC. We do not consolidate our non-controlling interest in Credit SLF.
Refer to Exhibit 99.1 for the Credit SLF's Supplemental Financial Information.
Results of Operations

The table below presents the operating results for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Total Investment Income	$137,488	$78,994	$369,596	$204,459
Less: Net operating expenses	(67,365)	(36,901)	(180,814)	(95,811)
Net Investment Income (Loss) Before Taxes	70,123	42,093	188,782	108,648
Less: Excise taxes	211	175	391	205
Net Investment Income (Loss) After Taxes	$69,912	$41,918	$188,391	$108,443
Net change in unrealized gain (loss)	(2,956)	10,420	(4,114)	15,301
Net realized gain (loss)	2,894	525	2,490	447
Net Increase (Decrease) in Net Assets Resulting from Operations	$69,850	$52,863	$186,767	$124,191

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
The table below presents investment income for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Interest income	$122,558	$66,714	$326,047	$168,614
PIK interest income	5,708	5,111	16,586	13,021
PIK dividend income	5,038	3,520	14,023	14,888
Dividend Income	2,502	2,539	7,518	5,585
Other income	1,682	1,110	5,422	2,351
Total Investment Income	$137,488	$78,994	$369,596	$204,459
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interest obtained in connection with originated loans, such as options, warrants, or conversion rights.
For the three months ended September 30, 2024 and 2023
Investment income increased by $58.5 million for the three months ended September 30, 2024 primarily due to an increase in interest income as a result of an increase in our investment portfolio which increased from $2.9 billion as of September 30, 2023 to $5.0 billion as of September 30, 2024. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. PIK interest represented approximately 4.2% and 6.5% of investment income for the three months ended September 30, 2024 and 2023, respectively. PIK dividend income represented approximately 3.7% and 4.5% of investment income for the three months ended September 30, 2024 and 2023, respectively. Other income increased by $0.6 million period-over-period due a increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
For nine months ended September 30, 2024 and 2023
Investment income increased by $165.1 million for the nine months ended September 30, 2024, primarily due to an increase in interest income as a result of an increase in our investment portfolio which increased from $2.9 billion as of September 30, 2023 to $5.0 billion as of September 30, 2024. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. PIK interest represented approximately 4.5% and 6.4% of investment income for the nine months ended September 30, 2024, and 2023, respectively. PIK dividend income represented approximately 3.8% and 7.3% of investment income for the nine months ended September 30, 2024, and 2023, respectively. Dividend income increased by $1.9 million period-over-period driven by an increase in our portfolio of dividend income-producing investments. Other income increased by $3.1 million period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses
The table below presents expenses for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Offering costs	$1,065	$31	$3,780	$34
Interest expense	42,641	23,320	111,823	63,785
Management fees	8,421	4,364	21,516	11,285
Capital gains incentive fees	(7)	329	(203)	329
Performance based incentive fees	9,986	6,061	26,884	15,569
Professional fees	1,695	827	5,836	1,433
Directors' fees	367	196	1,285	326
Shareholder servicing fees	1,409	682	3,586	1,481
Other general and administrative	1,788	1,091	6,307	1,569
Total Operating Expenses	$67,365	$36,901	$180,814	$95,811
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the three months ended September 30, 2024 and 2023
Total operating expenses, increased by $30.5 million for three months ended September 30, 2024 due to an increase in interest expense, management fees, performance based incentive fees and other expenses of $19.3 million, $4.1 million, $3.9 million, and $3.5 million, respectively. The increase in total operating expense was partially offset by a reversal in the capital gains incentive fees of $0.3 million due to unrealized depreciation on the portfolio. The increase in interest expense was driven by an increase in average daily borrowings to $2.0 billion from $1.1 billion, coupled with an increase in the average interest rate to 8.3% from 8.1%, period over period. The increase in management fees was driven by growth in the net asset value of the portfolio period-over-period. The increase in incentive fees was due to higher pre-incentive fee net investment income. The increase in offering costs, professional fees, director’s fees and other general and administrative expenses was driven by an amendment to the Expense Deferral Agreement period over period.
For the nine months ended September 30, 2024 and 2023
Total operating expenses, increased by $85.0 million for the nine months ended September 30, 2024 due to an increase in interest expense, management fees, performance based incentive fees and other expenses of $48.0 million, $10.2 million, $11.3 million, and $16.0 million, respectively. The increase in total operating expenses was partially offset by a reversal in the capital gains incentive fees of $0.5 million due to unrealized depreciation on the portfolio. The increase in interest expenses was driven by an increase in average daily borrowings to $1.7 billion from $1.0 billion, coupled with an increase in the average interest rate to 8.4% from 8.0% period over period. The increase in management fees was driven by growth in the net asset value of the portfolio period-over-period. The increase in incentive fees was due to higher pre-incentive fee net investment income period-over-period. The increase in offering costs, professional fees, director’s fees and other general and administrative expenses was driven by an amendment to the Expense Deferral Agreement period over period.
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
For the three and nine months ended September 30, 2024, we recorded $0.2 million and $0.4 million of U.S. federal excise tax expenses, respectively. For the three and nine months ended September 30, 2023, we recorded $0.2 million and $0.2 million of U.S. federal excise tax, respectively.

Net Change in Unrealized Gains (Loss) on Investments
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The table below presents the composition to the net change in unrealized gains (losses) for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net change in unrealized gain (loss) on investments	$(2,989)	$10,355	$(3,714)	$15,228
Net change in translation of assets and liabilities in foreign currencies	33	65	(400)	73
Net Change in Unrealized Gain (Loss)	$(2,956)	$10,420	$(4,114)	$15,301
For the three months ended September 30, 2024 and 2023
The net change in unrealized gain (loss) was primarily driven by a reversal of a prior period unrealized gain that was realized during the period.
The tables below present the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Three Months Ended September 30, 2024	Portfolio Company	For the Three Months Ended September 30, 2023
($ in thousands)		($ in thousands)
Halo Parent Newco, LLC	$2,978	Remaining Portfolio Companies	$4,569
Five Star Lower Holding LLC	1,141	Halo Parent Newco, LLC	2,304
Ivanti Software, Inc.	692	Asurion, LLC	1,550
Level 3 Financing, Inc.	660	Minerva Holdco, Inc.	1,224
Bamboo US BidCo LLC	620	RealPage, Inc.	1,019
Remaining Portfolio Companies	(267)	SailPoint Technologies Holdings, Inc.	847
Covetrus, Inc.	(574)	Covetrus, Inc.	678
Color Intermediate, LLC (dba ClaimsXten)	(635)	Imprivata, Inc.	561
Activate Holdings (US) Corp. (dba Absolute Software)	(937)	Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	(632)
Barracuda Networks, Inc.	(3,257)	Securiti, Inc.	(702)
Picard Holdco, Inc.	(3,410)	Picard Holdco, Inc.	(1,063)
Total	$(2,989)	Total	$10,355

For the nine months ended September 30, 2024 and 2023
The net change in unrealized gain (loss) was primarily driven by a reversal of a prior period unrealized gain that was realized during the period and a decrease in the fair value of our debt investments due to current market conditions, including credit spreads widening.
The tables below present the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Nine Months Ended September 30, 2024		For the Nine Months Ended September 30, 2023
($ in thousands)		($ in thousands)
Remaining Portfolio Companies	$4,521	Remaining Portfolio Companies	$9,460
Blackhawk Network Holdings, Inc.	2,089	Asurion, LLC	3,520
Crewline Buyer, Inc. (dba New Relic)	1,135	Minerva Holdco, Inc.	2,578
Bamboo US BidCo LLC	1,083	SailPoint Technologies Holdings, Inc.	1,645
Delta TopCo, Inc. (dba Infoblox, Inc.)	(1,011)	Fullsteam Operations, LLC	1,241
Covetrus, Inc.	(1,096)	RealPage, Inc.	1,226
Securonix, Inc.	(1,369)	Circana Group, L.P. (fka The NPD Group, L.P.)	1,182
Ivanti Software, Inc.	(1,431)	Delta TopCo, Inc. (dba Infoblox, Inc.)	1,135
RealPage, Inc.	(1,498)	Halo Parent Newco, LLC	(78)
Barracuda Networks, Inc.	(3,014)	Securonix, Inc.	(1,017)
Picard Holdco, Inc.	(3,123)	Picard Holdco, Inc.	(5,664)
Total	$(3,714)		$15,228
Net Realized Gains (Losses) on Investments
The table below presents the change to the realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net realized gain (loss) on investments	$2,829	$581	$2,829	$579
Net realized gain (loss) on foreign currency transactions	65	(56)	(339)	(132)
Net Realized Gain (Loss)	$2,894	$525	$2,490	$447

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
In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material. As of September 30, 2024 and December 31,

2023, our asset coverage ratio was 233.1% and 235.4%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitment we are required to fund. Our current target ratio is 0.90x-1.25x. As of September 30, 2024, our weighted average cost of debt was 8.6%.
As of September 30, 2024, cash, taken together with our available debt capacity is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash need will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future. As of September 30, 2024, we had $429.9 million available under our credit facilities.
As of September 30, 2024, we had $91.1 million in cash. For the nine months ended September 30, 2024, $1.6 billion in cash was used for operating activities, primarily as a result of funding portfolio investments of $2.2 billion offset by sell downs and repayments $0.5 billion of and other operating activity of $0.1 billion. Lastly, cash provided by financing activities was $1.6 billion during the period, which was the result of proceeds from gross borrowings on our credit facilities of $2.5 billion, partially offset by repayments on our credit facilities of $1.7 billion, and $1.1 billion of proceeds from issuance of common shares.
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
The tables below present transactions with respect to shares of our common stock for the following periods:

	For the Three Months Ended September 30, 2024
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	9,433,245	$98,959	73,826	$770	3,066,630	$31,981	12,573,701	$131,710
Shares/gross proceeds from the private placements	—	—	—	—	16,648,558	173,650	16,648,558	173,650
Reinvestment of distributions	723,371	7,545	9,394	98	2,042,927	21,304	2,775,692	28,947
Repurchased shares	(939,242)	(9,797)	(2,726)	(28)	(5,988,126)	(62,456)	(6,930,094)	(72,281)
Total shares/gross proceeds	9,217,374	96,707	80,494	840	15,769,989	164,479	25,067,857	262,026
Sales load	—	(580)	—	—	—	—	—	(580)
Total shares/net proceeds	9,217,374	$96,127	80,494	$840	15,769,989	$164,479	25,067,857	$261,446

	For the Nine Months Ended September 30, 2024
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	25,612,031	$268,485	148,020	$1,544	10,983,102	$114,596	36,743,153	$384,625
Shares/gross proceeds from the private placements	—	—	—	—	65,413,174	682,403	65,413,174	682,403
Share transfer between classes(1)	(794,705)	(8,267)	(1,310,646)	(13,605)	2,105,351	21,872	—	—
Reinvestment of distributions	1,806,374	18,833	34,399	357	5,156,590	53,760	6,997,363	72,950
Repurchased shares	(2,205,444)	(22,994)	(18,965)	(197)	(9,760,679)	(101,792)	(11,985,088)	(124,983)
Total shares/gross proceeds	24,418,256	256,057	(1,147,192)	(11,901)	73,897,538	770,839	97,168,602	1,014,995
Sales load	—	(1,381)	—	—	—	—	—	(1,381)
Total shares/net proceeds	24,418,256	$254,676	(1,147,192)	$(11,901)	73,897,538	$770,839	97,168,602	$1,013,614
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
The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

For the Three and Nine Months Ended September 30, 2024
	S			D			I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2024	$10.38	$—	$10.38	$10.38	$—	$10.38	$10.38	$—	$10.38
February 1, 2024	$10.39	$—	$10.39	$10.39	$—	$10.39	$10.39	$—	$10.39
March 1, 2024	$10.40	$—	$10.40	$10.40	$—	$10.40	$10.40	$—	$10.40
April 1, 2024	$10.44	$—	$10.44	$10.44	$—	$10.44	$10.44	$—	$10.44
May 1, 2024	$10.45	$—	$10.45	$10.45	$—	$10.45	$10.45	$—	$10.45
June 3, 2024	$10.47	$—	$10.47	$10.47	$—	$10.47	$10.47	$—	$10.47
July 1, 2024	$10.42	$—	$10.42	$10.42	$—	$10.42	$10.42	$—	$10.42
August 1, 2024	$10.43	$—	$10.43	$10.43	$—	$10.43	$10.43	$—	$10.43
September 3, 2024	$10.44	$—	$10.44	$10.44	$—	$10.44	$10.44	$—	$10.44
(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2) Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

For the Three and Nine Months Ended September 30, 2023
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
The tables below present cash distributions per share that were declared for the following periods:

For the Three and Nine Months Ended September 30, 2024
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 20, 2023	January 31, 2024	February 23, 2024	$0.074775	$2,870	$92	$10,742
February 21, 2024	February 29, 2024	March 22, 2024	0.074775	3,035	95	11,459
February 21, 2024	March 29, 2024	April 23, 2024	0.074775	3,126	95	11,897
February 21, 2024	March 29, 2024	April 23, 2024	0.030000	1,394	39	4,773
February 21, 2024	April 30, 2024	May 22, 2024	0.074775	3,379	97	13,017
May 7, 2024	May 31, 2024	June 26, 2024	0.074775	3,579	97	13,714
May 7, 2024	June 28, 2024	July 24, 2024	0.074775	3,752	98	14,677
May 7, 2024	June 28, 2024	July 24, 2024	0.030000	1,671	40	5,889
May 7, 2024	July 31, 2024	August 22, 2024	0.074775	4,006	98	15,253
August 6, 2024	August 30, 2024	September 25, 2024	0.074775	4,245	103	15,741
August 6, 2024	September 30, 2024	October 24, 2024	0.074775	4,376	103	15,857
August 6, 2024	September 30, 2024	October 24, 2024	0.030000	1,948	43	6,362
		Total	$0.762975	$37,381	$1,000	$139,381
(1) On August 6, 2024, the Company’s board of directors declared a distribution of $0.074775 per share, payable on or before November 29, 2024 to shareholders of record as of October 31, 2024.
(2) Distributions per share are gross of shareholder servicing fees.
(3) Distribution amounts are presented net of shareholder servicing fees.

For the Three and Nine Months Ended September 30, 2023
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 22, 2022	January 31, 2023	February 24, 2023	$0.075000	$1,010	$19	$6,766
January 25, 2023	January 31, 2023	February 24, 2023	0.074775	909	19	6,746
February 21, 2023	February 28, 2023	March 23, 2023	0.074775	1,019	27	7,110
March 22, 2023	March 31, 2023	April 26, 2023	0.074775	1,137	38	7,193
April 25, 2023	April 30, 2023	May 23, 2023	0.074775	1,296	45	7,464
May 22, 2023	May 31, 2023	June 26, 2023	0.074775	1,441	53	7,737
June 23, 2023	June 30, 2023	July 26, 2023	0.074775	1,702	83	7,916
June 23, 2023	July 31, 2023	August 22, 2023	0.074775	1,878	119	8,364
August 8, 2023	August 31, 2023	September 26, 2023	0.074775	1,999	138	8,893
August 8, 2023	September 29, 2023	October 26, 2023	0.074775	2,333	151	9,116
		Total	$0.747975	$14,724	$692	$77,305
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
We may fund our cash distributions to shareholders from any source of funds available to us, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment. In no event, however, will funds be advanced or borrowed for the purpose of distributions, if the amount of such distributions would exceed our accrued and received revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs. Prior to the termination of the Expense Support Agreement on March 7, 2023, a portion of the Company's distributions resulted from expense support from the Adviser. The purpose of this arrangement was to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes.
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
The tables below presents the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock for the following periods:

	For the Nine Months Ended September 30, 2024
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.794608	$188,391	106.0%
Net realized gain (loss) on investments	0.010161	2,829	1.6%
Distributions in excess of net investment income/(undistributed net investment income)	(0.041794)	(13,458)	(7.6)%
Total	$0.762975	$177,762	100.0%
(1) Distributions per share are gross of shareholder servicing fees.
(2) Data in this table is presented on a consolidated basis. Refer to Note 11 “Financial Highlights” for amounts by share class.

	For the Nine Months Ended September 30, 2023
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.84015	$108,443	117.0%
Net realized gain (loss) on investments	0.00365	579	0.6%
Distributions in excess of net investment income/(undistributed net investment income)	(0.09583)	(16,301)	(17.6)%
Total	$0.74798	$92,721	100.0%
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

The tables below present our share repurchase activity as of the following periods:

For the Three and Nine Months Ended, September 30, 2024
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 27, 2024	I	March 29, 2024	$13,250	$10.44	1,269,118
February 27, 2024	S	March 29, 2024	1,958	$10.44	187,558
May 23, 2024	I	June 28, 2024	26,086	$10.42	2,503,435
May 23, 2024	S	June 28, 2024	11,239	$10.42	1,078,644
May 23, 2024	D	June 28, 2024	169	$10.42	16,239
August 26, 2024	I	September 30, 2024	62,456	$10.43	5,988,126
August 26, 2024	S	September 30, 2024	9,797	$10.43	939,242
August 26, 2024	D	September 30, 2024	28	$10.43	2,726
Total			$124,983		11,985,088

For the Three and Nine Months Ended September 30, 2023
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 28, 2023	I	March 31, 2023	$35,173	$10.12	3,475,640
February 28, 2023	S	March 31, 2023	965	$10.12	95,317
May 25, 2023	I	June 30, 2023	20,802	$10.14	2,051,539
May 25, 2023	S	June 30, 2023	1,425	$10.14	140,508
May 25, 2023	D	June 30, 2023	50	$10.14	4,926
August 24, 2023	I	September 29, 2023	39,093	$10.28	3,802,783
August 24, 2023	S	September 29, 2023	581	$10.28	56,519
August 24, 2023	D	September 29, 2023	52	$10.28	5,090
Total			$98,141		9,632,322

Debt
Aggregate Borrowings
The tables below present our debt obligations as of the following periods:

	As of
	September 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$975,000	$717,860	$257,140	$(6,948)	$710,912
SPV Asset Facility I	750,000	445,000	20,398	(3,133)	441,867
SPV Asset Facility II	250,000	225,000	25,000	(1,955)	223,045
SPV Asset Facility III	550,000	200,000	127,315	(4,872)	195,128
Athena CLO III	270,000	270,000	—	(2,091)	267,909
Series 2023A Notes	100,000	100,000	—	(714)	99,286
Series 2023B-A Notes	100,000	100,000	—	(779)	99,221
Series 2023B-B Notes	75,000	75,000	—	(646)	74,354
Total Debt	$3,070,000	$2,132,860	$429,853	$(21,138)	$2,111,722
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

	As of
	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$875,000	$541,410	$333,590	$(7,772)	$533,638
SPV Asset Facility I	750,000	550,000	41,800	(4,043)	545,957
SPV Asset Facility II	250,000	—	158,797	(2,333)	(2,333)
Series 2023A Notes	100,000	100,000	—	(1,018)	98,982
Series 2023B-A Notes	100,000	100,000	—	(826)	99,174
Series 2023B-B Notes	75,000	75,000	—	(768)	74,232
Total Debt	$2,150,000	$1,366,410	$534,187	$(16,760)	$1,349,650
(1) The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$41,316	$22,286	$107,982	$61,350
Amortization of debt issuance costs	1,325	1,034	3,841	2,435
Total Interest Expense	$42,641	$23,320	$111,823	$63,785

Average interest rate(1)	8.3%	8.1%	8.4%	8.0%
Average daily outstanding borrowings(1)	$1,982,117	$1,090,906	$1,704,523	$1,015,131
(1) Averages are calculated based on annualized amounts.

The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
September 30, 2024 (Unaudited)	$717.9	2,330.5	—	N/A
December 31, 2023	$541.4	2,353.7	—	N/A
December 31, 2022	$415.2	1,958.8	—	N/A
December 31, 2021	$—	—	—	N/A
SPV Asset Facility I
September 30, 2024 (Unaudited)	$445.0	2,330.5	—	N/A
December 31, 2023	$550.0	2,353.7	—	N/A
December 31, 2022	$614.0	1,958.8	—	N/A
December 31, 2021	$—	—	—	N/A
SPV Asset Facility II
September 30, 2024 (Unaudited)	$225.0	2,330.5	—	N/A
December 31, 2023	$—	2,353.7	—	N/A
SPV Asset Facility III
September 30, 2024 (Unaudited)	$200.0	2,330.5	—	N/A
Athena CLO III
September 30, 2024 (Unaudited)	$270.0	2,330.5	—	N/A
Series 2023A Notes
September 30, 2024 (Unaudited)	$100.0	2,330.5	—	N/A
December 31, 2023	$100.0	2,353.7	—	N/A
Series 2023B-A Notes
September 30, 2024 (Unaudited)	$100.0	2,330.5	—	N/A
December 31, 2023	$100.0	2,353.7	—	N/A
Series 2023B-B Notes
September 30, 2024 (Unaudited)	$75.0	2,330.5	—	N/A
December 31, 2023	$75.0	2,353.7	—	N/A
Promissory Note(5)
December 31, 2021	$—	—	—	N/A
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

Revolving Credit Facility
On May 2, 2022, we entered into a Senior Secured Credit Agreement (the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent. On October 23, 2023 (the “Revolving Credit Facility First Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date, convert a portion of the existing revolver availability into term loan availability and reduce the credit adjustment spread for US dollar denominated term SOFR loans to 0.10% for all tenors. On June 24, 2024 (the “Revolving Credit Facility Second Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment, to among other things, replace the interest rate benchmark for Loans denominated in Canadian Dollars from CDOR to CORRA, which includes a credit adjustment spread of 0.29547% for one-month tenor Loans and 0.32138% for three-month tenor Loans. The following describes the terms of the Revolving Credit Facility as modified through August 9, 2024.
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
As of August 9, 2024, the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $975.0 million, which is comprised of (a) a term loan in an initial amount of $125.0 million, and (b) subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, a revolving credit facility in an initial amount of up to is $850.0 million (the revolving credit facility increased from $750.0 million to $850.0 million on August 9, 2024). The amount available for borrowing under the revolving credit facility commitments of the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.75 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
As of August 9, 2024, the availability period with respect to the revolving credit facility under the Revolving Credit Facility will terminate on October 22, 2027 (the “Commitment Termination Date”) and the Revolving Credit Facility will mature on October 23, 2028 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
We may borrow amounts in U.S. dollars or certain other permitted currencies. As of August 9, 2024, amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus a margin of 2.00% per annum or (ii) the alternative base rate plus a margin of 1.00% per annum. With respect to loans denominated in U.S dollars, we may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at our option, subject to certain conditions. As of August 9, 2024, amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 2.00% per annum. As of August 9, 2024, we will also pay a fee of 0.375% on daily undrawn amounts under the Revolving Credit Facility.
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
Debt Securitization Transactions
Athena CLO III
On May 22, 2024 (the “Athena CLO III Closing Date”), we completed a $450.0 million term debt securitization transaction (the “Athena CLO III Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the Athena CLO III Transaction were issued by our consolidated subsidiary Athena CLO III, LLC, a limited liability company organized under the laws of the State of Delaware (the “Athena CLO III Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the Athena CLO III Issuer.
The Athena CLO III Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Athena CLO III Closing Date (the “Athena CLO III Indenture”), by and among the Athena CLO III Issuer and State Street Bank and Trust Company: (i) $220.0 million of AAA(sf) Class A-1 Notes, which bear interest at three-month term SOFR plus 2.15%, (ii) $5 million of AAA(sf) Class A-2 Notes, which bear interest at 6.619%, (iii) $22.5 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 2.75% and (iv) $22.5 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 3.50% (together, the “Athena CLO III Secured Notes”). The Athena CLO III Secured Notes are secured by middle-market loans, participation interests in middle-market loans and other assets of the Athena CLO III Issuer. The Athena CLO III Secured Notes are scheduled to mature on April 20, 2036. The Athena CLO III Secured Notes were privately placed by Goldman Sachs & Co. LLC as Placement Agent.
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
As part of the Athena CLO III Transaction, we entered into a loan sale agreement with the Athena CLO III Issuer dated as of the Athena CLO III Closing Date (the “Athena CLO III OTIC Loan Sale Agreement”), which provided for the contribution of approximately $223.7 million funded par amount of middle-market loans from us to the Athena CLO III Issuer on the Athena CLO III Closing Date and for future sales from us to the Athena CLO III Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the Athena CLO III Secured Notes. The remainder of the initial portfolio assets securing the Athena CLO III Secured Notes consisted of approximately $197.9 million funded par amount of middle-market loans purchased by the Athena CLO III Issuer from Tech Income Funding I LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the Athena CLO III Closing Date between the Athena CLO III Issuer and Tech Income Funding I LLC (the “Athena CLO III Tech Income Funding I Loan Sale Agreement”). No gain or loss was recognized as a result of these sales and contributions. We and Tech Income Funding I each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.
Through April 20, 2028, a portion of the proceeds received by the Athena CLO III Issuer from the loans securing the Athena CLO III Secured Notes may be used by the Athena CLO III Issuer to purchase additional middle-market loans under the direction of the Adviser, our investment advisor, in its capacity as collateral manager for the Athena CLO III Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
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

Off-Balance Sheet Arrangements

Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. We had the following outstanding commitments to fund investments in current portfolio companies as of the following periods:

		As of
Portfolio Company	Investment	September 30, 2024	December 31, 2023
($ in thousands)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	$3,011	$2,408
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-draw term loan	7,006	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-draw term loan	15,231	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-currency revolving loan	9,220	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	5,509	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	3,443	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	4,010	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	4,064	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	3,112	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	—	762
Amerilife Holdings LLC	First lien senior secured delayed draw term loan	—	3,820
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273	2,273
Anaplan, Inc.	First lien senior secured revolving loan	6,481	6,481
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	6,550	10,587
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	2,688	—
Appfire Technologies, LLC	First lien senior secured revolving loan	1,633	1,260
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	3,970	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	2,913	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	2,703	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	537	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	1,393	—
Associations, Inc.	First lien senior secured revolving loan	4,115	—
Associations, Inc.	First lien senior secured delayed draw term loan	5,136	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR term loan	—	14,005
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK term loan	—	14,656
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	—	1,556
Avalara, Inc.	First lien senior secured revolving loan	2,273	2,273
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	6,413	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	2,850	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	1,594	2,866
Bamboo US BidCo LLC	First lien senior secured revolving loan	4,103	4,103
BTRS Holdings Inc.. (dba Billtrust)	First lien senior secured delayed draw term loan	25	100
BTRS Holdings Inc.. (dba Billtrust)	First lien senior secured revolving loan	154	185
Certinia, Inc.	First lien senior secured revolving loan	5,882	5,882
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	—	750
Community Brands ParentCo, LLC	First lien senior secured revolving loan	—	375
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	22,991	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	70	70

		As of
Portfolio Company	Investment	September 30, 2024	December 31, 2023
Coupa Holdings, LLC	First lien senior secured revolving loan	54	54
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	3,806	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	2,239	—
Cresset Capital Management, LLC	First lien senior secured revolving loan	1,119	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	9,434	9,434
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	2,912	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	7,280	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	91	91
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	430	344
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	2,557	—
Entrata, Inc.	First lien senior secured revolving loan	3,941	3,941
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	1,896	1,896
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2,164	—
Finastra USA, Inc.	First lien senior secured revolving loan	3,364	4,608
Forescout Technologies, Inc.	First lien senior secured revolving loan	176	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	10	145
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	7	93
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	370	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	93	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	37	37
Galway Borrower LLC	First lien senior secured delayed draw term loan	6,217	—
Galway Borrower LLC	First lien senior secured revolving loan	578	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,391	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secred delayed draw term loan	—	7,600
Granicus, Inc.	First lien senior secured revolving loan	1,645	—
Hyland Software, Inc.	First lien senior secured revolving loan	1,919	1,919
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1,957	—
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	—	3,127
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,482	2,382
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	4,485	4,485
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	2,050	3,203
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	1,780	12,716
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	5,934	5,934
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	4,567
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	10,278	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	—	1,135
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	3,152	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	897	757
Invoalon Holdings, Inc.	First lien senior secured delayed draw term loan	—	1,350
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	3,986	7,429
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	1,324	—
Kaseya Inc.	First lien senior secured delayed draw term loan	3,013	3,803

		As of
Portfolio Company	Investment	September 30, 2024	December 31, 2023
Kaseya Inc.	First lien senior secured revolving loan	3,038	3,038
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	5,141	4,112
Litera Bidco LLC	First lien senior secured delayed draw term loan	5,994	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	4,709	—
Litera Bidco LLC	First lien senior secured revolving loan	2,680	—
LSI Financing 1 DAC	Series 6 Notes	2,455	—
LSI Financing 1 DAC	Series 5 Notes	96	—
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	5,806	5,806
ManTech International Corporation	First lien senior secured delayed draw term loan	6,698	6,698
ManTech International Corporation	First lien senior secured revolving loan	5,590	5,590
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	1,695	791
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	9,006	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	5,540	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2,846	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	4,268	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	4,118	4,118
Omnia Partners, LLC	First lien senior secured delayed draw term loan	—	172
OneOncology, LLC	First lien senior secured delayed draw term loan	3,679	—
OneOncology, LLC	First lien senior secured delayed draw term loan	—	5,357
OneOncology, LLC	First lien senior secured revolving loan	2,857	2,857
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	534	534
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	—	954
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	3,057	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	1,345	—
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	2,471	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	5,120	5,120
PetVet Care Centers, LLC	First lien senior secured revolving loan	5,373	5,373
Phantom Purchaser, Inc.	First lien senior secured revolving loan	1,140	—
Ping Identity Holding Corp.	First lien senior secured revolving loan	3,481	2,182
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	252	4,412
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	832	1,260
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	8,248	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	10,824	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	3,750	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	6,725	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	5,888	—
Relativity ODA LLC	First lien senior secured revolving loan	3,854	—
Rubrik, Inc.	First lien senior secured delayed draw term loan	1,171	5,876
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	10,896	10,896
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	7,734	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	7,734	—
Securonix, Inc.	First lien senior secured revolving loan	3,479	3,559

		As of
Portfolio Company	Investment	September 30, 2024	December 31, 2023
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	871	917
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	110	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	483	—
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	10,364	—
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	8,061	—
SimpliSafe Holding Corporation	First lien senor secured delayed draw term loan	—	5,658
Smarsh Inc.	First lien senior secured delayed draw term loan	3,333	3,333
Smarsh Inc.	First lien senior secured revolving loan	267	267
Talon MidCo 2 Limited	First lien senior secured delayed draw term loan	—	145
Talon MidCo 2 Limited	First lien senior secured revolving loan	1,369	1,369
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071	1,071
Troon Golf, LLC	First lien senior secured delayed draw term loan	3,124	—
Troon Golf, LLC	First lien senior secured revolving loan	1,562	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	2,016	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	8,845	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	2,658	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	1,038	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured loan	33,745	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured delayed draw term loan	2,911	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	5,823	—
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	350	350
Zendesk, Inc.	First lien senior secured delayed draw term loan	14,633	14,633
Zendesk, Inc.	First lien senior secured revolving loan	6,026	6,026
Total Unfunded Portfolio Company Commitments		$516,205	$267,936
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of September 30, 2024, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
As of June 8, 2022, we settled the 4 warehouse investments that the Financing Providers purchased having an aggregate cost of $127.0 million. As of September 30, 2024, there were no purchase agreements outstanding with the Financing Providers.

Organizational and Offering Costs
The table below presents the total amount of organization and offering costs, inclusive of organization and offering costs deferred under the expense deferral agreement, incurred by the Adviser and its affiliates since inception and charged to us as of the following dates:

	As of
	September 30, 2024	December 31, 2023
($ in thousands)
Organizational and Offering Costs incurred by the Adviser	$4,761	$4,586
Organizational and Offering Costs charged to the Company	$2,842	$205

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

Organizational and Offering Costs
The table below presents the total amount of organization and offering costs incurred by the Adviser and its affiliates and charged to us for the following periods:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024	For the period from June 2022, 2021 to September 30, 2023
($ in thousands)
Organizational and Offering Costs incurred by the Adviser	$24	$175	$4,586
Organizational and Offering Costs charged to the Company	$592	$2,637	$—

Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2024, management was not aware of any pending or threatened litigation.
Expense Deferral Agreement
Our Adviser has agreed to incur and pay certain expenses pursuant to the Expense Deferral Agreement prior to April 30, 2023. We will be obligated to reimburse the aggregate amount of expenses previously paid by the Adviser in eighteen equal installments, upon meeting specified conditions.
The table below presents the total amount of expenses incurred by the Adviser on our behalf and as of the following periods:

	As of
	September 30, 2024	December 31, 2023
($ in thousands)
Expenses incurred by the Adviser	$7,679	$7,679
Organizational and Offering Costs incurred by the Adviser	4,299	4,299
Total Expenses incurred by the Adviser	$11,978	$11,978
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
The table below presents the amounts, the number of installments and the amount we became obligated to reimburse the Adviser for the following periods:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
($ in thousands)
Number of installments met by the Company	3	13

Expenses reimbursed to the Adviser	$1,428	$6,189
Organizational and Offering Costs reimbursed to the Adviser	568	2,462
Total Expense reimbursed to the Adviser	$1,996	$8,651
As of September 30, 2024 and December 31, 2023, the total remaining expenses under the expense deferral agreement were $2.7 million and $11.3 million, respectively, which represents the equivalent of four and seventeen remaining installments, respectively. As of September 30, 2024, Net Subscriptions received from the sale of our common shares were $2.8 billion. See Note 3 “Agreements and Related Party Transactions.”

Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities as of September 30, 2024:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$717,860	$—	$—	$717,860	$—
SPV Asset Facility I	445,000	—	445,000		—
SPV Asset Facility II	225,000	—	—	225,000	—
SPV Asset Facility III	200,000	—	—	—	200,000
Athena CLO III	270,000	—	—	—	270,000
Series 2023A Notes	100,000	—	100,000	—	—
Series 2023B-A Notes	100,000	—	—	100,000	—
Series 2023B-B Notes	75,000	—	75,000	—	—
Total Contractual Obligations	$2,132,860	$—	$620,000	$1,042,860	$470,000

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
We invest in Credit SLF and LSI Financing, which are non-controlled affiliated investments, as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” and "ITEM 1 - Notes to Consolidated Financial Statements – Note 4. Investments – Blue Owl Credit SLF LLC" for further details. Additional information about Credit SLF is also included in Exhibit 99.1 to this report.

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

Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends, the majority of which is structured at initial underwriting. PIK interest or dividends represent accrued interest or dividends that are added to the principal amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a certain liquidation event. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization or accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
Recent Developments
Tech Income Funding II Amendment
On October 10, 2024, Tech Income Funding II, entered into Amendment No. 2 SPV Asset Facility II, in order to, among other things, (i) increase the financing limit under SPV Asset Facility II from $250.0 million to $500.0 million, (ii) replace Alter Domus as collateral custodian with State Street, (iii) extend the end of the reinvestment period from May 31, 2026 to October 10, 2027, (iv) extend the final maturity date from May 31, 2028 to October 10, 2029 and (v) change the applicable margin from 3.05% to a range of 1.60% to 2.35%, depending on collateral.
Revolving Credit Facility Amendment
On October 21, 2024, parties to the Revolving Credit Facility entered into the Third Amendment to the Revolving Credit Facility, in order to, among other things, (i) extend the revolver availability period from November 2027 to October 2028, (ii) extend the scheduled maturity date from November 2028 to October 2029, (iii) increase the total facility amount from $975.0 million to $1.00 billion, (iv) reduce the unused fee from 0.375% to 0.350% on all unused commitments, (v) reduce the applicable margin (a) with respect to amounts drawn under the Revolving Credit Facility in U.S. dollars bearing interest at the alternative base rate, from 1.00% to 0.875% per annum, (b) with respect to amounts drawn under the Revolving Credit Facility in U.S. dollars bearing interest at term SOFR, from 2.00% to 1.875% per annum, and (c) with respect to amounts drawn under the Revolving Credit Facility in other permitted currencies, from 2.00% to 1.875% per annum and (vi) resets the minimum shareholders’ equity test.
Tech Income Funding I Amendment
On October 24, 2024, Tech Income Funding I, entered into Amendment No. 2 to the SPV Asset Facility I, in order to, among other things, (i) replace Alter Domus with State Street Bank as the collateral custodian, (ii) extend the reinvestment period through May 6, 2027 and the maturity date to May 6, 2029, (iii) reduce the spread from 2.75% to 2.40%, (iv) amend the definition of minimum spread payment and (v) added the BSL rebate to be paid to Tech Income Funding I. The Amendment also amended the definition of value adjustment event.

Distribution
On November 5, 2024, our Board declared a distribution of $0.074775 per share, payable on or before December 31, 2024 to the shareholders of record as of November 29, 2024, a distribution of $0.074775 per share, payable on or before January 31, 2025 to the shareholders of record as of December 31, 2024, a distribution of $0.074775 per share, payable on or before February 28, 2025 to the shareholders of record as of January 31, 2025 and a special distribution of $0.030000 per share, payable on or before January 31, 2025 to the shareholders of record as of December 31, 2024.
Equity Raise Proceeds
As of November 7, 2024, the Company has issued approximately 66.8 million shares of its Class S common stock, approximately 228.4 million shares of its Class I common stock and approximately 2.8 million shares of its Class D common stock and has raised total gross proceeds of approximately $688.1 million, $2.3 billion, and $28.1 million, respectively, including seed capital of $1,000 contributed by its Adviser in September 2021 and approximately $50.0 million in gross proceeds raised from entities affiliated with the Adviser. In addition, the Company has received $63.6 million in subscription payments which the Company accepted on November 5, 2024, which are pending the Company’s determination of the net asset value per share applicable to such purchase.

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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
As of September 30, 2024, 99.0% of our debt investments based on fair value were floating rates and the majority of our debt investments have a floor of 0.8%. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 0.7% and the majority of our debt investments have a floor of 0.8%. The Revolving Credit Facility, the SPV Asset Facility I, the SPV Asset Facility II, and the Series 2023B Notes bear interest at variable interest rates with no interest rate floor. Athena CLO III bears interest at fixed and variable rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$142,574	$60,836	$81,738
Up 200 basis points	$95,049	$40,557	$54,492
Up 100 basis points	$47,525	$20,279	$27,246
Down 100 basis points	$(47,525)	$(20,279)	$(27,246)
Down 200 basis points	$(95,049)	$(40,557)	$(54,492)
Down 300 basis points	$(142,461)	$(60,836)	$(81,625)
(1) Excludes the impact of income based fees
We may hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options, and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates.

Currency Risk
From time to time, we may make investments that are denominated in a foreign currency, borrow in certain foreign currencies under our credit facilities or issue notes in certain foreign currencies. These investments, borrowings and issuances are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may utilize instruments such as, but not limited to, forward contracts or cross currency swaps to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. Instead of entering into a foreign currency forward contract in connection with loans or other investments denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan, issuance or investment. To the extent the loan, issuance or investment is based on a floating rate other than a rate under which we can borrow under our credit facilities, we may utilize interest rate derivatives to hedge our exposure to changes in the associated rate.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC. In order to satisfy the reinvestment portion of our dividends for the nine months ended September 30, 2024, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class
1/25/2024	12/31/2023	182,486	$10.38	S
1/25/2024	12/31/2023	8,880	$10.38	D
1/25/2024	12/31/2023	527,822	$10.38	I
2/23/2024	1/31/2024	147,744	$10.39	S
2/23/2024	1/31/2024	2,724	$10.39	D
2/23/2024	1/31/2024	431,438	$10.39	I
3/22/2024	2/29/2024	156,846	$10.40	S
3/22/2024	2/29/2024	2,924	$10.40	D
3/22/2024	2/29/2024	462,711	$10.40	I
4/23/2024	3/29/2024	234,130	$10.44	S
4/23/2024	3/29/2024	4,137	$10.44	D
4/23/2024	3/29/2024	661,047	$10.44	I
5/22/2024	4/30/2024	173,316	$10.45	S
5/22/2024	4/30/2024	3,147	$10.45	D
5/22/2024	4/30/2024	502,260	$10.45	I
6/26/2024	5/31/2024	188,481	$10.47	S
6/26/2024	5/31/2024	3,193	$10.47	D
6/26/2024	5/31/2024	528,385	$10.47	I
7/24/2024	6/28/2024	287,494	$10.42	S
7/24/2024	6/28/2024	3,862	$10.42	D
7/24/2024	6/28/2024	816,690	$10.42	I
8/22/2024	7/31/2024	212,209	$10.43	S
8/22/2024	7/31/2024	2,756	$10.43	D
8/22/2024	7/31/2024	604,247	$10.43	I
9/25/2024	8/30/2024	223,669	$10.44	S
9/25/2024	8/30/2024	2,777	$10.44	D
9/25/2024	8/30/2024	621,988	$10.44	I
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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 28, 2023	I	March 31, 2023	$35,173	$10.12	3,475,640
February 28, 2023	S	March 31, 2023	$965	$10.12	95,317
May 25, 2023	I	June 30, 2023	$20,802	$10.14	2,051,539
May 25, 2023	S	June 30, 2023	$1,425	$10.14	140,508
May 25, 2023	D	June 30, 2023	$50	$10.14	4,926
August 24, 2023	I	September 29, 2023	$39,093	$10.28	3,802,783
August 24, 2023	S	September 29, 2023	$581	$10.28	56,519
August 24, 2023	D	September 29, 2023	$52	$10.28	5,090
February 27, 2024	I	March 29, 2024	$13,250	$10.44	1,269,118
February 27, 2024	S	March 29, 2024	$1,958	$10.44	187,558
May 23, 2024	I	June 28, 2024	$26,086	$10.42	2,503,435
May 23, 2024	S	June 28, 2024	$11,239	$10.42	1,078,644
May 23, 2024	D	June 28, 2024	$169	$10.42	16,239
August 26, 2024	I	September 30, 2024	$62,456	$10.43	5,988,126
August 26, 2024	S	September 30, 2024	$9,797	$10.43	939,242
August 26, 2024	D	September 30, 2024	$28	$10.43	2,726

Item 3. Defaults Upon Senior Disclosures.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information

Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Appointment of Officer

On November 5, 2024, our Board appointed Jonathan Lamm to serve as our Chief Financial Officer and Chief Operating Officer effective as of November 11, 2024. The roles of Chief Financial Officer and Chief Operating Officer were previously held by Bryan Cole who serves as the Head of Operations for Blue Owl Capital Inc., an affiliate of our Adviser.

Item 6. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibits
3.1	Third Articles of Amendment and Restatement, dated June 24, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 26, 2024).
3.2	Third Amended and Restated Bylaws, dated November 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 9, 2023).
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Supplemental Financial Information (unaudited) as of and for the period ended September 30, 2024.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Technology Income Corp.

Date: November 7, 2024	By:	/s/ Craig W. Packer
Craig W. Packer Chief Executive Officer

Blue Owl Technology Income Corp.

Date: November 7, 2024	By:	/s/ Bryan Cole
Bryan Cole Chief Financial Officer and Chief Operating Officer