Form 10-K
period 2024-12-31
Blue Owl Technology Income Corp.
filed 2025-03-05
CIK 1869453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management`s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates as of June 30, 2024 has not been provided because there is no established market for the registrant’s shares of common stock.
As of March 5, 2025, the registrant had 75,727,214, 1,611,619, and 230,498,454 shares of Class S, Class D and Class I common stock, $0.01, par value per share, outstanding, respectively.

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
•the impact of elevated inflation rates, fluctuating interest rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, uncertainties related to the new Presidential administration, including the potential impact of tariff enactment and tax reductions, and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
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
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine, as well as political and social unrest in the Middle East and North Africa regions and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas;
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

PART I
Item 1. Business

Our Company

Blue Owl Technology Income Corp., was formed on June 22, 2021 as a corporation under the laws of the State of Maryland. We are an externally managed, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We have elected to be treated, and intend to operate in a manner so as to continue to qualify annually, as a RIC under the Code, for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements. As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described herein. We will not invest more than 30% of our total assets in companies whose principal place of business is outside the United States. See “— Regulation as a Business Development Company” and “— Certain U.S. Federal Income Tax Considerations.”
We are advised by the Adviser pursuant to an investment advisory agreement. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Since our Adviser’s affiliates began its investment activities in April 2016 through December 31, 2024, our Adviser or its affiliates have originated $142.0 billion aggregate principal amount of investments across multiple industries, of which $138.0 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a fund advised by our Adviser or its affiliates.
We were formed primarily to originate and make loans to, and make debt and equity investments in, technology-related companies, specifically software that are capitalizing on the large and growing demand for technology products and services. We invest at least 80% of the value of our total assets in “technology-related” companies. We define technology-related companies as those that operate in the technology industry or sector, or those that are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes to solve problems. We specifically focus on software and enterprise software companies within the technology and technology-related universe of companies. We invest in a broad range of established and high growth technology-related companies with a focus on enterprise software companies that are capitalizing on the large and growing demand for enterprise software products and services. These companies use technology extensively to improve business processes, applications and opportunities or seek to grow through technological developments and innovations. These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet and digital media.
Our investment objective is to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles. We expect to leverage Blue Owl’s, and in particular, the Adviser’s investment team's extensive network of relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $50 million and that are backed by venture capital firms or private equity firms that are active investors in and have an expertise in technology companies and technology-related industries. We expect that our target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, with a lesser allocation to equity-related opportunities. We anticipate that generally any equity related securities we hold will be minority positions. We expect that our investment size will vary with the size of our capital base and we anticipate that our average investment size will be 1-2% of our entire portfolio with no investment size greater than 5%.
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity-related opportunities, including publicly traded debt instruments. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle-market companies, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. In addition, portfolio composition may fluctuate from time to time based on market conditions and interest rates.
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
We classify our debt investments as “traditional financing” or “growth capital” based on a number of factors. Traditional financings are typically senior secured loans primarily in the form of first lien loans (including “unitranche” loans, which are loans that combine both senior and subordinated debt, generally in a first lien position) and second lien loans. In connection with our senior secured loans, we generally receive a security interest in certain of the assets of the borrower and consequently such assets serve as collateral in support of the repayment of such senior secured loans. Growth capital investments are typically unsecured obligations of the borrower, and might be structured as unsecured indebtedness, convertible bonds, convertible equity, preferred equity, and common equity. We seek to limit the downside potential of our investments by negotiating covenants in connection with our investments consistent with preservation of our capital. Such restrictions may include affirmative covenants (including reporting requirements), negative covenants (including financial covenants), lien protection, change of control provisions and board rights, including either observation rights or rights to a seat on the board under some circumstances. Except for our specialty financing portfolio, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
As of December 31, 2024, based on fair value, our portfolio consisted of 90.8% first lien senior debt investments (of which 43.0% we consider to be unitranche debt investments (including “last out” portions of such loans)), 3.2% second lien senior secured debt investments, 1.2% unsecured debt investments, 3.4% preferred equity investments and 1.4% common equity investments. As of December 31, 2024, our investment in joint ventures is insignificant. Approximately, 99.1% of our debt investments based on fair value, as of December 31, 2024 are floating rate in nature, the majority of which are subject to an interest rate floor. As of December 31, 2024, we had investments in 171 portfolio companies with an aggregate fair value of $5.2 billion.

As of December 31, 2024, our portfolio was invested across 37 different industries. The largest industry in our portfolio as of December 31, 2024 was Systems Software, which represented, as a percentage of our portfolio, 16.1%, based on fair value.
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

Since meeting the minimum offering requirement and commencing our continuous public offering through December 31, 2024, we have issued 70,455,404 shares of Class S common stock, 2,817,666 shares of Class D common stock, and 30,414,877 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $726.4 million, $28.7 million, and $311.1 million, respectively, including $1,000 of seed capital contributed by the Initial Shareholder. We have issued 205,720,089 shares of our Class I common stock to feeder vehicles primarily created to hold our Class I common stock in a private offering (the “Private Offering”) and raised gross proceeds of approximately $2.1 billion. The Private Offering was exempt from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) and/or Regulation S thereunder.
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
We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 150%. This means that generally, we can borrow up to $2 for every $1 of investor equity. We currently have in place a senior secured revolving credit facility and have entered into special purpose vehicle asset credit facilities and a term debt securitization transaction, also known as collateralized loan obligation transaction, and in the future may enter into additional credit facilities and collateralized loan obligation transactions. Additionally, we have also issued unsecured notes which were issued in a private placement, and in the future may issue additional unsecured notes. We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio and proceeds from our continuous public offering and the Private Offering, to finance our investment objectives. See “— Regulations as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Debt.”

The Adviser and Administrator – Blue Owl Technology Credit Advisors II LLC

Blue Owl Technology Credit Advisors II LLC serves as our investment adviser pursuant to an investment advisory agreement between us and the Adviser (the “Investment Advisory Agreement”). See “Investment Advisory Agreement” below. The Adviser also serves as our Administrator pursuant to an administration agreement between us and the Adviser (the “Administration Agreement”). See “Administration Agreement" below.
The Adviser is a Delaware limited liability company that is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl and part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. Blue Owl consists of three product platforms: (1) Credit. (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms, and (3) Real Assets, which primarily focuses on the strategies of net lease real estate and real estate credit. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Capital Advisors LLC (“OCA”), Blue Owl Credit Diversified Advisors LLC (“ODCA”), Blue Owl Technology Advisors LLC (“OTCA”), and Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with the Adviser, OCA, ODCA, and OTCA the “Blue Owl Credit Advisers”), which are also registered investment advisers.
Blue Owl’s Credit platform is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees, focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Technology Lending Investment Committee is comprised of Erik Bissonnette, Pravin Vazirani, Jon ten Oever and Arthur Martini. We consider the individuals on the Technology Lending Investment Committee to be our portfolio managers. The Investment Team, under the Technology Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures the Company’s investments and monitors the Company’s portfolio companies on an ongoing basis. The Adviser has limited operating history. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations and provides investment advisory and management services to us.
As of December 31, 2024, the Blue Owl Credit Advisers managed $135.7 billion in assets under management (“AUM”). The Blue Owl Credit Advisers direct lending strategy focuses on lending to primarily upper-middle-market companies, both private equity sponsored and non-sponsored, providing a range of customized financing solutions across debt and equity-related instruments, across the following four investment strategies, which are offered through BDCs, private funds, and separately managed accounts:

Strategy	Funds	Assets Under Management
Diversified Lending. The diversified lending strategy seeks to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns across credit cycles with an emphasis on preserving capital primarily through originating and making loans to, and making debt and equity investments in, U.S. middle market companies. The diversified lending strategy provides a wide range of financing solutions with strong focus on the top of the capital structure and operates this strategy through diversification by borrower, sector, sponsor, and position size.

The diversified lending strategy is primarily offered through three BDCs: Blue Owl Capital Corporation (“OBDC”), Blue Owl Capital Corporation II (“OBDC II”), and Blue Owl Credit Income Corp. (“OCIC”)(1).
As of December 31, 2024, the diversified lending strategy had $66.8 billion of assets under management.
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

The technology lending strategy is primarily offered through three BDCs: Blue Owl Technology Income Corp. ("OTIC"), Blue Owl Technology Finance Corp. (“OTF”) and Blue Owl Technology Finance Corp. II (“OTF II” and together with OBDC, OBDC II, OCIC, OTIC, and OTF, the “Blue Owl BDCs”)(2).
As of December 31, 2024, the technology lending strategy had $24.5 billion of assets under management.
First Lien Lending. The first lien lending strategy seeks to realize current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to middle-market businesses based primarily in the United States.
	The first lien lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2024, the first lien lending strategy had $4.5 billion of assets under management.
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
	The opportunistic lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2024, the opportunistic lending strategy had $2.3 billion of assets under management.

(1) Prior to January 13, 2025, the diversified lending strategy was also offered through Blue Owl Capital Corporation III.
(2) On November 12, 2024, OTF, OTF II, Oriole Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of OTF (“OTF Merger Sub”), and, solely for the limited purposes set forth therein, OTCA, a Delaware limited liability company and investment adviser to OTF, and OTCA II, a Delaware limited liability company and investment adviser to OTF II, entered into an Agreement and Plan of Merger pursuant to which OTF Merger Sub will merge with and into OTF II, with OTF II continuing as the surviving company and as a wholly-owned subsidiary of OTF and, immediately thereafter, OTF II will merge with and into OTF, with OTF continuing as the surviving company. Consummation of the mergers, which is expected to occur in the first or second quarter of 2025, is subject to certain closing conditions, including requisite approvals of OTF II’s and of OTF’s shareholders.

We refer to the Blue Owl BDCs and the private funds and separately managed accounts managed by the Blue Owl Credit Advisers in the direct lending platform, as the “Blue Owl Credit Clients.” In addition to the Blue Owl Credit Clients, Blue Owl's Credit platform includes (1) a liquid credit strategy, which seeks to generate attractive, risk-adjusted returns by managing portfolios of broadly syndicated leveraged loans, including through collateralized loan obligation vehicles (“CLOs”); (2) an alternative credit strategy, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; (3) an investment grade credit strategy focused on generating capital-efficient investment income through asset-baked finance, private corporate credit, and structured products; and (4) other investment strategies to pursue long-term capital appreciation and risk adjusted returns including (i) direct investments in strategic equity assets, with a focus on single-asset GP-led continuation funds, and (ii) investments in mid-to-late-stage biopharmaceutical and healthcare companies. As of December 31, 2024, these strategies had $37.6 billion of assets under management.
Blue Owl Credit Clients and other Blue Owl clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Blue Owl Credit Advisers have put in place an investment allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act. See, “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.”
In addition, we rely on an order for exemptive relief (as amended, the “Order”) that has been granted to our Adviser and its affiliates by the SEC that permits us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit the Adviser or the other affiliated funds that are participating in the investment or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
The Blue Owl Credit Advisers’ allocation policy incorporates the conditions of the Order. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Blue Owl Credit Clients and other Blue Owl clients that avail themselves of the exemptive relief. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, when such private funds did not have an investment in such existing portfolio company. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.”
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
Limited Availability of Capital for Technology, Specifically Enterprise Software, Companies. We believe that technology companies have limited access to capital, driven by a lack of dedicated pools of capital focused on technology companies. Traditional lenders, such as commercial and investment banks, generally do not have flexible product offerings that meet the needs of technology-related companies and there has been a reduction in activity from commercial and investment banks as a result of regulatory and structural factors, industry consolidation and general risk aversion. In recent years, many commercial and investment banks have focused their efforts and resources on lending to large corporate clients and managing capital markets transactions rather than lending to technology-related companies. In addition, these lenders may be constrained in their ability to underwrite and hold loans and high yield securities, as well as their ability to provide equity financing, as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of scaled market participants that are willing to provide and hold meaningful amounts of a customized financing solution for technology companies. As a result, we believe our focus on technology-related companies and our ability to invest across the capital structure, coupled with a limited supply of capital providers, presents an attractive opportunity to invest in technology companies.
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
Secular Trends Supporting Growth for Private Credit. According to Gartner, a research and advisory company, global technology spend was $5.26 trillion in 2024 and is expected to grow to more than $5.7 trillion in 2025. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as of December 31, 2024, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
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
Attractive Opportunities in Investments in Technology Companies. We invest in the debt and equity of technology companies. We believe that opportunities in the debt of technology companies are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issued with floating interest rates offers a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in an elevated inflation and fluctuating interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are generally secured by the issuer’s assets, which may provide protection in the event of a default.
We believe that opportunities in the equity of technology companies are significant because of the potential to generate meaningful capital appreciation by participating in the growth in the portfolio company and the demand for its products and services. Moreover, we believe that the high-growth profile of a technology company will generally make it a more attractive candidate for a liquidity event than a company in a non-high growth industry. We believe the technology investment lending environment provides opportunities for us to meet our goal of making investments that generate an attractive total return based on a combination of the foregoing factors.
Potential Competitive Strengths
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
Additionally, our dedicated industry focus is supported by a team with a track record of success investing in technology businesses. The Adviser’s network of deep industry relationships creates a substantial information advantage that informs and augments its due diligence process. This unique positioning should further drive entrenchment with sponsors as the Adviser will typically be viewed as a value-added partner during the diligence and investment lifecycle of our businesses.
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
Experienced Team With Expertise Across all Levels of the Corporate Capital Structure. The members of the Technology Lending Investment Committee have over 25 years of experience in private lending and investing at all levels of a company’s capital structure, including in high yield securities, leveraged loans, high yield credit derivatives, distressed securities, and equity securities, as well as experience in operations, corporate finance, mergers and acquisitions and workout restructuring. The members of the Technology Lending Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. Moreover, certain members of the Technology Lending Investment Committee and other executives and employees of the Adviser and its affiliates have operating and/or investing experience on behalf of business development companies. In addition, through its West Coast office, our Adviser has a significant presence in Silicon Valley to better serve financial sponsors operating in the technology sector. We believe this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of technology companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on our investments and offering a diverse product set to help meet borrowers' needs.
Distinctive Origination Platform. We anticipate that a substantial majority of our investments will be sourced directly and that our origination platform provides us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries.
The Investment Team includes approximately 130 investment professionals (over 35 of whom are dedicated to technology investing) and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team is fully dedicated to direct lending and has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors, venture capital firms, entrepreneurs and companies. In addition, we believe that as a result of the formation of Blue Owl the investment team has enhanced sourcing capabilities because of their ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers, which we believe may broaden our deal funnel and result in an increased pipeline of deal opportunities.

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
Since OCA’s inception in April 2016 through December 31, 2024, the Adviser and its affiliates have reviewed approximately 2,600 technology-related opportunities totaling approximately $890 billion of financing and have sourced potential investment opportunities from more than 780 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl’s relationships, allowing it to be highly selective in the transactions it pursues.
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
Further, we anticipate that many of our equity investments will provide us the opportunity to nominate a member or observer to the board of directors of the portfolio company or otherwise include provisions protecting our rights as a minority-interest holder, which we believe will allow us to closely monitor the performance of these portfolio companies. In addition, the Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and who, on at least a quarterly basis, assess each portfolio company’s operational and liquidity exposure and outlook to understand and mitigate risks; and, on at least a monthly basis, evaluates existing and newly identified situations where operating results are deviating from expectations. As part of its monitoring process, the Adviser focuses on projected liquidity needs and where warranted, re-underwriting credits and evaluating downside and liquidation scenarios.

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

Established Companies. We seek to invest in companies with established business models, products and costumers and that have demonstrated, or have a plan to achieve, sound financial performance and a history of profitability which we believe will tend to be well-positioned to generate consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share. We seek to invest in later stage companies, including market leaders providing mission critical solutions, serving less cyclical end-markets and with highly recurring revenue and strong customer retention. The Adviser does not intend to invest in start-up companies with speculative business plans.
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
•reviewing responsible investing and environmental, social and governance (“ESG”) considerations including consulting the Sustainability Accounting Standards Board’s Engagement Guide for ESG considerations; and
•investigating legal and regulatory risks and financial and accounting systems and practices.
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

Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We generally invest in the following types of debt:
•First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer's capital structure and has the benefit of a first priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand alone first-lien loans, "unitranche" loans (including "last out" portions of such loans), and secured corporate bonds with similar features to these categories of first-lien loans. As of December 31, 2024, 43.0% of our first lien debt was comprised of unitranche loans.
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
•Mezzanine debt (unsecured debt). Structurally, mezzanine debt usually ranks subordinate in priority of payment to first-lien and second-lien debt, is often unsecured, and may not have the benefit of financial covenants common in first-lien and second-lien debt. However, mezzanine debt ranks senior to common and preferred equity in an issuer’s capital structure. Mezzanine debt investments generally offer lenders fixed returns in the form of interest payments, which could be paid-in-kind, and may provide lenders an opportunity to participate in the capital appreciation, if any, of an issuer through an equity interest. This equity interest typically takes the form of an equity co-investment or warrants. Due to its higher risk profile and often less restrictive covenants compared to senior secured loans, mezzanine debt generally bears a higher stated interest rate than first-lien and second-lien debt.
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
Specialty Financing Portfolio Companies. We may make equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our specialty financing companies include the following:

•LSI Financing 1 DAC LLC ("LSI Financing DAC"), a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements in the life sciences space.
•LSI Financing LLC (“LSI Financing LLC”), a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space.
Joint Ventures. We may make equity investments in Blue Owl Credit SLF LLC (“Credit SLF”), a Delaware limited liability company, which is a joint venture between us, OBDC, OBDC II, OTF, OTF II, OCIC, and State Teachers Retirement System of Ohio. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations.

Investment Portfolio

We were initially capitalized on September 30, 2021 and commenced operations and began investing activities in May 2022.
As of December 31, 2024 and 2023, we had made investments with an aggregate fair value of $5.2 billion and $3.2 billion in 171 and 115 portfolio companies, respectively. The table below presents our investments at amortized cost and fair value as of the following periods:

	As of
	December 31, 2024			December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
First-lien senior secured debt investments	$4,707,450	$4,727,263	$19,813	$2,731,855	$2,750,873	$19,018
Second-lien senior secured debt investments	175,078	165,292	(9,786)	244,033	240,627	(3,406)
Unsecured debt investments	62,158	62,455	297	—	—	—
Preferred equity investments(1)	178,160	174,580	(3,580)	208,036	211,797	3,761
Common equity investments(3)	63,304	73,254	9,950	40,704	43,444	2,740
Joint Ventures(2)	949	954	5	—	—	—
Total Investments	$5,187,099	$5,203,798	$16,699	$3,224,628	$3,246,741	$22,113
(1) Includes equity investment in LSI Financing DAC. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding LSI Financing DAC.
(2) Includes equity investment in Credit SLF. See “Item 8. - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note. 4 Investments” for more information regarding Credit SLF.
(3) Includes equity investment in LSI Financing LLC. See “Item 8. - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions” for more information regarding LSI Financing LLC.
As of December 31, 2024 and 2023, we had outstanding commitments to fund unfunded investments totaling $0.5 billion and $0.3 billion, respectively.

We use Global Industry Classification Standards (“GICS”) for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of
	December 31, 2024	December 31, 2023
Aerospace & Defense	0.9%	1.8%
Application Software	12.4%	12.9%
Banks	1.2%	1.9%
Beverages	0.7%	1.5%
Buildings & Real Estate	1.8%	0.6%

Building Products	0.1%	0.3%
Capital Markets	0.1%	—%
Commercial Services & Supplies	3.1%	3.8%
Construction & Engineering	0.5%	0.5%
Consumer Finance	0.6%	—%
Containers & Packaging	1.0%	0.8%
Diversified Consumer Services	2.7%	1.2%
Diversified Financial Services	5.7%	2.8%
Diversified Telecommunication Services	0.3%	—%
Electrical Equipment	—%	3.1%
Energy Equipment & Services	—%	0.2%
Entertainment	1.3%	—%
Equity Real Estate Investment Trusts (REITs)	1.0%	—%
Food & Staples Retailing	3.0%	4.5%
Food Products	0.4%	—%
Health Care Equipment & Supplies	1.6%	1.9%
Health Care Providers & Services	4.2%	5.2%
Health Care Technology	13.0%	11.4%
Hotels, Restaurants & Leisure	1.0%	—%
Industrial Conglomerates	0.7%	—%
Insurance	7.2%	6.3%
Internet & Direct Marketing Retail	0.5%	—%
IT Services	6.0%	6.0%
Joint Ventures(2)(3)	—%	—%
Life Sciences Tools & Services	2.3%	1.8%
Machinery	0.7%	0.5%
Media	0.7%	—%
Multiline Retail	0.3%	—%
Pharmaceuticals(1)	0.7%	0.8%
Professional Services	6.5%	3.9%
Real Estate Management & Development	1.4%	2.3%
Specialty Retail	0.1%	—%
Systems Software	16.1%	24.0%
Water Utilities	0.2%	—%
Total	100.0%	100.0%

(1) Includes equity investments in LSI Financing DAC and LSI Financing LLC. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding LSI Financing DAC and LSI Financing LLC.
(2) Includes equity investment in Credit SLF. See “Item 8. - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note. 4 Investments” for more information regarding Credit SLF.
(3) As of December 31, 2024, our investment in Joint Ventures is insignificant.

The table below presents investments by geographic composition based on fair value of investments as of the following periods:

	As of
	December 31, 2024	December 31, 2023
United States:
Midwest	16.1%	17.1%
Northeast	19.3%	19.1%
South	29.9%	26.8%
West	23.0%	26.2%
Canada	3.4%	3.4%
Germany	0.2%	0.3%
Ireland	0.1%	0.6%
Israel	—%	0.9%
Luxembourg	0.8%	1.2%
New Zealand	0.1%	—%
Norway	0.5%	—%
Spain	0.3%	—%
Sweden	1.0%	—%
United Kingdom	5.3%	4.4%
Total	100.0%	100.0%

Blue Owl Credit SLF LLC
On May 6, 2024, Credit SLF, a Delaware limited liability company, was formed as a joint venture. We, OBDC, OBDC II, OCIC, OTF, OTF II, and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”) co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. We do not consolidate our non-controlling interest in Credit SLF.
Refer to Exhibit 99.2 for Credit SLF’s Supplemental Financial Information.

Capital Resources and Borrowings

We anticipate generating cash in the future from the issuance of common stock and debt securities and cash flows from interest, dividends, and fees earned from our investments and principal repayments and proceeds from sales of our investments.
We may borrow money from time to time if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such borrowing. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our current target leverage ratio is 0.90x-1.25x. As of December 31, 2024 and 2023, our asset coverage was 227.7% and 235.4%, respectively. See “Regulation as a Business Development Company – Senior Securities; Coverage Ratio” below.
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

The tables below present our debt obligations as of the following periods:

	As of
	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$1,000,000	$499,989	$500,011	$(9,507)	$490,482
SPV Asset Facility I	750,000	445,000	33,009	(7,303)	437,697
SPV Asset Facility II	500,000	475,000	25,000	(4,528)	470,472
SPV Asset Facility III	550,000	315,000	82,551	(4,743)	310,257
Athena CLO III	270,000	270,000	—	(2,366)	267,634
Series 2023A Notes	100,000	100,000	—	(612)	99,388
Series 2023B-A Notes	100,000	100,000	—	(733)	99,267
Series 2023B-B Notes	75,000	75,000	—	(575)	74,425
Total Debt	$3,345,000	$2,279,989	$640,571	$(30,367)	$2,249,622

(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

	As of
	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$875,000	$541,410	$333,590	$(7,772)	$533,638
SPV Asset Facility I	750,000	550,000	41,800	(4,043)	545,957
SPV Asset Facility II	250,000	—	158,797	(2,333)	(2,333)
Series 2023A Notes	100,000	100,000	—	(1,018)	98,982
Series 2023B-A Notes	100,000	100,000	—	(826)	99,174
Series 2023B-B Notes	75,000	75,000	—	(768)	74,232
Total Debt	$2,150,000	$1,366,410	$534,187	(16,760)	$1,349,650

(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Financial Condition, Liquidity and Capital Resources — Debt”.
Distribution Policy
Because we have elected to be treated and intend to maintain our tax treatment as a RIC, we intend to distribute (or be treated as distributing) in each taxable year dividends of an amount equal to at least the sum of 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to U.S. federal income tax on our investment company taxable income and net capital gains that we distribute to shareholders. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:
•98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•100% of any income or gains recognized, but not distributed, in preceding years.
We have previously incurred, and can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A. RISK FACTORS – Risks Related to U.S. Federal Income Tax – We will be subject to U.S federal income tax at corporate rates if we are unable to qualify and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.”

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
Continuous Public Offering
We commenced a continuous public offering of up to $5,000,000,000 of Class S, Class D, and Class I shares of common stock on September 30, 2021. On September 30, 2021, we sold 100 Class I common shares for $1,000 to OTCA. On October 6, 2021, we received subscription agreements totaling $50 million for the purchase of Class I shares of our common stock from entities affiliated with our Adviser. As of December 31, 2022, we had called all of the $50.0 million commitment and commenced our continuous public offering of up to $5,000,000,000 in any combination of Class S, Class D and Class I shares of common stock. On February 3, 2025, we commenced our follow-on offering pursuant to which we are currently offering on a continuous basis up to $5,000,000,000 in any combination of Class S, Class D and Class I common shares.

Since meeting the minimum offering requirement and commencing our continuous public offering through December 31, 2024, we have issued 70,455,404 shares of Class S common stock, 2,817,666 shares of Class D common stock, and 30,414,877 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $726.4 million, $28.7 million, and $311.1 million, respectively, including $1,000 of seed capital contributed by the Initial Shareholder. We have also issued 205,720,089 shares of our Class I common stock in a Private Offering and raised gross proceeds of approximately $2.1 billion.
Distribution Reinvestment Plan
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
Share Repurchase Program
We have commenced a share repurchase program, pursuant to which we intend to conduct quarterly repurchase offers to allow our shareholders to tender their shares at a price equal to the net offering price per share for the applicable class of shares on each date of repurchase. Our share repurchase program includes numerous restrictions that limit an investors ability to sell shares. Our board of directors reserves the right, in its sole discretion, to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase, including whether to limit the number of shares to be repurchased for each class by applying limitations on the number of shares to be repurchased on a per class basis. We intend to limit the number of shares to be repurchased in each period to no more than 5.00% of our outstanding shares of common stock. Repurchases of shares will be made at prices determined by our board of directors, and paid on the date of such repurchase.
Any quarterly repurchase offers will be subject in part to our available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act, the Code and Rule 13e-4 under the Exchange Act, which prevents us from discriminating against shareholders. While we intend to conduct quarterly repurchase offers as described above, we are not required to do so and may amend or suspend the share repurchase program at any time.

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

Term
The Investment Advisory Agreement became effective on November 30, 2021. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of independent directors. On May 6, 2024, the Board approved the continuation of the investment Advisory Agreement.
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

Board Approval of the Investment Advisory Agreement
On May 6, 2024, the Board held a meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters. The Board of Directors was provided with information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs, which could include employees of the Adviser or its affiliates; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.
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
The Administration Agreement became effective on November 30, 2021 and the continuation of the Administration Agreement was approved by the Board on May 6, 2024. Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.
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
Payment of Our Expenses under the Investment Advisory and Administration Agreements
Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs, and as otherwise set forth in the Administrative Agreement). We also bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including Management Fees and Incentive Fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Investment Advisory Agreement and the Administrative Agreement, and (iii) all other costs and expenses of our operations and transactions including, without limitation, those relating to:

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
•costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs);
•costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters;
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
Dealer Manager Agreement
On November 30, 2021, we entered into a Dealer Manager Agreement (the “Dealer Manager Agreement”) with Blue Owl Securities, an affiliate of the Adviser, and we have entered into participating broker-dealer agreements with certain broker-dealers. Under the terms of the Dealer Manager Agreement and the participating broker-dealer agreements, Blue Owl Securities serves as the dealer manager, and certain participating broker-dealers solicit capital, for our public offering of shares of Class S, Class D and Class I common stock. No upfront selling commissions will be paid to the Company or Blue Owl Securities with respect to Class S shares and Class D shares, however, if subscribers purchase Class S shares or Class D shares through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charges to 1.50% of the net offering price per share for each Class D share and 3.50% of the net offering price per share for each Class S share. No upfront selling commissions will be paid in connection with purchases of Class I shares.
Subject to FINRA limitations on underwriting compensation and pursuant to a distribution plan we adopted in compliance with Rules 12b-1 and 17d-3 under the 1940 Act, as if those rules applied to the Company, the Company will pay Blue Owl Securities selling commissions over time as servicing fees for ongoing services rendered to shareholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers:

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

Blue Owl Securities, an affiliate of Blue Owl, is registered as a broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority.
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
Pursuant to the Expense Support Agreement, prior to its termination on March 7, 2023, on a quarterly basis, our Adviser reimbursed us for “Operating Expenses” (as defined below) in an amount equal to the excess of our cumulative distributions paid to our shareholders in each quarter over “Available Operating Funds” (as defined below) received by us on account of our investment portfolio during such quarter. Any payments that our Adviser was required to make pursuant to the preceding sentence are referred to herein as an “Expense Payment”.
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
Our obligation to make Reimbursement Payments, subject to the conditions above, survives the termination of the Expense Support Agreement; however, there are no Reimbursement Payments conditionally due from the Company to the Adviser.
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
(2) The operating expense ratio is calculated by dividing operating expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense by the Company’s net assets.
(3) The operating expense ratio for the period presented rounds to less than 0.01%

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
Affiliated Transactions
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, when such private funds did not have an investment in such existing portfolio companies.
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

Corporate Sustainability
Our and the Adviser’s corporate sustainability efforts seek to deliver positive outcomes for our investors and the communities in which we operate. Our Adviser has made meaningful strides in developing a strategic approach to advancing its corporate sustainability objectives across three priority areas of focus: Responsible Investing, diversity, equity and inclusion (“DEI”) and Citizenship. Our Board receives annual updates on the Adviser’s strategy and initiatives, including ESG-related matters.
Investing Responsibly
We and the Adviser recognize the importance of business relevant ESG issues and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities to manage risk and identify opportunities. Blue Owl adopted an ESG policy, which applies to all asset classes, industries and countries in which Blue Owl does business and the products it manages.
The Adviser believes that incorporating relevant ESG factors into its corporate and investment practices has the potential to meaningfully contribute to our value. The Adviser strives to continuously strengthen its ability to mitigate, manage, and monitor relevant ESG risks and opportunities within our investment portfolios. When the Adviser considers potential investments on our behalf, it seeks to address the relevant ESG considerations, risks and potential rewards related to prospective investments. Further, the Adviser has processes designed to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.
The Adviser believes it is important to consider the multiple ways that climate risk may affect it as an asset manager. Blue Owl has designed an approach to identify, assess and prioritize potential climate-related risks across its operations and investment activity. The Adviser has considered recommendations from the Task Force on Climate-Related Financial Disclosures (“TCFD”) in the design and implementation of its climate risk management program, including topics related to governance, strategy, risk management and metrics.
Diversity, Equity and Inclusion
We and the Adviser are committed to fostering and preserving a culture of diversity, equity and inclusion. The Adviser seeks to create an inclusive, performance-based environment that is supportive of people from all backgrounds. Blue Owl has formalized its approach by adopting a formal DEI policy.
Blue Owl’s DEI strategy centers on the following key concepts and core values:
•Embracing differences. Blue Owl embraces and encourages differences that make individuals unique. Blue Owl believes that a team comprised of individuals with diverse backgrounds, experiences, perspectives and insights is critical to long-term success.
•Strategic priorities. Continuing to develop as a diverse, equitable and inclusive firm is a strategic priority for Blue Owl that it believes can further enhance its work environment and overall business. Blue Owl's commitment to diversity, equity and inclusion is relevant to interactions with its employees, investors, products’ portfolio companies and third-party service providers.
•Leadership. While Blue Owl's ongoing efforts are championed by the Blue Owl founders and executed upon by senior leaders across all business areas of the firm, Blue Owl aims to position support for DEI at the core of its entire employee population. Continuing to develop a diverse, equitable, and inclusive firm is a strategic priority. Blue Owl’s Chief Human Resources Officer is responsible for overseeing its DEI program.
To further foster an inclusive culture, Blue Owl seeks to continue to establish relevant and appropriate employee resource groups, which are open to all employees and aim to build community through shared identities, helping Blue Owl to further its goal of promoting a sense of inclusion and belonging. Blue Owl also works with select partners to provide its employees with access to resources, networks and opportunities for professional development, as well as utilizing the organizations’ job boards to recruit candidates. Additionally, Blue Owl’s summer internship program for college students includes partnerships with organizations that represent students from backgrounds that are often underrepresented in the finance industry. This program includes training, professional development sessions, networking opportunities and mentorship. Blue Owl also offers career development, skill building and mentorship opportunities for its employees. Finally, Blue Owl’s suite of benefits includes primary and secondary parental leave, family planning benefits and stipend and flexible work schedules.

Citizenship
Blue Owl takes its role as a corporate citizen seriously and aims to contribute to meaningful causes to support the communities in which it operates and resides. Blue Owl believes there is an opportunity to “make community our culture” by building a robust citizenship program that is integrated, community-centered, and employee-enriched, including:
•Blue Owl Leads Together, its global employee volunteerism and giving program, allows employees to engage with each other and with the communities in which we live and work;
•Blue Owl Gives, which advances Blue Owl’s philanthropic mission —of unlocking opportunity by providing access to college, to career, and to capital —through strategic nonprofit partnerships; and
•Blue Owl Celebrates, which honors various heritage and affinity months throughout the year by spotlighting important nonprofit causes, profiling opportunities for learning and action, and hosting a variety of guest speakers.
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
A BDC generally is required to meet an asset coverage ratio of the value of total assets to senior securities, which include all of our borrowings and any preferred stock the BDC may issue in the future, or at least 200%. However, certain provisions of the 1940 Act allowed a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 1250% if certain requirements are met. This means that generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain conditions are met and it reduces its asset coverage ratio, a BDC can borrow up to $2 for every $1 of investor equity. The reduced asset coverage requirement permits a BDC to double the amount of leverage it could incur. On September 30, 2021, our Initial Shareholder approved a proposal that allows us to reduce our asset coverage ratio to 150%. As a result, effective on October 1, 2021, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%.
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
Warrants and Options. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) shareholders authorize the proposal to issue such warrants, and the Board approves such issuance on the basis that the issuance is in our best interests and the shareholders best interests and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.
Senior Securities; Coverage Ratio. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if immediately after such borrowing or issuance, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200% (or 150%, if certain requirements are met). This means that generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain requirements are met and it reduces its asset coverage ratio, it can borrow up to $2 for every $1 of investor equity. On September 30, 2021, the Initial Shareholder approved a proposal that allows us to reduce our asset coverage ratio to 150%. As a result, effective on October 1, 2021, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%.
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
Codes of Ethics. We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available on the EDGAR Database on the SEC’s website at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.
Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on the Order that has been granted to OCA and certain of its affiliates, including us, to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ allocation policy incorporates the conditions of the Order and seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by the Adviser or its affiliates over time. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of other Blue Owl Credit Clients and other Blue Owl Clients that avail themselves of the Order.
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
Taxation as a Regulated Investment Company
We have elected to be treated and intend to qualify each year as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we will not be subject to U.S. federal income tax at corporate rates on any ordinary income or capital gains that we timely distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).
If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our income we timely distribute (or are deemed to distribute) to our shareholders. We will be subject to U.S. federal income tax imposed at regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.
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
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships (as defined in the Code),” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•diversify our holdings so that at the end of each quarter of the taxable year:
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
We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount.
Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy the distribution requirements. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax.
Under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax.
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
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely, and use them to offset capital gains. Due to these limits on the deductibility of expenses, over the course of one or more taxable years we may have, for U.S. federal income tax purposes, taxable income that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.
Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty may be 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of or exemption from withholding tax on investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.

If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on any “excess distribution” received on, or any gain from the disposition of such shares. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distributions or gains. This additional tax and interest may apply even if we make a distribution as a taxable dividend by us to our shareholders in an amount equal to (1) any excess distribution, or (2) the gain from the dispositions of such shares. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund”, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize income in excess of distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.
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
If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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
•The current period of capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
•Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations
We are subject to risks related to our business and operations.
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
•We have invested and may continue to invest through joint ventures, partnerships and other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
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
•We and our portfolio companies are, and will continue to be, exposed to risks associated with changes in interest rates.
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
•We will be subject to U.S. federal income tax if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
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
The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict (including, for example, the ongoing war between Russia and Ukraine and conflict in the Middle East and Northern Africa region), terrorist acts, security operations and catastrophic events, natural disasters such as fires, floods, earthquakes, tornadoes, hurricanes, global health epidemics, pandemics and emergencies, fluctuations in interest rates, strikes, work stoppages, labor shortages, labor disputes, supply chain disruptions and accidents), may disrupt our operations, contribute to increased market volatility, have long term effects on the United States and worldwide financial markets, and cause economic uncertainties or deterioration in the United States and worldwide. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.
Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, which can last many years and have negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. The United States has recently enacted and proposed to enact significant new tariffs. Additionally, the new U.S. Presidential administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. Global health emergencies, natural disasters, strikes, work stoppages or accidents could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. Additionally, social unrest and other political and security concerns may not abate, may worsen and could spread. Losses from terrorist attacks, global health emergencies, natural disasters, strikes, work stoppages or accidents are generally uninsurable.

The current period of capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
In recent years, the U.S. corporate debt markets have experienced disruption resulting from the COVID-19 pandemic and an inflationary economic environment. These market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being in an elevated rate environment. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.
Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations and cause our net asset value to decline. In addition, adverse or volatile market conditions may make equity capital difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our shareholders and independent directors.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty in connection with economic sanctions resulting from the ongoing war between Russia and Ukraine, uncertainty around the conflict in the Middle East, and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.
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
The occurrence of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including elevated interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing.
These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies operate in industries that have been, or may be, impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in the costs of their operations along to their customers, it could adversely affect their operating results. Such conditions would increase the risk of default on their obligations as a borrower. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. Any decreases in the fair value of our investments could result in future realized or unrealized losses.

Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.
Fluctuations in interest rates could have a dampening effect on overall economic activity, the financial condition of our portfolio companies and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect our business, financial condition or results of operations. The Federal Reserve decreased the federal funds rate twice in 2024. Although the Federal Reserve has signaled the potential for additional federal funds rate cuts, there remains uncertainty around the rate and timing of decreases, including as a result of the transition to the new U.S. Presidential administration.

Uncertainty surrounding future Federal Reserve actions may have a material effect on our business making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions.

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limits. If a depository institution fails to return these deposits or is otherwise subject to adverse conditions in the financial or credit markets, our access to invested cash or cash equivalents could be limited which adversely impact our results of operations or financial condition.

Risks Related to Our Business

We have a limited operating history.
We were formed June 22, 2021, and are subject to the business risks and uncertainties associated with any business with a limited operating history, including the risk that we will not achieve or sustain our investment objective and that the value of your investment could decline substantially or your investment could become worthless.

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
Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, the management fee will be payable based on our average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, which may give our Adviser an incentive to use leverage to make additional investments. See “—Our Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking or speculative investments, or cause our Adviser to use substantial leverage.” The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us, which could affect our return on capital. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-24.4%	-15.3%	-6.2%	2.9%	12.0%
(1) Assumes, as of December 31, 2024 (i) $5.5 billion of total assets, (ii) $2.3 billion in outstanding indebtedness (iii) $3.0 billion in net assets and (iv) weighted average interest rate, excluding amortization of financing costs of 8.2%.

See "ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION and RESULTS OF OPERATIONS - Financial Condition, Liquidity, and Capital Resources" for more information regarding our borrowings.

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
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. Our credit facilities, notes and CLOs currently expire between July 2026 and January 2034. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition. See “—The current period of capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.”

Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.
We do not have any employees. Additionally, we have no internal management capacity other than our appointed executive officers and will be dependent upon the investment expertise, skill and network of business contacts of our Adviser to achieve our investment objective. Our Adviser evaluates, negotiates, executes, monitors, and services our investments. Our success depends to a significant extent on the continued service and coordination of our Adviser, including its key professionals. The departure of a significant number of key professionals from our Adviser could have a material adverse effect on our ability to achieve our investment objective.
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
In addition, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by us on 60 days’ notice without penalty by the vote of a Majority of the Outstanding Shares of our common stock or by the vote of our independent directors and generally may be terminated at any time, without penalty, by our Adviser upon 120 days' notice to us. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of shareholders and our Board to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under our indebtedness and pay distributions, are likely to be adversely affected, and the value of our common stock may decline.

Because our business model depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
Blue Owl depends on its relationships with corporations, financial institutions and investment firms, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to clients, fund investor liquidity, fund terms (including fees and economic sharing arrangements), brand recognition and business reputation. If Blue Owl fails to maintain its reputation it may not be able to maintain its existing relationships or develop new relationships or sources of investment opportunities, and we may not be able to grow our investment portfolio. In addition, individuals with whom Blue Owl has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
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
We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the other Blue Owl Credit Clients or other funds managed by our Adviser or its affiliates comprising Blue Owl’s Credit platform, the private funds managed by Blue Owl’s GP Strategic Capital platform and the funds and accounts managed by Blue Owl’s Real Assets platform, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle-market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.
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
•Some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds than us, which could allow them to consider a wider variety of investments and to bid more aggressively than us or to agree to less restrictive legal terms and protections for investments that we want to make; and
•Some of our competitors may be subject to less regulation or fewer conflicts of interest and, accordingly, may have more flexibility to undertake and execute certain businesses or investments than we do, bear less compliance expense than we do or be viewed differently in the marketplace.
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
We have adopted a policy to invest, under normal circumstances, at least 80% of the value of our assets in technology-related companies. Other than with respect to this policy, which may only be changed with 60 days’ prior notice to our shareholders, the Board has the authority to modify or waive current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our securities. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds of the Private Offering and may use the net proceeds from the Private Offering in ways with which our investors may not agree.

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
We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial offering, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our securities less attractive because we will rely on some or all of these exemptions.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of such extended transition periods.

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

We are subject to risks associated with the market’s limited experience with SOFR, which will affect our cost of capital and results of operations.
We historically used the London Inter-Bank Offered Rate (“LIBOR”) as a reference rate in the loans we extended to our portfolio companies. The terms of our debt investments generally included minimum interest rate floors which were calculated based on LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority, as supervisor of ICE Benchmark Administrator (“IBA”), the administrator of LIBOR announced that it would phase out LIBOR by the end of 2021(later extended to the end of June

2023 for USD LIBOR only). IBA ceased publishing GBP, EUR, CHF and JPY LIBOR rates on January 1, 2022 and ceased publishing overnight and 12-month USD LIBOR on June, 30 2023.
In January 2023, the Federal Reserve adopted a final rule implementing the U.S. Adjustable Interest Rate Act of 2022 (the “LIBOR Act”) that, among other things, identifies the applicable SOFR-based benchmark replacements under the LIBOR Act.
Beginning in the first quarter of 2022, we transitioned any LIBOR-based investments to SOFR and currently none of our investments are indexed to LIBOR.
SOFR is considered to be a risk-free rate, and USD LIBOR was a risk weighted rate. Thus, SOFR tends to be a lower rate than USD LIBOR, because SOFR does not contain a risk component. This difference may negatively impact our net interest margin of our investments. Also, the use of SOFR based rates is relatively new, and market experience with SOFR based rate loans is limited. There could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. This could result in increased borrowing costs for us or could adversely impact the interest income we receive from our portfolio companies or the market value of our investments.

Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing the ability to conduct business effectively.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Additionally, cyber-attacks and other security threats have become increasingly complex as a result of the emergence of new technologies, such as artificial intelligence, which are able to identify and target new vulnerabilities in information technology systems.
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
In addition, cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, and personally identifiable information and other sensitive information that we collect and store in our data centers, on our cloud environments and on our networks. We may also invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of fund investor, employee or other personally identifiable or, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance (or the negligence or malfeasance of third party service providers that have access to such confidential information) or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations.
As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers. We cannot guarantee that third parties and infrastructure in our networks or our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support our services. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place.
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
Our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Recently, the SEC adopted new rules related to cybersecurity risk management for registered investment advisers, registered investment companies and business development companies, as well as amendments to certain rules that govern investment adviser and fund disclosures. In July 2023, the SEC adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023 and beginning with Form 8-Ks on December 18, 2023. The SEC has also particularly focused on cybersecurity, and we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures as a result. We also expect to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management.
Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and/or information security to which we may be subject (collectively, “Privacy Laws”). Compliance with applicable Privacy Laws may require adhering to stringent legal and operational requirements, which could increase compliance costs for us and require the dedication of additional time and resources to compliance. A failure to comply with applicable Data Protection Legislation could result in fines, sanctions, enforcement actions or other penalties or reputational damage. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Division of Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
There may be substantial financial penalties or fines for a failure to comply with applicable Privacy Laws (which may include insufficient security for our personal or other sensitive information). For example, failure to comply with Regulation (EU) 2016/679 (the “GDPR”) and the GDPR as it forms part of the laws of England and Wales, Scotland and Northern Ireland (the “UK GDPR”) could (in the worst case) attract regulatory penalties up to the greater of (i) 20 million Euros in respect of the GDPR / £17.5 million in respect of the UK GDPR (as applicable), and (ii) 4% of group annual worldwide turnover, as well as the possibility of other enforcement actions (such as suspension of processing activities and audits), and liabilities from third-party claims.
Our operations will be impacted by a growing movement to adopt comprehensive privacy and data protection laws similar to the GDPR, including in the U.S., where such laws focus on privacy as an individual right in general. For example, the State of California passed the California Consumer Privacy Act of 2018 (as amended, the “CCPA”), which took effect on January 1, 2020. The CCPA generally applies to businesses that collect personal information about California consumers and meet certain thresholds with respect to revenue or buying and/or selling consumers’ personal information. The CCPA imposes stringent legal and operational obligations on such businesses as well as certain affiliated entities that share common branding. The CCPA is enforceable by the California Attorney General. Additionally, if unauthorized access, theft, or disclosure of a consumer’s personal information occurs, and the business did not maintain reasonable security practices, consumers could file a civil action (including a class action) without having to prove actual damages. Statutory damages range from $100 to $750 per consumer per incident, or actual damages, whichever is greater. The California Attorney General also may impose civil penalties ranging from $2,500 to $7,500 per violation. Further, California passed the California Privacy Rights Act of 2020 (the “CPRA”) to amend and extend the protections of the CCPA. Under the CPRA, which became effective on January 1, 2023, California established a new state agency focused on the enforcement of its privacy laws, leading to greater levels of enforcement and greater costs related to compliance with the CCPA and CPRA.
Other jurisdictions, including other states in the United States, have either passed, proposed, adopted or are considering similar laws and regulations to the CCPA, CPRA and GDPR, which could impose similarly significant costs, potential liabilities and operational and legal obligations. Further, the fund’s portfolio companies and/or each of their affiliates are subject to regulations related to privacy, data protection and information security in the jurisdictions in which they do business. Such laws and regulations vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens and the potential for significant liability on regulated entities.
Non-compliance with any applicable Privacy Laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. Breaches in security could potentially jeopardize our, our employees’ or our product investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our computer systems and networks (or those of our third party vendors), or otherwise cause interruptions or malfunctions in our, our employees’, our product investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our product investors and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of product investors or clients.
Finally, there continues to be significant evolution and developments in the use of artificial intelligence technologies, such as ChatGPT. We cannot fully determine the impact or cybersecurity risk of such evolving technology to our business at this time. We may incorporate, directly or through third-party vendors, the use of artificial intelligence (“AI”) into our business and operations, and anticipate that usage and adoption of AI in the marketplace will continue to grow. As with many disruptive innovations, AI presents risks and challenges that could affect its accuracy adoption and therefore our business. While we intend the use of any AI to make processes more efficient, AI models may not achieve sufficient levels of accuracy. AI algorithms may be flawed, the datasets on which such algorithms are trained may be insufficient, raise privacy concerns or contain biased information, which could undermine the decisions, predictions or analysis of AI applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm. A number of jurisdictions have passed laws and implemented regulations, or are considering the same, related to the use of AI and affecting AI companies, which could limit or adversely affect our business. Further, we may not be able to control how third-party AI technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions.

We and our portfolio companies are subject to increasing scrutiny from certain investors, third party assessors and our shareholders with respect to ESG-related topics.
We and our portfolio companies face increasing scrutiny from certain investors, third party assessors that measure companies’ ESG performance and our shareholders related to ESG-related topics, including in relation to diversity and inclusion, human rights, environmental stewardship, support for local communities, corporate governance and transparency. For example, we and the companies in which we invest risk damage to our brands and reputations if we or they do not act (or are perceived to not act) responsibly either with respect to responsible investing processes or ESG-related practices. Adverse incidents related to ESG practices could impact the value of our brand or the companies in which we invest, or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations. Further, there can be no assurance that any of our Adviser’s ESG initiatives, or commitments will meet the standards or expectations of our shareholders or other stakeholders. There can be no assurance that our Adviser will be able to accomplish any goals related to responsible investing or ESG practices, as statements regarding its ESG and responsible investing commitments and priorities reflect its current estimates, plans and/or aspirations and are not guarantees that it will be able to achieve them within the timelines announced or at all. Additionally, the Adviser may determine in its discretion that it is not feasible or practical to implement or complete certain aspects of its responsible investing program or ESG initiatives based on cost, timing or other considerations.
In recent years, certain investors have placed increasing importance on policies and practices related to responsible investing and ESG for the products to which they commit capital, and investors may decide not to commit capital to future fundraises based on their assessment of the Adviser’s approach to and consideration of ESG-related issues or risks. Similarly, a variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If the Adviser’s responsible investing or ESG-related practices or ratings do not meet the standards set by such investors or organizations, or if the Adviser receives a negative rating or assessment from any such organization, or if the Adviser fail, or is perceived to fail, to demonstrate progress toward its ESG priorities and initiatives, they may choose not to invest in us, and we may face reputational damage. Similarly, it is expected that investor and/or shareholder demands will require the Adviser to spend additional resources and place increasing importance on business relevant ESG factors in its review of prospective investments and management of existing ones. Devoting additional resources to our responsible investing or ESG-related practices could increase the amount of expenses we or our investments are required to bear. For example, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. To the extent our access to capital from investors focused on ESG ratings or ESG-related matters is impaired, we may not be able to maintain or increase the size of our existing products or raise sufficient capital for new products, which may adversely affect our revenues. Further, growing interest on the part of investors and regulators in ESG-related topics and themes and increased demand for, and scrutiny of, ESG-related disclosure by asset managers, have also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the ESG-related investment strategies of their and their funds’ responsible investing or ESG-related efforts or initiatives, or “greenwashing.” This risk may also materialize where ESG-related statements and/or disclosures made by our portfolio companies are materially inconsistent with our ESG-related statements or disclosures, including those made on a voluntary basis or pursuant to any applicable regulation, such as Regulation EU 2019/2088 on sustainability-related disclosures in the financial services sector (“SFDR”) or the Corporate Sustainability Reporting Directive (“CSRD.”) Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.
At the same time, various stakeholders may have differing approaches to responsible investing activities or divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. A growing number of states have enacted or proposed “anti-ESG” policies, legislation, issued related legal opinions and engaged in related litigation. For example: (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively affect the results of operations or cash flow. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. In addition, state attorneys general, among others, have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate DEI practices increasing throughout 2024. Additionally, in

January 2025, the new U.S. Presidential administration signed a number of executive orders focused on DEI (the “Executive Orders”), which include a broad mandate to eliminate federal DEI programs and a caution to the private sector to end what may be viewed as illegal DEI discrimination and preferences. The Executive Orders also indicate upcoming compliance investigations of private entities, including publicly traded companies, and changes to federal contracting regulations. If the Adviser does not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation and/or constrain our investment and fundraising opportunities. Such scrutiny of both ESG and DEI related practices could expose the Adviser to the risk of investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us.

We are subject to increasing scrutiny with respect to ESG-related issues and the regulatory disclosure landscape surrounding related topics continues to evolve.
Responsible investing, ESG practices and ESG-related disclosures have been the subject of increased focus by certain regulators, and regulatory initiatives related to ESG-specific topics that are applicable to us, our products and our products’ portfolio companies could adversely affect our business. There has been a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, including in the United States, the European Union and the United Kingdom.
For example, in March 2024, the SEC adopted final rules intended to enhance and standardize climate-related disclosures; however, these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. Further, the SEC sometimes reviews compliance with ESG commitments in examinations, and it has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors.
In addition, in October 2023, California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of climate-related claims, including the use of voluntary carbon credits to achieve such claims. From a European perspective, the European Union has adopted legislation aimed at increasing transparency for investors of sustainability-related policies, processes, performance and commitments which apply to certain of our products, including , without limitation: (a) the SFDR, for which most rules took effect beginning on March 10, 2021 and (b) Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment, and amending the SDFR. Further, the European Commission is currently considering whether to propose further changes or amendments to the SFDR and the associated regulatory framework. Relatedly, the European Securities and Markets Authority (“ESMA”) has identified promoting transparency through effective sustainability disclosures and addressing greenwashing as one of its key priorities per ESMA’s sustainable finance roadmap and strategy. ESMA has also introduced guidelines on funds with ESG, impact, transition or sustainability-related terms in their names.
There are still some uncertainties regarding the operation of some of these requirements and how they might evolve, and an established market practice is still being developed in certain cases, which can lead to diverging implementation and/or operationalization, data gaps or methodological challenges which may affect our ability to collect relevant data. These regimes continue to evolve and there is still a lack of clarity and established practice around the approach to their supervision and enforcement, which may vary across national competent authorities. There is a risk that a development or reorientation in the regulatory requirements or market practice in this respect could be adverse to our investments if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or perceived “greenwashing.” Compliance with requirements of this nature may also increase risks relating to financial supervision and enforcement action. There is the additional risk that market expectations in relation to certain commitments under the SFDR, such as disclosures made in relation to financial products, could adversely affect our ability to raise capital, especially from EEA investors.
There are a variety of other regulatory initiatives related to ESG-specific topics that may be applicable to us, our products or our products’ portfolio companies. For example, on January 5, 2023, the CSRD came into effect. The CSRD amends and strengthens the rules introduced on sustainability reporting for companies, banks and insurance companies under the Non-Financial Reporting Directive (2014/95/EU) (“NFRD”). The CSRD requires a much broader range of companies, including non-EU companies with significant turnover and a legal presence in EU markets, to produce detailed and prescriptive reports on sustainability-related matters within their financial statements. Although we are not currently directly in-scope of CSRD, it is possible that we may become subject to CSRD. This may result in additional compliance burdens and increased legal, accounting and compliance costs and enhanced disclosure obligations.
In November 2023, the Sustainability Labelling and Disclosure of Sustainability-Related Financial Information Instrument 2023 (“SDR”) introduced sustainability disclosure requirements, voluntary investment product labels and an ‘anti-greenwashing’ rule. The anti-greenwashing rule applies to all UK-authorized firms in relation to sustainability-related claims made in their communications, and/or communications of financial promotions with, clients in the UK. The balance of the new regime is currently directed at UK investment funds and UK-regulated asset management firms as well as distributors of such funds; however, the FCA consulted in Spring 2024 as to whether to extend the SDR to portfolio management, and the UK Government also announced in May 2024 its intention to launch a consultation on whether to extend the scope of SDR to overseas funds.
In Asia, examples of ESG-related regulations including those by regulators in Singapore and Hong Kong have released guidelines for asset managers to integrate climate risk considerations in investment and risk management processes, together with enhanced disclosure and reporting and have also issued enhanced rules for certain ESG funds on general ESG risk management and disclosure.
As a result of these and other legislative and regulatory initiatives, and as our business grows through acquisition activity or changes to our structure, we or the Adviser may be required to provide additional disclosure to our investors with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs to funds and/or fund managers because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, funds and/or fund managers may be required to engage third party advisers and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that we may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect us.

Risks Related to Our Adviser and Its Affiliates

Our Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking or speculative investments, or cause our Adviser to use substantial leverage.
Our Adviser and its affiliates receive fees from us in return for their services. These fees may include certain incentive fees based on the amount of appreciation of our investments and arrangement, structuring or similar fees from portfolio companies in which we invest. These fees could influence the advice provided to us or create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such incentive fees. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to our Adviser. The way in which the incentive fee is determined may encourage our Adviser to use leverage to increase the leveraged return on our investment portfolio.
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
Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the Blue Owl Credit Clients, that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by our Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the Technology Lending Investment Committee or our affiliates are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance.

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
Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, insurance companies, co-invest vehicles and certain high net worth individuals), including the Blue Owl Credit Clients, and we may compete for capital and investment opportunities with these entities, certain conflicts of interest are present. These include conflicts of interest relating to the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; restrictions on our Adviser’s use of “inside information” with respect to potential investments by us; the allocation of certain expenses; and cross transactions.
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

Reductions, waivers or absorptions of fees and costs can temporarily result in higher returns to shareholders than they would otherwise receive if full fees and costs were charged.
The Adviser and its affiliates are permitted to reduce, waive or absorb some of the fees or costs otherwise due by us. While this activity can be seen as friendly to shareholders, reductions, waivers and absorptions of fees and costs result in higher returns to shareholders than such shareholders would receive if full fees and costs were charged. There is no guarantee that any reductions, waivers or absorptions will occur in the future, and any reductions, waivers and absorptions are entirely at the discretion of the Adviser.

Products within Blue Owl’s Real Assets platform may enter into sale lease-back transactions with our portfolio companies or with borrowers under our credit facilities.
From time to time, companies in which we have invested or may invest, may enter into sale-leaseback transactions with products within Blue Owl’s Real Assets platform. As a result of these arrangements we could be a creditor to, or equity owners of, a company at the same time that company is a tenant of a product within Blue Owl’s Real Assets platform. If such a company were to encounter financial difficulty or default on its obligations as a borrower, our Adviser could be required to take actions that may be adverse to those of Blue Owl’s Real Assets platform in enforcing our rights under the relevant facilities or agreements, or vice versa. This could lead to actual or perceived conflicts of interest.

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
We rely on an order for exemptive relief (as amended, the “Order”), which has been granted to OCA and certain of its affiliates, including us, on which we are permitted to rely, by the SEC that permits us to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain Affiliated Funds, when such private funds are not invested in such existing portfolio company.
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
Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement (and, separately, under the Administration Agreement), and it will not be responsible for any action of our Board in declining to follow our Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Adviser will not be liable to us for their acts under the Investment Advisory Agreement, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of their duties. We have also agreed to indemnify, defend and protect our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of our Adviser not arising out of criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of their duties. However, in accordance with Section 17(i) of the 1940 Act, neither our Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives may be protected against any liability to us or our investors to which it would otherwise be subject by reason of criminal conduct, willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of its office. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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
In addition, as market conditions permit, we have and may continue to securitize our loans to generate cash for funding new investments. To securitize loans, we have and may continue to create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. We have and may continue to retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. See “— We are subject to certain risks as a result of our interests in the CLO Preferred Shares”; “The subordination of the CLO Preferred Shares will affect our right to payment”; and “The CLO Indenture requires mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.”

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

We have invested and may continue to invest through joint ventures, partnerships and other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
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
We have pursued and may continue to pursue growth through strategic investments in new businesses, including through investments in our specialty finance vehicles. Completion and timing of any such strategic investments may be subject to a number of contingencies, including the uncertainty in reaching a commercial agreement with our counterparty, our ability to obtain required board, shareholder and regulatory approvals, as well as any required financing (or the risk that these are obtained subject to terms and conditions that are not anticipated). We may not be required to announce an acquisition or strategic transaction until a definitive agreement is reached and the announcement or consummation of any such transaction may adversely impact our business relationships or engender competitive responses.
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
Our investments may consist of broadly syndicated loans that were not originated by us. Under the documentation for such loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. Accordingly, we may be precluded from directing such actions unless we or our investment adviser is the designated administrative agent or collateral agent or we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure shareholders that the actions taken will be in our best interests.
There is also a risk that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.
In addition, a significant number of high yield loans in the market, in particular the broadly syndicated loan market, may consist of “covenant-lite” loans. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Ownership of “covenant-lite” loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.

Our investments are concentrated in technology-related industries, some of which are subject to extensive government regulation, which exposes us to the risk of significant loss if any of these industry sectors experiences a downturn.
A consequence of our investment strategy is that our investment returns will be materially and adversely affected if the companies or the industries we target perform poorly. Beyond the asset diversification requirements to which we will be subject as a RIC and the policy we expect to adopt to invest, under normal circumstances, at least 80% of the value of our assets in technology-related companies, we do not have fixed guidelines for diversification or limitations on the size of our investments in any one company and our investments could be concentrated in relatively few industries.
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
As of December 31, 2024, our investments in systems software and application software represented 16.1% and 12.4% of our portfolio at fair value, respectively. Our investments in these industries are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing these industries and, and interpretations thereof, may change frequently, the risk of defending against litigation claims based on allegations of infringement or other violations of intellectual property, the risk that portfolio companies may be unable to attract and retain qualified skilled IT personnel and software developers, the risk that rapid technological change, evolving industry standards and practices, and changing customer needs may negatively affect our portfolio companies and sensitivity to general economic conditions and cyclical demand.
As of December 31, 2024, our investments in health care technology represented 13.0% of our portfolio at fair value. Our investments in health care technology are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices.

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
Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. In some instances a borrower may engage in liability management exercises with certain of its investors who agree to provide additional capital or capital on modified terms in exchange for a superior position in the portfolio company’s capital structure. In such instances, the collateral securing our investment may be reduced or our lien may be further subordinated. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.

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
If we invest in instruments issued by publicly-held companies, we may be subject to risks that differ in type or degree from those involved with investments in privately-held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such instruments at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. In addition, to the extent we invest in publicly traded debt instruments, we may not be able to obtain financial covenants or other contractual rights that we might otherwise be able to obtain when making privately-

negotiated investments. We may not have the same access to information in connection with investments in public debt instruments that we would expect to have in connection with privately-negotiated investments. If we or our Adviser were deemed to have material, nonpublic information regarding the issuer of a publicly traded instrument in which we have invested, we may be limited in our ability to make new investments or sell existing investments in such issue.

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

To the extent original issue discount (“OID”) and payment-in-kind (“PIK”) interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.
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
The net proceeds from the sale of our shares will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as base management fees, incentive fees, other fees and distributions. We generally are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our tax treatment as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders. See “—If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.”

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

We and our portfolio companies are, and will continue to be, exposed to risks associated with changes in interest rates.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our portfolio company investments and our investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our net asset value. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as the SOFR, the SONIA, the Euro Interbank Offered Rate, the Federal Funds rate or Prime rate. Increases in interest rates have made and may continue to make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and may increase defaults even where our investment income increases. Elevated interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates have increased and the corresponding risk of default by borrowers has increased, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. All of these risks may be exacerbated when interest rates rise rapidly and/or significantly. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.
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
Portions of our investment portfolio and our borrowings have floating rate components. As a result, the recent significant changes in market interest rates have increased our interest expense as has the incurrence of additional fixed rate borrowings. In periods of elevated interest rates, such as in the current market, our cost of funds increases, which tends to reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. In addition, our interest expense may not decrease at the same rate as overall interest rates because of our fixed rate borrowings, which could lead to greater declines in our net investment income. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
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

We may expose ourselves to risks if we engage in risk management activities.
We may enter into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counter-party credit risk. The scope of risk management activities we undertake varies based on the level of interest rates, prevailing foreign currency exchange rates, the types of investments that are made and other changing market conditions. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.
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
The Dodd-Frank Act and the CFTC enacted and the SEC has issued rules to implement, broad new regulatory and structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.
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
In addition, as a result of rules adopted by U.S. and foreign regulators concerning certain financial contracts, including OTC derivatives, entered into with counterparties that have been designated as global systemically important banking organizations, we may be restricted in our ability to terminate such contracts following the occurrence of certain insolvency-related default events. Transactions with these counterparties, therefore, carry heighted risk in the event that the counterparty defaults on its obligations to us.

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

We are subject to certain risks as a result of our interests in the CLO Preferred Shares.
Under the terms of the loan sale agreement entered into in connection with our debt securitization transaction with respect to the CLO (the “CLO Transaction”), we and certain financing subsidiaries sold and/or contributed to the issuer in connection with the CLO Transaction (the "CLO Issuer"), all of the ownership interest in the portfolio loans and participations held by the CLO Issuer on the closing date for the CLO Transaction for the purchase price and other consideration set forth in such loan sale agreement. As a result of the CLO Transaction, we hold all of the preferred shares issued by the CLO Issuer (the “CLO Preferred Shares”). In the case of CLO Issuer organized in Delaware, we own the equity interests of such CLO Issuer (i.e., the CLO Preferred Shares). As a result, we expect to consolidate the financial statements of the CLO Issuer in our consolidated financial statements. However, once sold or contributed to a CLO Issuer, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transaction resulted in us holding equity interests in the CLO Issuer, with the CLO Issuer holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the Preferred Shares and, indirectly, the risks and benefits associated with the underlying loans and participation interests held by the CLO Issuer. In addition, our ability to sell, amend or otherwise modify an underlying loan held by a CLO Issuer is subject to certain conditions and restrictions under the applicable CLO Transaction, which may prevent us from taking actions that we would take if we held such underlying loan directly.

The subordination of the CLO Preferred Shares will affect our right to payment.
The CLO Preferred Shares are subordinated to the notes issued and amounts borrowed by the CLO Issuer and CLO Co-Issuer, as applicable (collectively, the “CLO Debt”), respectively, and certain fees and expenses. If an overcollateralization test or an interest coverage test is not satisfied as of a determination date, the proceeds from the underlying loans otherwise payable to a CLO

Issuer (which such CLO Issuer could have distributed with respect to the CLO Preferred Shares of such CLO Issuer) will be diverted to the payment of principal on the CLO Debt of such CLO Issuer. See “—The CLO Indentures require mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.”
On the scheduled maturity of the CLO Debt of a CLO Issuer or if such CLO Debt is accelerated after an event of default, proceeds available after the payment of certain administrative expenses will be applied to pay both principal of and interest on the such CLO Debt until such CLO Debt is paid in full before any further payment will be made on the CLO Preferred Shares of such CLO Issuer. As a result, such CLO Preferred Shares would not receive any payments until such CLO Debt is paid in full and under certain circumstances may not receive payments at any time.
In addition, if an event of default occurs and is continuing with respect to the CLO Debt of a CLO Issuer, the holders of such CLO Debt will be entitled to determine the remedies to be exercised under the indenture pursuant to which such CLO Debt was issued (the“CLO Indenture”). Remedies pursued by the holders of CLO Debt could be adverse to our interests as the holder of CLO Preferred Shares, and the holders of CLO Debt will have no obligation to consider any possible adverse effect on such our interest or the interest of any other person. See “ —The holders of certain CLO Debt will control many rights under the CLO Indenture and therefore, we will have limited rights in connection with an event of default or distributions thereunder.”
The CLO Preferred Shares represent leveraged investments in the underlying loan portfolio of the applicable CLO Issuer, which is a speculative investment technique that increases the risk to us as the owner of the CLO Preferred Shares. As the junior interest in a leveraged capital structure, the CLO Preferred Shares will bear the primary risk of deterioration in the performance of the applicable CLO Issuer and its portfolio of underlying loans.

The holders of certain CLO Debt will control many rights under the CLO Indenture and therefore, we will have limited rights in connection with an event of default or distributions thereunder.
Under the CLO Indenture, as long as any CLO Debt of the CLO Issuer is outstanding, the holders of the senior-most outstanding class of such CLO Debt will have the right to direct the trustee or the CLO Issuer to take certain actions under the CLO Indenture or any related credit agreement. For example, these holders will have the right, following an event of default, to direct certain actions and control certain decisions, including the right to accelerate the maturity of applicable CLO Debt and, under certain circumstances, the liquidation of the collateral. Remedies pursued by such holders upon an event of default could be adverse to our interests.
Although we, as the holder of the CLO Preferred Shares, will have the right, subject to the conditions set forth in the CLO Indenture, to purchase assets in any liquidation of assets by the collateral trustee, if an event of default has occurred and is continuing, we will not have any creditors’ rights against the applicable CLO Issuer and will not have the right to determine the remedies to be exercised under the CLO Indenture. There is no guarantee that any funds will remain to make distributions to us as the holder of the CLO Preferred Shares following any liquidation of assets and the application of the proceeds from such assets to pay the applicable CLO Debt and the fees, expenses, and other liabilities payable by the CLO Issuer.

The CLO Indenture requires mandatory redemption of the CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.
Under the CLO Indenture governing the CLO Transaction, there are two coverage tests applicable to CLO Debt. The first such test, the interest coverage test, compares the amount of interest proceeds received and, other than in the case of defaulted loans, scheduled to be received on the underlying loans held by the CLO Issuer to the amount of interest due and payable on the CLO Debt of the CLO Issuer and the amount of fees and expenses senior to the payment of such interest in the priority of distribution of interest proceeds. To satisfy this test interest received on the portfolio loans held by the CLO Issuer must meet a minimum percentage under the CLO Indenture for the respective class or classes of the amount equal to the interest payable on the CLO Debt of the CLO Issuer for such class or classes, plus the senior fees and expenses.
The second such test, the overcollateralization test, compares the adjusted collateral principal amount of the portfolio of underlying loans of the CLO Issuer to the aggregate outstanding principal amount of the CLO Debt of the CLO Issuer. To satisfy this second test at any time, this adjusted collateral principal amount must meet a minimum percentage under the applicable CLO Indenture for the respective class or classes. In this test, certain reductions are applied to the principal balance of underlying loans in connection with certain events, such as defaults or ratings downgrades to “CCC” levels or below with respect to the loans held by the CLO Issuer. These adjustments increase the likelihood that this test is not satisfied.
If either coverage test with respect to a CLO Transaction is not satisfied on any determination date on which such test is applicable, the CLO Issuer must apply available amounts to redeem its CLO Debt in an amount necessary to cause such test to be satisfied. This would reduce or eliminate the amounts otherwise available to make distributions to us as the holder of the CLO Preferred Shares of the CLO Issuer.

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
Global climate change is widely considered to be a significant threat to the global economy. We and the companies in which we invest may face risks associated with climate change, including physical risks such as an increased frequency or severity of extreme weather events and rising sea levels and temperatures. In addition, climate change may also impact our profitability and costs, as well as pose systemic risks for our businesses and those of the companies in which we invest. For example, to the extent weather conditions are affected by climate change, energy use by us or the companies in which we invest could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of us or the companies in which we invest. On the other hand, a decrease in energy use due to weather changes may affect the financial condition of some of the companies in which we invest through decreased revenues. Additionally, extreme weather conditions in general require more system backup, adding to costs, including costs of insurance (particularly for real estate in certain regions), and can contribute to increased system stresses, including service interruptions.
The United States is currently a party to the Paris Agreement, which includes commitments from countries to reduce their greenhouse gas emissions, among other commitments. While the new U.S. Presidential administration recently announced the United States’ withdrawal from the Paris Agreement, this withdrawal is not expected to go into affect until early 2026. In addition, various other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our business operations, products and products’ portfolio companies to other types of transition risks, such as: (i) political and policy risks, (including changing regulatory incentives, and legal requirements including with respect to greenhouse gas emissions that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks (including changing legal requirements that could result in increased permitting, tax and compliance costs, enhanced disclosure obligations, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks (including declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions), (iv) business trend risks (including requirements for certain portfolio companies related to capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations, and the increased attention to ESG considerations by our investors including in connection with their determination of whether to invest), and (v) potential harm to our reputation if our shareholders believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of portfolio, our new investments or the decisions we make to continue to conduct or change our activities in response to climate change considerations.

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

Our shares are not listed on an exchange or quoted through a quotation system and may not be listed for the foreseeable future, if ever. Therefore, our shareholders will have limited liquidity.
Our shares are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. Our common stock will not be registered under the Securities Act, or any state securities law and will be restricted as to transfer by law and the terms of our charter. Shareholders generally may not sell, assign or transfer their shares without prior written consent of our Adviser, which our Adviser may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, shareholders are not entitled to redeem their shares of our common stock. Shareholders must be prepared to bear the economic risk of an investment in us for an indefinite period of time.
We do not know at this time what circumstances will exist in the future and therefore we do not know what factors our Board will consider in determining whether to conduct an Exchange Listing. If we do undertake an Exchange Listing, we cannot assure you a public trading market will develop or, if one develops, that such trading market can be sustained. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of closed-end investment companies and BDCs frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock, if listed on a national securities exchange, will trade at, above or below net asset value.

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
We intend to repurchase a portion of the shares of our common stock, and if we do, we expect that only a limited number of shares will be eligible for repurchase. In addition, any such repurchases will be at a price equal to the net offering price per share on each Repurchase Date. As a result, the price at which we repurchase shares may be at a discount to the price at which you purchased shares of common stock in our offering. The share repurchase program, will include numerous restrictions that limit your ability to sell your shares, and share repurchases may not be available each month. For example, to the extent we choose to repurchase shares in any particular period, we intend to limit the number of shares to be repurchased in each period to no more than 5.00% of our outstanding shares of common stock. Our board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying the limitations on the number of shares to be repurchased on a per class basis. Economic events affecting the U.S. economy, such as volatility in the financial markets, inflation, higher interest rates or global or national events that are beyond our control, could cause an increased number of shares to be put to us for repurchase. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-serve basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law. These limits may prevent us from accommodating all repurchase requests made in any month.
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
Our shareholders do not have preemptive rights to purchase any shares we issue in the future. Our charter authorizes us to issue up to 3 billion shares of common stock. Pursuant to our charter, a majority of our entire Board may amend our charter to increase the number of shares of common stock we may issue without shareholder approval. Our Board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.
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
The value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
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

Our stockholders could receive shares of our common stock as dividends, which could result in adverse tax consequences to them.
Although we currently do not intend to do so, we are permitted to declare a large portion of a dividend in shares of common stock instead of cash at the election of each stockholder. Revenue Procedures issued by the IRS allow a publicly offered RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 20% of the aggregate declared distribution. The Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders could be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear to what extent we will be able to pay taxable dividends in cash and common stock (whether pursuant to IRS Revenue Procedures, a private letter ruling or otherwise).

Shareholders will experience dilution in their ownership percentage if they do not participate in our distribution reinvestment plan.
We have a adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our shareholders who elect to participate, or “opt-in,” in shares of our common stock. As a result, shareholders that do not elect to participate in our distribution reinvestment plan will experience dilution over time.

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

We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS — Certain U.S. Federal Income Tax Considerations.”
The Annual Distribution Requirement for a RIC generally will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short term capital gains over realized net long term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. We would be subject to U.S. federal income tax imposed at corporate rates on retained income and/or gains, including any short term capital gains or long term capital gains. We also must make distributions to satisfy the Excise Tax Avoidance Requirement and avoid a 4% excise tax on certain undistributed income. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment. If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made.
The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain "qualified publicly traded partnerships," or other income derived from the business of investing in stock or securities.
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, to satisfy this requirement (1) at least 50% of the value of our assets must consist of (i) cash, cash items (including receivables), U.S. government securities, securities of other RICs, and (ii) other acceptable securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (2) no more than 25% of the value of our assets can be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs of two or more issuers that are controlled by us and which are determined, under applicable Treasury regulations, to be engaged in the same or similar or related trades or businesses, or (iii) the securities of certain “qualified publicly traded partnerships (as defined by the Code).” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to U.S. federal income tax imposed at corporate rates, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.
We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to U.S. federal income and state and local taxes. We may invest in certain foreign debt and equity investments, which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).

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
We and our portfolio companies are subject to regulation by laws at the local, state, and federal levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the new U.S. Presidential administration, and new laws, regulations and interpretations could also come into effect. Any new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
As a result of the 2024 U.S. election, a single political party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. In addition, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court's decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.
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
The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps in response to inflationary pressures. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective. On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse effect on the price of our common stock.
The Maryland General Corporation Law (the “MGCL”), our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of the Company or the removal of our directors. We are subject to the Maryland Business Combination Act (the “Business Combination Act”), subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board or disinterested directors do not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and may increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (the “Control Share Acquisition Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, subject to any applicable requirements of the 1940 Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and may increase the difficulty of consummating such an offer.
We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our board of directors into three classes serving staggered three-year terms, and provisions of our charter authorizing our board of directors to classify or reclassify shares of our stock into one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter from time to time, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may discourage, delay, defer, make more difficult or prevent a transaction or a change in control that might otherwise be in stockholders’ best interest.

Our Bylaws include an exclusive forum selection provision, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other agents.
Our Bylaws require that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City (or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf (ii) any action asserting a claim of breach of any standard of conduct or legal duty owed by any of our directors, officers, or other agents to us or to our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the MGCL or the Charter or the Bylaws (as either may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum selection provision in our Bylaws will not apply to claims arising under the federal securities laws, including the Securities Act and the Exchange Act. There is uncertainty as to whether a court would enforce such a provision, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, this provision may increase costs for shareholders in bringing a claim against us or our directors, officers or other agents. Any investor purchasing or otherwise acquiring our shares is deemed to have notice of and consented to the foregoing provision. The exclusive forum selection provision in our Bylaws may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other agents, which may discourage lawsuits against us and such persons. It is also possible that, notwithstanding such exclusive forum selection provision, a court could rule that such provision is inapplicable or unenforceable. If this occurred, we may incur additional costs associated with resolving such action in another forum, which could materially adversely affect our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Processes and Risk Assessment
We rely on the cybersecurity program implemented by Blue Owl, the indirect affiliate of our Adviser. Blue Owl has implemented a cybersecurity program, which is focused on (i) protecting confidential business, client, investor and employee information; (ii) maintaining the security and availability of its systems and data; (iii) supporting compliance with applicable laws and regulations; (iv) documenting cybersecurity incidents and its responses; and (v) notification of cybersecurity incidents to, and communications with, appropriate internal and external parties.
Blue Owl has implemented an information security governance policy (the “ISG Policy”) governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and any employee information that it stores or processes and the maintenance of critical services and systems. Blue Owl’s cybersecurity program is managed by Blue Owl’s Chief Technology Officer and Head of Technology Infrastructure (together, “Blue Owl IT Management”), who report to Blue Owl’s Chief Operating Officer. Blue Owl IT Management and its team are responsible for implementing Blue Owl’s proactive and reactive measures, including monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards. Blue Owl’s cybersecurity processes and systems are designed to protect against unauthorized access of information, including by cyber-attacks. Blue Owl’s policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Blue Owl’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with its physical and digital devices and infrastructure, and second, cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of Blue Owl’s cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework (“NIST”).
Blue Owl’s cybersecurity program includes review and assessment by third parties of the cybersecurity processes and systems. These third parties assess and report on Blue Owl’s compliance with applicable laws and regulations and its internal incident response preparedness, including benchmarking to best practices and industry frameworks and help identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third party consultants and vulnerabilities are reviewed and addressed by Blue Owl IT Management. When Blue Owl engages vendors and other third party partners who will have access to sensitive data or client systems and facilities, its infrastructure technology team assesses their cybersecurity programs and processes.
Blue Owl also provides its employees with cybersecurity awareness training at onboarding and annually, as well as interim security reminders and alerts. Blue Owl conducts regular phishing tests and provides additional training as appropriate. Blue Owl has a process designed to assess the cybersecurity risks associated with the engagement of third-party vendors. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of data accessed or processed by a third-party vendor.
Governance and Oversight of Cybersecurity Risks
Blue Owl has developed an incident response framework to identify, assess, manage and report cybersecurity events, which is managed and implemented by Blue Owl’s Cyber Risk Operating Committee (the “C-ROC”), a cross-functional management committee that includes its General Counsel, Chief Operating Officer, Chief Compliance Officer and Blue Owl IT Management. The incident response framework determines when the C-ROC should provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including senior members of Blue Owl’s management, Blue Owl’s Audit Committee or Blue Owl’s Board of Directors. The C-ROC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with business heads and senior management, as appropriate. This framework contemplates conducting simulated cybersecurity incident response exercises with members of senior management on an interim basis in coordination with external cyber counsel.
Blue Owl’s cybersecurity program, which is overseen by the C-ROC, is managed by IT Management as part of its responsibility for enterprise-wide cybersecurity strategy, policies, implementing Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to our critical systems, including software and network changes and various other technological and administrative safeguards. The team is led by Blue Owl’s Chief Technology Officer, who has over 25 years of experience advising on technology strategy, including digital transformation, cybersecurity, business analytics and infrastructure, and Blue Owl’s Head of Technology Infrastructure, who has over 20 years of experience in the information technology field with a focus on IT risk governance and management, information security, incident response capabilities and assessing effectiveness of controls. The C-ROC meets regularly and forms cross-enterprise teams, as needed, to manage and implement key policies and initiatives of Blue Owl’s cybersecurity program.
The Audit Committee is primarily responsible for oversight and review of guidelines and policies with respect to risk assessment and risk management to the Audit Committee. Blue Owl’s Chief Technology Officer periodically reports to the Audit Committee as well as the full Board, as appropriate, on cybersecurity matters. Such reporting includes updates on Blue Owl’s cybersecurity program, the external threat environment and Blue Owl’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Blue Owl’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.
Impact of Cybersecurity Risks
In 2024, we did not experience a material cybersecurity incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, we describe whether and how future incidents could have a material impact on our business strategy, results of operations or financial condition in “ITEM 1A. Risk Factors - Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business or our portfolio companies by impairing the ability to conduct business effectively.” and “Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.”

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Share Issuances
In connection with our formation, we have the authority to issue 3,000,000,000 common shares, $0.01 per share par value, 1,000,000,000 of which are classified as Class S common shares, 1,000,000,000 of which are classified as Class D common shares, and 1,000,000,000 of which are classified as Class I common shares. We are currently offering, on a continuous basis, up to $5,000,000,000 in any combination of amount of shares of Class S, Class D, and Class I common stock.
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
On October 6, 2021, we received a subscription agreement totaling $50 million for the purchase of shares of our Class I common stock from entities affiliated with the Adviser. As of December 31, 2022 we had called all $50 million of the commitment pursuant to the subscription agreement and commenced our continuous public offering of up to $5,000,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. On February 3, 2025, we commenced our follow-on offering pursuant to which we are currently offering on a continuous basis up to $5,000,000,000 in any combination of Class S, Class D and Class I common shares.
OTCA will not tender the Class I shares it purchased on September 30, 2021 for repurchase as long as our Adviser remains the investment adviser of the Company. There is no current intention for our Adviser to discontinue its role.
The tables below present transactions with respect to shares of our common stock for the following periods:

	For the Year Ended December 31, 2024
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	30,800,629	$322,990	276,187	$2,882	13,500,557	$140,880	44,577,373	$466,752
Shares/gross proceeds from the private placements	—	—	—	—	74,134,380	773,453	74,134,380	773,453
Share transfer between classes(1)	(1,167,663)	(12,157)	(1,310,646)	(13,605)	2,478,309	25,762	—	—
Reinvestment of distributions	2,621,198	27,338	43,345	451	7,317,157	76,314	9,981,700	104,103
Repurchased shares	(2,871,479)	(29,934)	(82,373)	(858)	(18,260,842)	(190,363)	(21,214,694)	(221,155)
Total shares/gross proceeds	29,382,685	308,237	(1,073,487)	(11,130)	79,169,561	826,046	107,478,759	1,123,153
Sales load	—	(1,717)	—	—	—	—	—	(1,717)
Total shares/net proceeds	29,382,685	$306,520	(1,073,487)	$(11,130)	79,169,561	$826,046	107,478,759	$1,121,436
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

The following table details the selling commissions, Dealer Manager fees, shareholder servicing fees, for each applicable share class as of December 31, 2024:

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
Holders
As of March 5, 2025, there were 3764, 84, and 1135 holders of record of our Class S, Class D, and Class I common stock, respectively.
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

The tables below present our share repurchase activity as of the following periods:

For the Quarter Ended December 31, 2024
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
November 26, 2024	I	December 31, 2024	$88,571	$10.42	8,500,163
November 26, 2024	S	December 31, 2024	6,940	$10.42	666,035
November 26, 2024	D	December 31, 2024	661	$10.42	63,408
		Total	$96,172		9,229,606

Senior Securities
The table below presents information about our senior securities as of the end of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
December 31, 2024	$500.0	2,277.1	—	N/A
December 31, 2023	541.4	2,353.7	—	N/A
December 31, 2022	415.2	1,958.8	—	N/A
December 31, 2021	—	—	—	N/A
SPV Asset Facility I
December 31, 2024	$445.0	2,277.1	—	N/A
December 31, 2023	550.0	2,353.7	—	N/A
December 31, 2022	614.0	1,958.8	—	N/A
December 31, 2021	—	—	—	N/A
SPV Asset Facility II
December 31, 2024	$475.0	2,277.1	—	N/A
December 31, 2023	—	2,353.7	—	N/A
SPV Asset Facility III
December 31, 2024	$315.0	2,277.1	—	N/A
Athena CLO III
December 31, 2024	$270.0	2,277.1	—	N/A
Series 2023A Notes
December 31, 2024	$100.0	2,277.1	—	N/A
December 31, 2023	100.0	2,353.7	—	N/A
Series 2023B-A Notes
December 31, 2024	$100.0	2,277.1	—	N/A
December 31, 2023	100.0	2,353.7	—	N/A
Series 2023B-B Notes
December 31, 2024	$75.0	2,277.1	—	N/A
December 31, 2023	75.0	2,353.7	—	N/A
Promissory Note(5)
December 31, 2021	—	—	—	N/A

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
(5)The promissory note was terminated in June 2022.

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
Overview
Blue Owl Technology Income Corp. (the “Company”, “we”, “us”, or “our”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Formed as a Maryland corporation on June 22, 2021, we were advised by Blue Owl Technology Credit Advisors LLC (“OTCA”) from October 1, 2021 to November 30, 2021. As of November 30, 2021, we are advised by Blue Owl Technology Credit Advisors II LLC (our “Adviser”or “OTCA II”). The Adviser is registered as an investment adviser with the Securities and Exchange Commission (“SEC”). We have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. On December 9, 2021, we formed a wholly-owned subsidiary, OR Tech Lending IC LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Tech Lending IC LLC makes loans to borrowers headquartered in California. From time to time we may form wholly-owned subsidiaries to facilitate the normal course of business.
We are managed by our Adviser. Our Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. Our Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our Board, our Adviser manages the day-to-day operations of, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
We rely on an exemptive order issued to an affiliate of the Adviser that permits us to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. We are offering on a best efforts, continuous basis up to $5,000,000,000 in any combination of amount of shares of Class S, Class D, and Class I common stock and previously offered on a best efforts, continuous basis up to $5,000,000,000 in any combination of Class S, Class D and Class I common shares. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). No upfront selling commission, dealer manager fees, or other similar placement fees will be paid to us or the Dealer Manager with respect to the Class S and Class D shares, however, if such Class S shares or Class D shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charges to 3.50% of the net offering price per share for each Class S share and 1.50% of the net offering price per share for each Class D share. Class I shares are not subject to upfront selling commissions. Class S, Class D and Class I shares will be offered at initial purchase prices per share of $10.00. Thereafter, the purchase price per share for each class of common stock will vary and will not be sold at a price below our net asset value per share of such class, as determined in accordance with our share pricing policy, plus applicable upfront selling commissions.
On September 30, 2021, an affiliate of the Adviser (“the Initial Shareholder”) purchased 100 shares of our Class I common stock at $10.00 per share, which represents the initial public offering price of such shares. The Initial Shareholder will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue its role. On October 6, 2021, we received a subscription agreement, totaling $50.0 million for the purchase of Class I common shares of our common stock from entities affiliated with the Adviser. We had called all of the $50.0 million under the subscription agreement as of December 31, 2024.
Since meeting the minimum offering requirement and commencing our continuous public offering through December 31, 2024, we have issued 70,455,404 shares of Class S common stock, 2,817,666 shares of Class D common stock, and 30,414,877 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $726.4 million, $28.7 million, and $311.1 million, respectively, including $1,000 of seed capital contributed by its Initial Shareholder. We have issued 205,720,089 shares of our Class I common stock to feeder vehicles primarily created to hold our Class I shares in a Private Offering and raised gross proceeds of approximately $2.1 billion.
Our Adviser also serves as investment adviser to Blue Owl Technology Finance Corp. II.

Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms, and (3) Real Assets, which primarily focuses on the strategies of net lease real estate and real estate credit. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, OTCA, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”), and Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with the Adviser, OCA, ODCA and OTCA, the “Blue Owl Credit Advisers”), which are also investment advisers. As of December 31, 2024, the Adviser and its affiliates had $135.7 billion in assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Technology Lending Investment Committee. The Investment Team is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s investment committees. Blue Owl’s Credit platform has four investment committees each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Technology Lending Investment Committee is comprised of Erik Bissonnette, Pravin Vazirani, Jon ten Oever and Arthur Martini. We consider the individuals on the Technology Lending Investment Committee to be our portfolio managers. The Investment Team, under the Technology Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
The Technology Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Technology Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be bought and sold), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Technology Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Technology Lending Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Technology Lending Investment Committee. The compensation packages of the Technology Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
In addition, we and the Adviser have entered into a dealer manager agreement with Blue Owl Securities and certain participating broker-dealers to solicit capital (the “Dealer Manager Agreement”).
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (as amended, the “Order”), that has been granted to OCA and certain of its affiliates by the SEC, including us, by the SEC that permits us co-invest with other funds managed by the Adviser or certain of its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Order permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds when such private funds did not have an investment in such existing portfolio company.
The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and investment portfolios of BDCs, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order and have an investment objective similar to ours.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2024, 99.1% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
Our investment portfolio consists primarily of floating rate loans. Macro trends in base interest rates like SOFR, and any other alternative reference rates may affect our net investment income over the long term. However, because we generally intend to originate loans to a small number of portfolio companies each quarter, and those investments may vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, may be idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends. Generally, because our portfolio consists primarily of floating rate loans, we expect our earnings to benefit from a prolonged higher rate environment.
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
•costs of any reports, proxy statements or other notices to our shareholders (including printing and mailing costs);
•costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters;
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
On May 9, 2023, the Company and the Adviser amended the Expense Deferral Agreement to provide that the Adviser's obligation to incur and pay the Company’s expenses would cease as of April 30, 2023, and that the Company would repay the expenses previously incurred by the Adviser on the Company’s behalf in eighteen equal installments, upon meeting specified conditions. The first installment became an obligation of the Company on December 1, 2023, when the Company reached $1.75 billion in Net Subscriptions received from the sale of the Company’s common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75.0 million in Net Subscriptions received from the sale of the Company’s common shares thereafter. The Company recorded $9.3 million of expenses, of which $2.7 million related to organization and offering costs, for the year ended December 31, 2024. The Company recorded $0.7 million of expenses, of which $0.2 million related to organization costs, for the year ended December 31, 2023.
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
On June 22, 2022, the Adviser agreed to waive 100% of the performance based incentive fee and capital gains based incentive fee through October 31, 2022. Any portion of the incentive fees waived will not be subject to recoupment. For the year ended December 31, 2022, we incurred performance-based incentive fees of $7.7 million, of which $5.1 million were waived during the period.
For the year ended December 31, 2022, there were no capital-gains based incentive fees.
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
Limited Availability of Capital for Technology, Specifically Enterprise Software, Companies. We believe that technology companies have limited access to capital, driven by a lack of dedicated pools of capital focused on technology companies. Traditional lenders, such as commercial and investment banks, generally do not have flexible product offerings that meet the needs of technology-related companies and there has been a reduction in activity from commercial and investment banks as a result of regulatory and structural factors, industry consolidation and general risk aversion. In recent years, many commercial and investment banks have focused their efforts and resources on lending to large corporate clients and managing capital markets transactions rather than lending to technology-related companies. In addition, these lenders may be constrained in their ability to underwrite and hold loans and high yield securities, as well as their ability to provide equity financing, as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of scaled market participants that are willing to provide and hold meaningful amounts of a customized financing solution for technology companies. As a result, we believe our focus on technology-related companies and our ability to invest across the capital structure, coupled with a limited supply of capital providers, presents an attractive opportunity to invest in technology companies.
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
Secular Trends Supporting Growth for Private Credit. According to Gartner, a research and advisory company, global technology spend was $5.26 trillion in 2024 and is expected to grow to more than $5.7 trillion in 2025. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as of December 31, 2024, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
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
Attractive Opportunities in Investments in Technology Companies. We invest in the debt and equity of technology companies. We believe that opportunities in the debt of technology companies are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issued with floating interest rates offers a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in an elevated inflation and fluctuating interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are generally secured by the issuer’s assets, which may provide protection in the event of a default.
We believe that opportunities in the equity of technology companies are significant because of the potential to generate meaningful capital appreciation by participating in the growth in the portfolio company and the demand for its products and services. Moreover, we believe that the high-growth profile of a technology company will generally make it a more attractive candidate for a liquidity event than a company in a non-high growth industry. We believe the technology investment lending environment provides opportunities for us to meet our goal of making investments that generate an attractive total return based on a combination of the foregoing factors.
Our Investment Framework

We are a Maryland corporation organized primarily to originate and make debt and equity investments in, technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity or equity-linked investments. We may hold our investments directly or through special purpose vehicles. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser's affiliates began investment activities in April 2016 through December 31, 2024, the Blue Owl Credit Advisers have originated $142.0 billion of aggregate principal amount of investments across multiple industries, of which $138.0 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We target portfolio companies where we can structure larger transactions. As of December 31, 2024, our average investment size in each of our portfolio companies was approximately $30.4 million based on fair value. As of December 31, 2024, investments we classify as traditional financing, excluding the investment in Blue Owl Credit SLF LLC (“Credit SLF”) and certain investments that fall outside of our typical borrower profile, represented 94.0% of our total portfolio based on fair value and these portfolio companies had a weighted average annual revenue of $1.2 billion, a weighted average annual EBITDA of $0.4 billion and a weighted average enterprise value of $6.7 billion. As of December 31, 2024, investments we classify as growth capital represented 5.5% of our total portfolio based on fair value and these portfolio companies had a weighted average annual revenue of $1.9 billion and weighted average enterprise value of $11.6 billion.
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
Portfolio and Investment Activity
On March 21, 2022, the Board approved multiple purchase agreements with Macquarie US Trading LLC (“Macquarie”) and certain of its affiliates (each, a “Financing Provider” and collectively, the “Financing Providers”). Under the purchase agreements, the Company had forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Providers, each of whom was obligated to settle the sale of such investments subject to the following conditions: (a) the Company received a minimum of $450.0 million of subscriptions; and (b) the Board approved the purchase of the specific Warehouse Investments. As of May 10, 2022, conditions under the purchase agreement were met and we became obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of December 31, 2024, the Company settled its required obligations under the purchase agreements.
As of December 31, 2024, based on fair value, our portfolio consisted of 90.8% first lien senior debt investments (of which 43.0% we consider to be unitranche debt investments (including “last out” portions of such loans)), 3.2% second lien senior secured debt investments, 1.2% unsecured debt investments, 3.4%, preferred equity investments and 1.4% common equity investments. As of December 31, 2024, our investment in joint ventures is insignificant.
As of December 31, 2024, our weighted average total yield of the portfolio at fair value and amortized cost was 9.9% and 9.9%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 10.0% and 10.0%, respectively. As of December 31, 2024, the weighted average spread of total debt investments was 5.2%.
As of December 31, 2024, we had investments in 171 portfolio companies with an aggregate fair value of $5.2 billion. As of December 31, 2024, we had net leverage of 0.69x debt-to-equity.
The current lending environment is challenging as the broadly syndicated loan markets have remained active while merger and acquisition activity remains below historical levels; however, our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations. In addition, a large portion of our originations across the platform this quarter were deployed into existing borrowers as part of add-on transactions.
The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service-oriented sectors such as software and healthcare, all of which serve diversified and durable end markets. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers that we classify as traditional financing, which exclude certain investments that fall outside of our typical borrower profile, have a weighted average EBITDA of $383.8 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue

Owl's direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection. The average hold size of Blue Owl’s direct lending strategy’s new investments has also increased to approximately $350 million (from approximately $200 million in 2021) and average total new deal size has increased to approximately $1.0 billion (from approximately $600 million in 2021).
Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA. However, in the event of further geopolitical, economic and financial market instability, in the U.S. and elsewhere, it is possible that the results of some of the middle-market companies similar to those in which we invest could be challenged. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We also continue to invest in Credit SLF and specialty financing portfolio companies, including LSI Financing 1 DAC ("LSI Financing DAC") and LSI Financing LLC ("LSI Financing LLC"). These companies may use our capital to support acquisitions which could continue to lead to increased dividend income across well-diversified underlying portfolios. In the future we may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. See “Specialty Financing Portfolio Companies” and "Joint Ventures."
The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated).

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022(1)
New investment commitments
Gross originations	$4,582,859	$1,502,209	$2,271,292
Less: Sell downs	(14,281)	(9,261)	(28,481)
Total new investment commitments	$4,568,578	$1,492,948	$2,242,811
Principal amount of investments funded:
First-lien senior secured debt investments	$3,922,408	$1,315,929	$1,506,524
Second-lien senior secured debt investments	14,750	7,572	237,789
Unsecured debt investments	59,936	—	—
Preferred equity investments	10,953	17,195	182,519
Common equity investments	30,309	10,734	31,278
Joint ventures	948	—	—
Total principal amount of investments funded	$4,039,304	$1,351,430	$1,958,110
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(1,987,455)	$(126,872)	$—
Second-lien senior secured debt investments	(101,776)	(7,187)	—
Unsecured debt investments	—	—	—
Preferred equity investments	(58,057)	(13,188)	—
Common equity investments	—	—	—
Total principal amount of investments sold or repaid	$(2,147,288)	$(147,247)	$—

Number of new investment commitments in new portfolio companies(2)	146	61	63
Average new investment commitment amount in new portfolio companies(2)	$25,432	$18,586	$35,600
Weighted average term for new debt investment commitments (in years)	5.8	5.9	6.4
Percentage of new debt investment commitments at floating rates	98.6%	99.9%	100.0%
Percentage of new debt investment commitments at fixed rates	1.4%	0.1%	—%
Weighted average interest rate of new debt investment commitments(3)	9.2%	11.2%	10.8%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	4.7%	5.9%	6.2%
(1)The Company commenced operations on May 2, 2022.

(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.31% as of December 31, 2024, 5.33%, as of December 31, 2023 or 3-month LIBOR, which was 4.59% as of December 31, 2022.

The table below presents our investments at amortized cost and fair value as of the following periods:

	As of		As of
	December 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$4,707,450	$4,727,263	$2,731,855	$2,750,873
Second-lien senior secured debt investments	175,078	165,292	244,033	240,627
Unsecured debt investments	62,158	62,455	—	—
Preferred equity investments(2)	178,160	174,580	208,036	211,797
Common equity investments(3)	63,304	73,254	40,704	43,444
Joint Ventures(4)	949	954	—	—
Total Investments	$5,187,099	$5,203,798	$3,224,628	$3,246,741
(1) 43.0% and 39.0% of which we consider unitranche loans as of December 31, 2024 and December 31, 2023, respectively.
(2) Includes equity investment in LSI Financing DAC. See “ITEM 8. - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions” for more information regarding LSI Financing DAC.
(3) Includes equity investment in LSI Financing LLC. See “ITEM 8. - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions” for more information regarding LSI Financing LLC.
(4) Includes equity investment in Credit SLF. See “ITEM 8. - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 4. Investments” for more information regarding Credit SLF.

We use GICs for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of
	December 31, 2024	December 31, 2023
Aerospace & Defense	0.9%	1.8%
Application Software	12.4%	12.9%
Banks	1.2%	1.9%
Beverages	0.7%	1.5%
Buildings & Real Estate	1.8%	0.6%
Building Products	0.1%	0.3%
Capital Markets	0.1%	—%
Commercial Services & Supplies	3.1%	3.8%
Construction & Engineering	0.5%	0.5%
Consumer Finance	0.6%	—%
Containers & Packaging	1.0%	0.8%
Diversified Consumer Services	2.7%	1.2%
Diversified Financial Services	5.7%	2.8%
Diversified Telecommunication Services	0.3%	—%
Electrical Equipment	—%	3.1%
Energy Equipment & Services	—%	0.2%
Entertainment	1.3%	—%
Equity Real Estate Investment Trusts (REITs)	1.0%	—%
Food & Staples Retailing	3.0%	4.5%
Food Products	0.4%	—%
Health Care Equipment & Supplies	1.6%	1.9%
Health Care Providers & Services	4.2%	5.2%
Health Care Technology	13.0%	11.4%
Hotels, Restaurants & Leisure	1.0%	—%
Industrial Conglomerates	0.7%	—%
Insurance	7.2%	6.3%
Internet & Direct Marketing Retail	0.5%	—%
IT Services	6.0%	6.0%
Joint Ventures(2)(3)	—%	—%
Life Sciences Tools & Services	2.3%	1.8%
Machinery	0.7%	0.5%
Media	0.7%	—%
Multiline Retail	0.3%	—%
Pharmaceuticals(1)	0.7%	0.8%
Professional Services	6.5%	3.9%
Real Estate Management & Development	1.4%	2.3%
Specialty Retail	0.1%	—%
Systems Software	16.1%	24.0%
Water Utilities	0.2%	—%
Total	100.0%	100.0%
(1) Includes equity investments in LSI Financing DAC and LSI Financing LLC. See “ITEM 8. - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions” for more information regarding LSI Financing DAC and LSI Financing LLC.

(2) Includes equity investment in Credit SLF. See “ITEM 8. - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 4. Investments” for more information regarding Credit SLF.
(3) As of December 31, 2024, our investment in Joint Ventures is insignificant.

We classify the industries of our portfolio companies be end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.
The table below presents investments by geographic composition based on fair value as of the following periods:

	As of
	December 31, 2024	December 31, 2023
United States:
Midwest	16.1%	17.1%
Northeast	19.3%	19.1%
South	29.9%	26.8%
West	23.0%	26.2%
Canada	3.4%	3.4%
Germany	0.2%	0.3%
Ireland	0.1%	0.6%
Israel	—%	0.9%
Luxembourg	0.8%	1.2%
New Zealand	0.1%	—%
Norway	0.5%	—%
Spain	0.3%	—%
Sweden	1.0%	—%
United Kingdom	5.3%	4.4%
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	As of
	December 31, 2024	December 31, 2023
Weighted average total yield of portfolio	9.9%	11.8%
Weighted average total yield of debt and income producing securities	10.0%	12.0%
Weighted average interest rate of debt securities	9.7%	11.4%
Weighted average spread over base rate of all floating rate investments	5.3%	6.0%
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

An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with oversight of the Technology Lending Investment Committee and/or other agents of Blue Owl's Credit platform. Once an investment is on the credit watch list, the Adviser works with the borrower to resolve any financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery. If an investment needs to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Technology Lending Investment Committee.
As part of the monitoring process, our Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Adviser rates the credit risk of all investments on a scale of 1 to 5.
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

The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of		As of
	December 31, 2024		December 31, 2023
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$438,629	8.4%	$71,807	2.2%
2	4,605,178	88.5%	3,156,618	97.2%
3	159,991	3.1%	18,316	0.6%
4	—	—%	—	—%
5	—	—%	—	—%
Total	$5,203,798	100.0%	$3,246,741	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	As of		As of
	December 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$4,944,686	100.0%	$2,975,888	100.0%
Non-accrual	—	—%	—	—%
Total	$4,944,686	100.0%	$2,975,888	100.0%

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

Specialty Financing Portfolio Company

LSI Financing 1 DAC

LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment in LSI Financing DAC. As of December 31, 2024, the fair value of our investment in LSI Financing DAC was $3.1 million and our total commitment was $3.1 million.

LSI Financing LLC

LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. On November 25, 2024, we redeemed a portion of our interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of December 31, 2024, the fair value of our investment in LSI Financing LLC was $21.1 million and our total commitment was $21.2 million. We do not consolidate our equity interest in LSI Financing LLC.

Joint Venture

Blue Owl Credit SLF LLC

On May 6, 2024 Blue Owl Credit SLF LLC (“Credit SLF”), a Delaware limited liability company, was formed as a joint venture. We, along with, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II, and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”) co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously.

Investment decisions must be approved by Credit SLF’s board. Our investment in Credit SLF is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Credit SLF.

Refer to Exhibit 99.2 for Credit SLF's Supplemental Financial Information.

Results of Operations

The table below presents the operating results for the following periods:

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022
Total Investment Income	$511,449	$299,963	$96,557
Less: Net operating expenses	(249,176)	(142,054)	(37,427)
Net Investment Income (Loss) Before Taxes	262,273	157,909	59,130
Less: Excise taxes	—	(126)	(287)
Net Investment Income (Loss) After Taxes	$262,273	$157,783	$58,843
Net change in unrealized gain (loss)	(384)	31,885	(13,154)
Net realized gain (loss)	(7,271)	(421)	43
Net Increase (Decrease) in Net Assets Resulting from Operations	$254,618	$189,247	$45,732

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the year ended December 31, 2024, our net asset value increased from $10.38 to $10.42.
Investment Income
The table below presents investment income for the following periods:

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022
Interest income	$453,875	$252,162	$77,592
PIK interest income	22,289	17,313	5,913
PIK dividend income	19,176	18,535	9,465
Dividend Income	7,660	8,098	—
Other income	8,449	3,855	3,587
Total Investment Income	$511,449	$299,963	$96,557
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interest obtained in connection with originated loans, such as options, warrants, or conversion rights.
For Year Ended December 31, 2024 and 2023
Investment income increased by $211.5 million for the year ended December 31, 2024, primarily due to an increase in interest income as a result of an increase in our investment portfolio which increased from $3.2 billion as of December 31, 2023 to $5.2 billion as of December 31, 2024. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Fees and accelerated amortization received from unscheduled paydowns increased by $20.7 million period-over-period driven by an increase in repayment activity. PIK interest represented approximately 4.4% and 5.8% of investment income for the year ended December 31, 2024 and 2023, respectively. PIK dividend income represented approximately 3.7% and 6.2% of investment income for the year ended December 31, 2024, and 2023, respectively. Included in investment income is dividend income which includes income earned from our controlled, affiliated and non-controlled, affiliated equity investments. Dividend income decreased by $0.4 million period-over-period driven by a decrease in our portfolio of dividend income-producing investments. Other income increased by $4.6 million period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

For the Year Ended December 31, 2023 and 2022
Investment income increased by $203.4 million for the year ended December 31, 2023, primarily due to an increase in interest income as a result of an increase in our investment portfolio which increased from $2.0 billion as of December 31, 2022 to $3.2 billion as of December 31, 2023. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. PIK interest represented approximately 5.8% and 6.1% of investment income for the years ended December 31, 2023 and 2022, respectively. PIK dividend income represented approximately 6.2% and 9.8% of investment income for the years ended December 31, 2023, and 2022, respectively. Dividend income increased by $8.1 million period-over-period driven by an increase in our portfolio of dividend income-producing investments. Other income increased by $0.3 million period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Additionally, although we were initially capitalized on September 30, 2021, we commenced operations and began investing activities in May 2022. As a result, comparisons may not be meaningful.
Expenses
The table below presents expenses for the following periods:

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022
Offering costs	$4,441	$374	$—
Interest expense	155,410	91,130	32,731
Management fees	30,720	16,514	4,897
Capital gains incentive fees	(957)	2,294	—
Performance based incentive fees	37,332	22,855	7,714
Professional fees	7,448	2,925	—
Directors' fees	1,592	623	—
Shareholder servicing fees	5,126	2,345	262
Other general and administrative	8,064	2,994	—
Total Operating Expenses	$249,176	$142,054	$45,604
Management fees waived	—	—	(3,044)
Incentive fees waived	—	—	(5,133)
Expense support	—	—	(174)
Recoupment of expense support	—	—	174
Net Operating Expenses	$249,176	$142,054	$37,427
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the Year Ended December 31, 2024 and 2023
Total operating expenses, increased by $107.1 million for the year ended December 31, 2024 due to an increase in interest expense, management fees, performance based incentive fees and other expenses of $64.3 million, $14.2 million, $14.5 million, and $17.4 million, respectively. The increase in total operating expenses was partially offset by a reversal in the capital gains incentive fees of $3.3 million due to unrealized depreciation on the portfolio. The increase in interest expenses was driven by an increase in average daily borrowings to $1.8 billion from $1.1 billion, coupled with an increase in the average interest rate to 8.2% from 8.0% period over period. The increase in management fees was driven by growth in the net asset value of the portfolio period-over-period. The increase in incentive fees was due to higher pre-incentive fee net investment income period-over-period. The increase in offering costs, professional fees, director’s fees and other general and administrative expenses was driven by an amendment to the Expense Deferral Agreement period over period.
For the Year Ended December 31, 2023 and 2022
Net operating expenses, increased by $104.6 million for the year ended December 31, 2023 due to an increase in interest expense, management fees, performance based incentive fees and other expenses of $58.4 million, $14.7 million, $20.3 million, and $11.2 million, respectively. The increase in interest expenses was driven by an increase in average daily borrowings to $1.1 billion from $676.3 million period-over-period. The increase in management fees was driven by growth in the net asset value of the portfolio and termination of management fee waivers period-over-period. The increase in incentive fees was due to higher pre-incentive fee net investment income and termination of incentive fee waivers period-over-period. The increase in offering costs, professional fees, director’s fees and other general and administrative expenses was driven by an amendment to the Expense Deferral Agreement period over period. Although we were initially capitalized on September 30, 2021, we commenced operations and began investing activities in May 2022. As a result, comparisons may not be meaningful.

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

	For the Year Ended December 31,
	2024	2023	2022(1)
($ in thousands, except per share amounts)
Consolidated Statement of Operations Data
Income
Total investment income	$511,449	$299,963	$96,557
Expenses
Total operating expenses	249,176	142,054	45,604
Management and incentive fees waived	—	—	(8,177)
Expense support	—	—	(174)
Recoupment of expense support	—	—	174
Net operating expenses	249,176	142,054	37,427
Net investment income (loss) before income taxes	262,273	157,909	59,130
Excise tax expenses (benefit)	—	126	287
Net investment income (loss) after income taxes	262,273	157,783	58,843
Total net realized and unrealized gain (loss)	(7,655)	31,464	(13,111)
Net increase (decrease) in net assets resulting from operations	$254,618	$189,247	$45,732

Net increase (decrease) in net assets resulting from operations- Class S common stock	$54,458	$33,852	$3,001
Net increase (decrease) in net assets resulting from operations- Class D common stock	$1,419	$1,876	$19
Net increase (decrease) in net assets resulting from operations- Class I common stock	$198,741	$153,519	$42,712
Earnings per share - basic and diluted of Class S common stock(2)	$0.95	$1.28	$0.57
Earnings per share - basic and diluted of Class D common stock(3)	$1.01	$1.36	$0.29
Earnings per share - basic and diluted of Class I common stock	$1.04	$1.36	$0.59
(1)The Company commenced operations on May 2, 2022.
(2)Class S were first issued on June 1, 2022.
(3)Class D were first issued October 3, 2022.

	As of December 31,
	2024	2023	2022
($ in thousands, except per share amounts)
Consolidated Balance Sheet Data
Investments at fair value	$5,203,798	$3,246,741	$1,996,869
Cash	$199,014	$47,861	$28,061
Total assets	$5,477,924	$3,327,421	$2,043,570
Total debt (net of unamortized debt issuance costs)	$2,249,622	$1,349,650	$1,017,914
Total liabilities	$2,469,844	$1,445,818	$1,054,073
Total net assets	$3,008,080	$1,881,603	$989,497
Net asset value per Class S share	$10.42	$10.38	$10.02
Net asset value per Class D share	$10.42	$10.38	$10.02
Net asset value per Class I share	$10.42	$10.38	$10.02
Other Data:
Number of portfolio companies at year end	171	115	63
Distributions declared per share(1)	$1.017300	$1.012300	$0.52162
Total return based on net asset value	10.4%	14.1%	5.5%
Weighted average total yield of portfolio at fair value	9.9%	11.8%	11.0%
Weighted average total yield of portfolio at amortized cost	9.9%	11.8%	10.9%
Weighted average yield of debt and income producing securities at fair value	10.0%	12.0%	11.2%
Weighted average yield of debt and income producing securities at amortized cost	10.0%	12.0%	11.1%
Fair value of debt investments as a percentage of principal	99.3%	98.7%	97.5%
(1)Distributions per share are gross of shareholder servicing fees.

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Investment income	$105,936	$126,172	$137,488	$141,853
Net operating expenses	53,422	60,027	67,365	68,362
Net investment income (loss)	52,514	66,145	70,123	73,491
Excise tax expense (benefit)	—	180	211	(391)
Net realized and unrealized gains (losses)	8,333	(9,895)	(62)	(6,031)
Net increase (decrease) in net assets resulting from operations	$60,847	$56,070	$69,850	$67,851

Net asset value per Class S share as of the end of the quarter	$10.44	$10.42	$10.43	$10.42
Net asset value per Class D share as of the end of the quarter	$10.44	$10.42	$10.43	$10.42
Net asset value per Class I share as of the end of the quarter	$10.44	$10.42	$10.43	$10.42
Earnings (losses) per share - basic and diluted of Class S common stock	$0.29	$0.21	$0.24	$0.22
Earnings (losses) per share - basic and diluted of Class D common stock	$0.30	$0.23	$0.26	$0.23
Earnings (losses) per share - basic and diluted of Class I common stock	$0.31	$0.24	$0.26	$0.24

	For the Three Months Ended
($ in thousands, except per share amounts)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Investment income	$59,962	$65,503	$78,994	$95,504
Net operating expenses	27,564	31,346	36,901	46,243
Net investment income (loss)	32,398	34,157	42,093	49,261
Excise tax expense (benefit)	—	30	175	(79)
Net realized and unrealized gains (losses)	9,122	(4,319)	10,945	15,716
Net increase (decrease) in net assets resulting from operations	$41,520	$29,808	$52,863	$65,056

Net asset value per Class S share as of the end of the quarter	$10.12	$10.14	$10.28	$10.38
Net asset value per Class D share as of the end of the quarter	$10.12	$10.14	$10.28	$10.38
Net asset value per Class I share as of the end of the quarter	$10.12	$10.14	$10.28	$10.38
Earnings (losses) per share - basic and diluted of Class S common stock	$0.35	$0.22	$0.34	$0.35
Earnings (losses) per share - basic and diluted of Class D common stock	$0.31	$0.24	$0.35	$0.37
Earnings (losses) per share - basic and diluted of Class I common stock	$0.38	$0.24	$0.35	$0.38

	For the Three Months Ended
($ in thousands, except per share amounts)	June 30, 2022(1)	September 30, 2022	December 31, 2022
Investment income	$10,176	$35,696	$50,685
Net operating expenses	3,180	11,869	22,378
Net investment income (loss)	6,996	23,827	28,307
Excise tax expense (benefit)	—	225	62
Net realized and unrealized gains (losses)	(12,129)	(2,600)	1,618
Net increase (decrease) in net assets resulting from operations	$(5,133)	$21,002	$29,863

Net asset value per Class S share as of the end of the quarter(2)	$9.81	$9.93	$10.02
Net asset value per Class D share as of the end of the quarter(3)	$—	$—	$10.02
Net asset value per Class I share as of the end of the quarter	$9.81	$9.93	$10.02
Earnings (losses) per share - basic and diluted of Class S common stock(2)	$(0.09)	$0.12	$0.29
Earnings (losses) per share - basic and diluted of Class D common stock(3)	$—	$—	$0.29
Earnings (losses) per share - basic and diluted of Class I common stock	$(0.09)	$0.29	$0.32
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
For the year ended December 31, 2024, we recorded no U.S. federal excise tax expenses. For the year ended December 31, 2023, we recorded $0.1 million of U.S. federal excise tax. For the year ended December 31, 2022, we recorded $0.3 million of U.S. federal excise tax.
Net Change in Unrealized Gains (Loss) on Investments
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The table below presents the composition to the net change in unrealized gains (losses) for the following periods:

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022
Net change in unrealized gain (loss) on investments	$106	$30,073	$(13,258)
Net change in translation of assets and liabilities in foreign currencies	(490)	1,812	104
Net Change in Unrealized Gain (Loss)	$(384)	$31,885	$(13,154)

For the Year Ended December 31, 2024 and 2023
The net change in unrealized gain (loss) was primarily driven by a reversal of a prior period unrealized loss that was realized during the period and an increase in the fair value of our debt investments due to current market conditions, including credit spreads tightening.
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
The tables below present the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
($ in thousands)		($ in thousands)		($ in thousands)
Remaining Portfolio Companies	$9,603	Picard Holdco, Inc.	$6,344	Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	$1,228
Blackhawk Network Holdings, Inc.	2,664	Asurion, LLC	5,336	CDK Global, Inc.	725
Dodge Construction Network LLC	2,647	Minerva Holdco, Inc.	3,950	Anaplan, Inc.	666
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	1,491	SailPoint Technologies Holdings, Inc.	2,170	Asurion, LLC	(4,730)
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	1,262	Zendesk, Inc.	1,430	Minerva Holdco, Inc.	(3,944)
Salinger Bidco Inc. (dba Surgical Information Systems)	1,088	Project Alpine Co-Invest Fund, LP	1,345	Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	(3,378)
Securonix, Inc.	(1,670)	Delta TopCo, Inc. (dba Infoblox, Inc.)	1,295	Barracuda Networks, Inc.	(1,281)
Picard Holdco, Inc.	(1,797)	RealPage, Inc.	1,157	Dodge Construction Network	(1,695)
PetVet Care Centers, LLC	(1,931)	Securonix, Inc.	(1,259)	RealPage, Inc.	(741)
Ivanti Software, Inc.	(3,553)	Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	(1,333)	Sovos Compliance, LLC	(482)
Barracuda Networks, Inc.	(9,698)	Remaining Portfolio Companies	9,638	Remaining Portfolio Companies	374
Total	$106	Total	$30,073	Total	$(13,258)
Net Realized Gains (Losses) on Investments
The table below presents the change to the realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following periods:

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022(1)
Net realized gain (loss) on investments	$(6,795)	$585	$17
Net realized gain (loss) on foreign currency transactions	(476)	(1,006)	26
Net Realized Gain (Loss)	$(7,271)	$(421)	$43

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
In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material. As of December 31, 2024 and December 31, 2023, our asset coverage ratio was 227.7% and 235.4%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitment we are required to fund. Our current target ratio is 0.90x-1.25x. As of December 31, 2024, our weighted average cost of debt was 8.5%.
As of December 31, 2024, cash, taken together with our available debt capacity is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash need will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future. As of December 31, 2024, we had $640.6 million available under our credit facilities.
As of December 31, 2024, we had $199.0 million in cash. For the year ended December 31, 2024, $1.7 billion in cash was used for operating activities, primarily as a result of funding portfolio investments of $2.8 billion offset by sell downs and repayments of $0.9 billion and other operating activity of $0.2 billion. Lastly, cash provided by financing activities was $1.8 billion during the period, which was the result of proceeds from gross borrowings on our credit facilities of $3.2 billion, partially offset by repayments on our credit facilities of $2.3 billion and $1.2 billion of proceeds from issuance of common shares partially offset by $0.3 billion of distributions to shareholders and share repurchases.
Net Assets
Share Issuances
In connection with our formation, we have the authority to issue 3,000,000,000 common shares, $0.01 per share par value, 1,000,000,000 of which are classified as Class S common shares, 1,000,000,000 of which are classified as Class D common shares, and 1,000,000,000 of which are classified as Class I common shares. We are currently offering on a continuous basis up to $5,000,000,000 in any combination of amount of shares of Class S, Class D, and Class I common stock. We previously offered in our initial public offering, on a continuous basis up to $5,000,000,000 in any combination of Class S, Class D and Class I common shares.

The tables below present transactions with respect to shares of our common stock for the following periods:

	For the Year Ended December 31, 2024
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	30,800,629	$322,990	276,187	$2,882	13,500,557	$140,880	44,577,373	$466,752
Shares/gross proceeds from the private placements	—	—	—	—	74,134,380	773,453	74,134,380	773,453
Share transfer between classes(1)	(1,167,663)	(12,157)	(1,310,646)	(13,605)	2,478,309	25,762	—	—
Reinvestment of distributions	2,621,198	27,338	43,345	451	7,317,157	76,314	9,981,700	104,103
Repurchased shares	(2,871,479)	(29,934)	(82,373)	(858)	(18,260,842)	(190,363)	(21,214,694)	(221,155)
Total shares/gross proceeds	29,382,685	308,237	(1,073,487)	(11,130)	79,169,561	826,046	107,478,759	1,123,153
Sales load	—	(1,717)	—	—	—	—	—	(1,717)
Total shares/net proceeds	29,382,685	$306,520	(1,073,487)	$(11,130)	79,169,561	$826,046	107,478,759	$1,121,436
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
The changes to our offering price per share since the commencement of our initial continuous public offering and associated effective dates of such changes were as follows:

For the Year Ended December 31, 2024
	S			D			I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2024	$10.38	$—	$10.38	$10.38	$—	$10.38	$10.38	$—	$10.38
February 1, 2024	$10.39	$—	$10.39	$10.39	$—	$10.39	$10.39	$—	$10.39
March 1, 2024	$10.40	$—	$10.40	$10.40	$—	$10.40	$10.40	$—	$10.40
April 1, 2024	$10.44	$—	$10.44	$10.44	$—	$10.44	$10.44	$—	$10.44
May 1, 2024	$10.45	$—	$10.45	$10.45	$—	$10.45	$10.45	$—	$10.45
June 3, 2024	$10.47	$—	$10.47	$10.47	$—	$10.47	$10.47	$—	$10.47
July 1, 2024	$10.42	$—	$10.42	$10.42	$—	$10.42	$10.42	$—	$10.42
August 1, 2024	$10.43	$—	$10.43	$10.43	$—	$10.43	$10.43	$—	$10.43
September 3, 2024	$10.44	$—	$10.44	$10.44	$—	$10.44	$10.44	$—	$10.44
October 1, 2024	$10.43	$—	$10.43	$10.43	$—	$10.43	$10.43	$—	$10.43
November 1, 2024	$10.44	$—	$10.44	$10.44	$—	$10.44	$10.44	$—	$10.44
December 2, 2024	$10.45	$—	$10.45	$10.45	$—	$10.45	$10.45	$—	$10.45
(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2) Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

For the Year Ended December 31, 2023
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
The tables below present cash distributions per share that were declared for the following periods:

For the Year Ended December 31, 2024
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 20, 2023	January 31, 2024	February 23, 2024	$0.074775	$2,870	$92	$10,742
February 21, 2024	February 29, 2024	March 22, 2024	0.074775	3,035	95	11,459
February 21, 2024	March 29, 2024	April 23, 2024	0.074775	3,126	95	11,897
February 21, 2024	March 29, 2024	April 23, 2024	0.030000	1,394	39	4,773
February 21, 2024	April 30, 2024	May 22, 2024	0.074775	3,379	97	13,017
May 7, 2024	May 31, 2024	June 26, 2024	0.074775	3,579	97	13,714
May 7, 2024	June 28, 2024	July 24, 2024	0.074775	3,752	98	14,677
May 7, 2024	June 28, 2024	July 24, 2024	0.030000	1,671	40	5,889
May 7, 2024	July 31, 2024	August 22, 2024	0.074775	4,006	98	15,253
August 6, 2024	August 30, 2024	September 25, 2024	0.074775	4,245	103	15,741
August 6, 2024	September 30, 2024	October 24, 2024	0.074775	4,376	103	15,857
August 6, 2024	September 30, 2024	October 24, 2024	0.030000	1,948	43	6,362
August 6, 2024	October 31, 2024	November 26, 2024	0.074775	4,469	109	16,211
November 5, 2024	November 29, 2024	December 23, 2024	0.074775	4,643	112	16,554
November 5, 2024	December 31, 2024	January 27, 2025	0.074775	4,696	109	16,250
November 5, 2024	December 31, 2024	January 27, 2025	0.030000	2,097	45	6,520
		Total	$1.017300	$53,286	$1,375	$194,916
(1) On November 4, 2024, the Company’s board of directors declared a distribution of $0.074775 per share, payable on or before February 28, 2025 to shareholders of record as of January 31, 2025.
(2) Distributions per share are gross of shareholder servicing fees.
(3) Distribution amounts are presented net of shareholder servicing fees.

For the Year Ended December 31, 2023
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
The tables below presents the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock for the following periods:

	For the Year Ended December 31, 2024
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$1.046878	$262,273	105.1%
Net realized gain (loss) on investments	(0.023535)	(6,795)	(2.7)%
Distributions in excess of net investment income/(undistributed net investment income)	(0.006043)	(5,901)	(2.4)%
Total	$1.017300	$249,577	100.0%
(1) Distributions per share are gross of shareholder servicing fees.
(2) Data in this table is presented on a consolidated basis. Refer to Note 11 “Financial Highlights” for amounts by share class.

	For the Year Ended December 31, 2023
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$1.120595	$157,783	114.3%
Net realized gain (loss) on investments	0.003228	585	0.4%
Distributions in excess of net investment income/(undistributed net investment income)	(0.111523)	(20,303)	(14.7)%
Total	$1.012300	$138,065	100.0%
(1) Distributions per share are gross of shareholder servicing fees.
(2) Data in this table is presented on a consolidated basis. Refer to Note 11 “Financial Highlights” for amounts by share class.

	For the Year Ended December 31, 2022(1)
Source of Distribution(3)	Per Share(2)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.75909	$58,843	142.9%
Net realized gain (loss) on investments	0.00017	17	—%
Distributions in excess of net investment income/(undistributed net investment income)	(0.23764)	(17,685)	(42.9)%
Total	$0.52162	$41,175	100.0%
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
The tables below present our share repurchase activity as of the following periods:

For the Year Ended December 31, 2024
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 27, 2024	I	March 29, 2024	$13,250	$10.44	1,269,118
February 27, 2024	S	March 29, 2024	1,958	$10.44	187,558
May 23, 2024	I	June 28, 2024	26,086	$10.42	2,503,435
May 23, 2024	S	June 28, 2024	11,239	$10.42	1,078,644
May 23, 2024	D	June 28, 2024	169	$10.42	16,239
August 26, 2024	I	September 30, 2024	62,456	$10.43	5,988,126
August 26, 2024	S	September 30, 2024	9,797	$10.43	939,242
August 26, 2024	D	September 30, 2024	28	$10.43	2,726
November 26, 2024	I	December 31, 2024	88,571	$10.42	8,500,163
November 26, 2024	S	December 31, 2024	6,940	$10.42	666,035
November 26, 2024	D	December 31, 2024	661	$10.42	63,408
Total			$221,155		21,214,694

For the Year Ended December 31, 2023
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 28, 2023	I	March 31, 2023	$35,173	$10.12	3,475,640
February 28, 2023	S	March 31, 2023	965	$10.12	95,317
May 25, 2023	I	June 30, 2023	20,802	$10.14	2,051,539
May 25, 2023	S	June 30, 2023	1,425	$10.14	140,508
May 25, 2023	D	June 30, 2023	50	$10.14	4,926
August 24, 2023	I	September 29, 2023	39,093	$10.28	3,802,783
August 24, 2023	S	September 29, 2023	581	$10.28	56,519
August 24, 2023	D	September 29, 2023	52	$10.28	5,090
November 27, 2023	I	December 29, 2023	39,727	$10.38	3,827,332
November 27, 2023	S	December 29, 2023	564	$10.38	54,310
Total			$138,432		13,513,964

For the Year Ended December 31, 2022
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
August 25, 2022	I	September 30, 2022	$6,703	$9.93	675,034
November 28, 2022	I	December 30, 2022	22,059	$10.02	2,201,495
Total			$28,762		2,876,529

Debt
Aggregate Borrowings
The tables below present our debt obligations as of the following periods:

	As of
	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$1,000,000	$499,989	$500,011	$(9,507)	$490,482
SPV Asset Facility I	750,000	445,000	33,009	(7,303)	437,697
SPV Asset Facility II	500,000	475,000	25,000	(4,528)	470,472
SPV Asset Facility III	550,000	315,000	82,551	(4,743)	310,257
Athena CLO III	270,000	270,000	—	(2,366)	267,634
Series 2023A Notes	100,000	100,000	—	(612)	99,388
Series 2023B-A Notes	100,000	100,000	—	(733)	99,267
Series 2023B-B Notes	75,000	75,000	—	(575)	74,425
Total Debt	$3,345,000	$2,279,989	$640,571	$(30,367)	$2,249,622
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

	As of
	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$875,000	$541,410	$333,590	$(7,772)	$533,638
SPV Asset Facility I	750,000	550,000	41,800	(4,043)	545,957
SPV Asset Facility II	250,000	—	158,797	(2,333)	(2,333)
Series 2023A Notes	100,000	100,000	—	(1,018)	98,982
Series 2023B-A Notes	100,000	100,000	—	(826)	99,174
Series 2023B-B Notes	75,000	75,000	—	(768)	74,232
Total Debt	$2,150,000	$1,366,410	$534,187	$(16,760)	$1,349,650
(1) The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

The table below presents the components of interest expense for the following periods:

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022(1)
Interest expense(2)	$149,918	$87,693	$30,161
Amortization of debt issuance costs	5,492	3,437	1,967
Total Interest Expense	$155,410	$91,130	$32,128

Average interest rate(3)(4)	8.2%	8.0%	6.6%
Average daily outstanding borrowings(3)(4)	$1,833,469	$1,079,312	$676,278
(1) The Company commenced operations on May 2, 2022.
(2) For the period ended December 31, 2022, interest expense excludes approximately $0.6 million of financing fess incurred in connection with the Macquarie warehouse agreements prior to the commencement of operations on May 2, 2022.
(3) For the period ended December 31, 2022, averages reflect the period from May 2, 2022, the date of the agreement, through December 31, 2022.
(4) Averages are calculated based on annualized amounts.

The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
December 31, 2024	$500.0	2,277.1	—	N/A
December 31, 2023	541.4	2,353.7	—	N/A
December 31, 2022	415.2	1,958.8	—	N/A
December 31, 2021	—	—	—	N/A
SPV Asset Facility I
December 31, 2024	$445.0	2,277.1	—	N/A
December 31, 2023	550.0	2,353.7	—	N/A
December 31, 2022	614.0	1,958.8	—	N/A
December 31, 2021	—	—	—	N/A
SPV Asset Facility II
December 31, 2024	$475.0	2,277.1	—	N/A
December 31, 2023	—	2,353.7	—	N/A
SPV Asset Facility III
December 31, 2024	$315.0	2,277.1	—	N/A
Athena CLO III
December 31, 2024	$270.0	2,277.1	—	N/A
Series 2023A Notes
December 31, 2024	$100.0	2,277.1	—	N/A
December 31, 2023	100.0	2,353.7	—	N/A
Series 2023B-A Notes
December 31, 2024	$100.0	2,277.1	—	N/A
December 31, 2023	100.0	2,353.7	—	N/A
Series 2023B-B Notes
December 31, 2024	$75.0	2,277.1	—	N/A
December 31, 2023	75.0	2,353.7	—	N/A
Promissory Note(5)
December 31, 2021	—	—	—	N/A
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

Revolving Credit Facility
On May 2, 2022, we entered into a Senior Secured Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent. On October 21, 2024 (the "Revolving Credit Facility Third Amendment Date"), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date and make various other changes. The following describes the terms of the Revolving Credit Facility as modified through the Revolving Credit Facility Third Amendment Date.
The Revolving Credit Facility is guaranteed by certain of our subsidiaries in existence as of the Revolving Credit Facility Third Amendment Date, and will be guaranteed by certain subsidiaries of ours that are formed or acquired by us thereafter (each a “Guarantor” and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of the Revolving Credit Facility Third Amendment Date, the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $1.00 billion, which is comprised of (a) a term loan in an initial amount of $125.0 million, and (b) subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, a revolving credit facility in an amount of up to is $875.0 million (the Revolving Credit Facility increased from $850.0 million to $875.0 million on the Revolving Credit Facility Third Amendment Date). The amount available for borrowing under the revolving credit facility commitments of the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.75 billion through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
As of the Revolving Credit Facility Third Amendment Date, the availability period with respect to the revolving credit facility under the Revolving Credit Facility will terminate on October 20, 2028 (the “Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on October 19, 2029 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
We may borrow amounts in U.S. dollars or certain other permitted currencies. As of the Revolving Credit Facility Third Amendment Date, amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus a margin of 1.875% per annum or (ii) the alternative base rate plus a margin of 0.875% per annum. With respect to loans denominated in U.S dollars, we may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at our option, subject to certain conditions. As of the Revolving Credit Facility Third Amendment Date, amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 1.875% per annum. Beginning on and after the Revolving Credit Facility Third Amendment Date, we will also pay a fee of 0.350% on daily undrawn amounts under the Revolving Credit Facility.
The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The Revolving Credit Facility requires a minimum asset coverage ratio with respect to the consolidated assets of us and our subsidiaries to senior securities that constitute indebtedness of no less than 1.50 to 1.00.
SPV Asset Facilities
Certain of our wholly owned subsidiaries are parties to credit facilities (the “SPV Asset Facilities”). Pursuant to the SPV Asset Facilities, from time to time we sell and contribute certain investments to these wholly owned subsidiaries pursuant to sale and contribution agreements by and between us and the wholly owned subsidiaries. No gain or loss is recognized as a result of these contributions. Proceeds from the SPV Asset Facilities are used to finance the origination and acquisition of eligible assets by the wholly owned subsidiary, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired to the wholly owned subsidiary through our ownership of the wholly owned subsidiary. The SPV Asset Facilities are secured by a perfected first priority security interest in the assets of these wholly owned subsidiaries and on any payments received by such wholly owned subsidiaries in respect of those assets. Assets pledged to lenders under the SPV Asset Facilities will not be available to pay our debts. The SPV Asset Facilities contain customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions). Borrowings of the wholly owned subsidiaries under the SPV Asset Facilities are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
SPV Asset Facility I
On April 27, 2022, Tech Income Funding I LLC (“Tech Income Funding I”), a Delaware limited liability company and a newly formed subsidiary of ours entered into a Credit Agreement( the “SPV Asset Facility I” among Tech Income Funding I, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility I Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and

Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian. On May 6, 2022 (the “SPV Asset Facility I Closing Date”), in connection with SPV Asset Facility I, Tech Income Funding I entered into a Margining Agreement (the “SPV Asset Facility I Margining Agreement”), with Goldman Sachs Bank USA, as Administrative Agent. On October 24, 2024 (the “SPV Asset Facility I Second Amendment Date”), the parties to the SPV Asset Facility I entered into an amendment in order to, among other changes, replace Alter Domus (US) LLC as collateral custodian with State Street Bank and Trust Company. The following describes the terms of the SPV Asset Facility I as amended through the SPV Asset Facility I Second Amendment Date.
The maximum principal amount which may be borrowed under the SPV Asset Facility I is $750.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Tech Income Funding I’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits and other portfolio tests.
The SPV Asset Facility I provides for the ability to draw and redraw revolving loans under the SPV Asset Facility I for a period after the SPV Asset Facility I Closing Date until May 6, 2027. Unless otherwise terminated, the SPV Asset Facility I will mature on May 6, 2029 (the “SPV Asset Facility I Stated Maturity”). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by Tech Income Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, applied to reinvest in additional eligible assets (for a period after the SPV Asset Facility I Closing Date until May 6, 2027, subject to certain conditions) and the excess interest may be returned to us, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, Tech Income Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us. The SPV Asset Facility I may be permanently reduced, in whole or in part, at the option of Tech Income Funding I subject to payment of a premium for a period of time.
Amounts drawn bear interest at a reference rate (initially term SOFR) plus a spread of 2.40% and the spread is payable on the amount by which the undrawn amount exceeds a minimum threshold, initially zero and ramping to 70% of the commitment amount. The undrawn amount of the commitment not subject to such spread payment is subject to an undrawn fee of 0.50% per annum. Certain additional fees are payable on each payment date to Goldman Sachs as Administrative Agent. In addition, under the SPV Asset Facility I Margining Agreement and the SPV Asset Facility I, Tech Income Funding I is required to post cash margin (or in certain cases, additional eligible assets) to the Administrative Agent if a borrowing base deficiency occurs or if the weighted average price gap (as defined in the SPV Asset Facility I Margining Agreement), which is a measure of the excess of the aggregate market value assigned by the Administrative Agent to Tech Income Funding I’s assets over the total amount drawn under the SPV Asset Facility I, falls below a threshold level.
SPV Asset Facility II
On May 31, 2023 (the “SPV Asset Facility II Closing Date”), Tech Income Funding II LLC (“Tech Income Funding II”), a Delaware limited liability company and newly formed subsidiary of ours, entered into a Credit and Security Agreement (the “SPV Asset Facility II”), with Tech Income Funding II LLC, as Borrower, us, as Collateral Manager and Equityholder, Citibank, N.A., as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent and Collateral Administrator, Alter Domus (US) LLC as Custodian, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”) and the group agents from time to time parties thereto. On October 10, 2024 (the “SPV Asset Facility II Second Amendment Date”), the parties to the SPV Asset Facility II entered into an amendment in order to among other changes, replace Alter Domus (US) LLC as collateral custodian with State Street Bank and Trust Company. The following describes the terms of the SPV Asset Facility II amended through the SPV Asset Facility II Second Amendment Date.
The maximum principal amount of the SPV Asset Facility II is $500.0 million (increased from $250.0 million to $500.0 million on the SPV Asset Facility II Second Amendment Date), which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to a borrowing base test (which is based on the value of Tech Income Funding II’s assets from time to time, an advance rate and concentration limitations) and satisfaction of certain conditions, including collateral quality tests.
The SPV Asset Facility II provides for the ability to draw and redraw revolving loans under the SPV Asset Facility II for a period of up to three years after the SPV Asset Facility II Second Amendment Date (the “SPV Asset Facility II Reinvestment Period”) unless the SPV Asset Facility II Reinvestment Period is terminated sooner as provided in the SPV Asset Facility II. Unless otherwise terminated, the SPV Asset Facility II will mature two years after the last day of the SPV Asset Facility II Reinvestment Period on October 10, 2029 (the “SPV Asset Facility II Stated Maturity”). To the extent the commitments are terminated or permanently reduced during the first two years following the SPV Asset Facility II Closing Date, Tech Income Funding II may owe a prepayment penalty. Prior to the SPV Asset Facility II Stated Maturity, proceeds received by Tech Income Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, Tech Income Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us. The credit facility may be permanently reduced, in whole or in part, at the option of Tech Income Funding II.
Amounts drawn in U.S. dollars are benchmarked to Term SOFR, amounts drawn in British pounds are benchmarked to SONIA, amounts drawn in Canadian dollars are benchmarked to daily compounded Canadian Overnight Repo Rate Average, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the SPV Asset Facility II Applicable Margin. The “SPV Asset Facility II

Applicable Margin” ranges from 1.60% to 2.35% depending on a ratio of broadly syndicated loans to other collateral assets in the Borrowing Base (as defined in the SPV Asset Facility II).
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
Debt Securitization Transactions
We incur secured financing through a debt securitization transaction (the “CLO Transaction”) issued by our consolidated subsidiary (the “CLO Issuer”), which is backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO Issuer. The CLO Issuer issues preferred shares which are not secured by the collateral securing the CLO Transaction which we purchase. We act as retention holder in connection with the CLO Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of a CLO Issuer’s preferred shares. Notes issued by CLO Issuer have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration. The Adviser serves as collateral manager for the CLO Issuer under a collateral management agreement. The Adviser is entitled to receive fees for providing these services. The Adviser routinely waives its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to a CLO Issuer’s equity or notes owned by us. Assets pledged to debt holders of the CLO Transaction and the other secured parties under each CLO Transaction’s documentation will not be available to pay our debts. We consolidate the financial statements of the CLO Issuer in our consolidated financial statements.
Athena CLO III
On May 22, 2024 (the “Athena CLO III Closing Date”), we completed a $450.0 million term debt securitization transaction (the “Athena CLO III Transaction”). The secured notes and preferred shares issued in the Athena CLO III Transaction were issued by our consolidated subsidiary Athena CLO III, LLC, a limited liability company organized under the laws of the State of Delaware (the “Athena CLO III Issuer”).
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

Off-Balance Sheet Arrangements

Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

	As of December 31,
($ in thousands)	2024	2023
Total unfunded revolving loan commitments	$249,744	$127,830
Total unfunded delayed draw loan commitments	294,241	140,106
Total unfunded revolving and delayed draw loan commitments	$543,985	$267,936

Total unfunded equity commitments	$446	$—

Total unfunded commitments	$544,431	$267,936

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of December 31, 2024, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
As of June 8, 2022, we settled the 4 warehouse investments that the Financing Providers purchased having an aggregate cost of $127.0 million. As of December 31, 2024, there were no purchase agreements outstanding with the Financing Providers.
Organizational and Offering Costs
The table below presents the total amount of organization and offering costs, inclusive of organization and offering costs deferred under the expense deferral agreement, incurred by the Adviser and its affiliates since inception and charged to us as of the following dates:

	As of
	December 31, 2024	December 31, 2023
($ in thousands)
Organizational and Offering Costs incurred by the Adviser	$4,769	$4,586
Organizational and Offering Costs charged to the Company	$3,039	$205

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

Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2024, management was not aware of any pending or threatened litigation.
Expense Deferral Agreement
Our Adviser has agreed to incur and pay certain expenses pursuant to the Expense Deferral Agreement prior to April 30, 2023. We will be obligated to reimburse the aggregate amount of expenses previously paid by the Adviser in eighteen equal installments, upon meeting specified conditions.
The table below presents the total amount of expenses incurred by the Adviser on our behalf and as of the following periods:

	As of
	December 31, 2024	December 31, 2023
($ in thousands)
Expenses incurred by the Adviser	$7,679	$7,679
Organizational and Offering Costs incurred by the Adviser	4,299	4,299
Total Expenses incurred by the Adviser	$11,978	$11,978
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
The table below presents the amounts, the number of installments and the amount we became obligated to reimburse the Adviser for the following periods:

	For the Year Ended
	December 31, 2024	December 31, 2023
($ in thousands)
Number of installments met by the Company	14	1

Expenses reimbursed to the Adviser	$6,666	$476
Organizational and Offering Costs reimbursed to the Adviser	2,651	189
Total Expense reimbursed to the Adviser	$9,317	$665
As of December 31, 2024 and December 31, 2023, the total remaining expenses under the expense deferral agreement were $2.0 million and $11.3 million, respectively, which represents the equivalent of three and seventeen remaining installments, respectively. As of December 31, 2024, Net Subscriptions received from the sale of our common shares were $2.8 billion. See "ITEM 8. Consolidated Financial Statements - Note 3 Agreements and Related Party Transactions.”

Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities as of December 31, 2024:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$499,989	$—	$—	$499,989	$—
SPV Asset Facility I	445,000	—	—	445,000	—
SPV Asset Facility II	475,000	—	—	475,000	—
SPV Asset Facility III	315,000	—	—	—	315,000
Athena CLO III	270,000	—	—	—	270,000
Series 2023A Notes	100,000	—	100,000	—	—
Series 2023B-A Notes	100,000	—	—	100,000	—
Series 2023B-B Notes	75,000	—	75,000	—	—
Total Contractual Obligations	$2,279,989	$—	$175,000	$1,519,989	$585,000

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
We invest in Credit SLF, which is a controlled affiliated investment, as defined in the 1940 Act. See “ITEM 8. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” and "ITEM 8. - Notes to Consolidated Financial Statements – Note 4. Investments – Blue Owl Credit SLF LLC" for further details. Additional information about Credit SLF is also included in Exhibit 99.2 to this report.
We invest in LSI Financing DAC and LSI Financing LLC, which are non-controlled affiliated investments, as defined in the 1940 Act. See “ITEM 8. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” and "ITEM 8. - Notes to Consolidated Financial Statements – Note 4. Investments" for further details.

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
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2024. As applicable, our prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.

Recent Developments
Tech Income Funding III Amendment
On February 18, 2025, Tech Income Funding III entered into Amendment No 2. SPV Asset Facility III in order to, among other things, (i) replace Alter Domus as document custodian with State Street, (ii) extend the end of the reinvestment period from January 9, 2026 to February 18, 2028, (iii) extend the final maturity date from January 9, 2034 to February 16, 2035 and (iv) change the applicable margin from 3.05% to 2.05%,
Distribution
On February 18, 2025, our Board declared a distribution of $0.074775 per share, payable on or before March 31, 2025 to the shareholders of record as February 28, 2025, a distribution of $0.074775 per share, payable on or before April 30, 2025 to the shareholders of record as March 31, 2025, a distribution of $0.074775 per share, payable on or before May 31, 2025 to the shareholders of record as April 30, 2025 and a special distribution of $0.020000 per share, payable on or before April 30, 2025 to the shareholders of record as of March 31, 2025.
Equity Raise Proceeds
As of March 5, 2025, the Company has issued approximately 75.7 million shares of its Class S common stock, approximately 247.6 million shares of its Class I common stock and approximately 2.9 million shares of its Class D common stock and has raised total gross proceeds of approximately $781.7 million, $2.5 billion, and $29.8 million, respectively, including seed capital of $1,000 contributed by its Adviser in September 2021 and approximately $50.0 million in gross proceeds raised from entities affiliated with the Adviser. In addition, the Company has received $152.3 million in subscription payments which the Company accepted on March 5, 2025, which are pending the Company’s determination of the net asset value per share applicable to such purchase.

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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of December 31, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
As of December 31, 2024, 99.1% of our debt investments based on fair value were floating rates and the majority of our debt investments have a floor of 0.8%. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 0.7%. The Revolving Credit Facility, the SPV Asset Facility I, the SPV Asset Facility II, and the Series 2023B Notes bear interest at variable interest rates with no interest rate floor. Athena CLO III bears interest at fixed and variable rates.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$148,440	$65,250	$83,190
Up 200 basis points	$98,960	$43,500	$55,460
Up 100 basis points	$49,480	$21,750	$27,730
Down 100 basis points	$(49,480)	$(21,750)	$(27,730)
Down 200 basis points	$(98,960)	$(43,500)	$(55,460)
Down 300 basis points	$(148,134)	$(65,250)	$(82,884)
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Blue Owl Technology Income Corp. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2024 and 2023, by correspondence with the custodian, agent banks, or portfolio companies; when replies were not received, we performed other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2021.
New York, New York
March 5, 2025

Blue Owl Technology Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Investments at fair value
Non-controlled, non affiliated investments (amortized cost of $5,162,319 and $3,212,270, respectively)	$5,178,632	$3,233,740
Non-controlled, affiliated investments (amortized cost of $23,831 and $12,358, respectively)	24,212	13,001
Controlled, affiliated investments (amortized cost of $949 and $—, respectively)	954	—
Total investments at fair value (amortized cost of $5,187,099 and $3,224,628, respectively)	5,203,798	3,246,741
Cash	195,488	46,093
Foreign cash (cost of $3,613 and $1,750, respectively)	3,526	1,768
Interest receivable	40,767	31,525
Due from Adviser	—	37
Prepaid expenses and other assets	34,345	1,257
Total Assets	$5,477,924	$3,327,421
Liabilities
Debt (net of unamortized debt issuance costs of $30,367 and $16,760, respectively)	$2,249,622	$1,349,650
Distribution payable	29,717	16,870
Tender offer payable	96,172	40,291
Management fee payable	3,135	1,836
Incentive fee payable	11,785	9,617
Payable for investments purchased	54,508	14,874
Due to Adviser	204	963
Accrued expenses and other liabilities	24,701	11,717
Total Liabilities	2,469,844	1,445,818
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 69,897,488 and 40,514,803 issued and outstanding, respectively	699	405
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 1,498,231 and 2,571,718 issued and outstanding, respectively	15	26
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 217,328,509 and 138,158,948 shares issued and outstanding, respectively	2,173	1,382
Additional paid-in-capital	2,944,001	1,823,264
Accumulated undistributed (overdistributed) earnings	61,192	56,526
Total Net Assets	3,008,080	1,881,603
Total Liabilities and Net Assets	$5,477,924	$3,327,421
Net Asset Value Per Class S Share	$10.42	$10.38
Net Asset Value Per Class D Share	$10.42	$10.38
Net Asset Value Per Class I Share	$10.42	$10.38
____________________________________________________________________________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2024	2023	2022(1)
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$453,875	$252,162	$77,592
PIK interest income	22,289	17,313	5,913
PIK dividend income	19,176	18,535	9,465
Dividend income	7,471	7,934	—
Other income	8,449	3,855	3,587
Total investment income from non-controlled, non-affiliated investments	511,260	299,799	96,557
Investment income from non-controlled, affiliated investments:
Dividend income	162	164	—
Total investment income from non-controlled, affiliated investments	162	164	—
Investment income from controlled, affiliated investments:
Dividend income	27	—	—
Total investment income from controlled, affiliated investments	27	—	—
Total Investment Income	511,449	299,963	96,557
Operating Expenses
Offering costs	4,441	374	—
Interest expense	155,410	91,130	32,731
Management fees	30,720	16,514	4,897
Capital gains incentive fees	(957)	2,294	—
Performance based incentive fees	37,332	22,855	7,714
Professional fees	7,448	2,925	—
Directors' fees	1,592	623	—
Shareholder servicing fees	5,126	2,345	262
Other general and administrative	8,064	2,994	—
Total Operating Expenses	249,176	142,054	45,604
Management fees waived (Note 3)	—	—	(3,044)
Performance based incentive fees waived (Note 3)	—	—	(5,133)
Expense support (Note 3)	—	—	(174)
Recoupment of expense support (Note 3)	—	—	174
Net Operating Expenses	249,176	142,054	37,427
Net Investment Income (Loss) Before Taxes	262,273	157,909	59,130
Income tax expense (benefit), including excise tax expense (benefit)	—	126	287
Net Investment Income (Loss) After Taxes	$262,273	$157,783	$58,843

Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$363	$29,398	$(13,258)
Non-controlled, affiliated investments	(262)	675	—
Controlled, affiliated investments	5	—	—
Translation of assets and liabilities in foreign currencies	(490)	1,812	104
Total Net Change in Unrealized Gain (Loss)	(384)	31,885	(13,154)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(7,967)	585	17
Non-controlled, affiliated investments	1,172	—	—
Foreign currency transactions	(476)	(1,006)	26
Total Net Realized Gain (Loss)	(7,271)	(421)	43
Total Net Realized and Change in Unrealized Gain (Loss)	(7,655)	31,464	(13,111)
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$254,618	$189,247	$45,732

Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock(2)	$54,458	$33,852	$3,001
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock(3)	$1,419	$1,876	$19
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$198,741	$153,519	$42,712

Earnings Per Share - Basic and Diluted of Class S Common Stock(2)	$0.95	$1.28	$0.57
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted(2)	57,196,633	26,514,031	5,219,284
Earnings Per Share - Basic and Diluted of Class D Common Stock(3)	$1.01	$1.36	$0.29
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted(3)	1,398,074	1,383,519	64,617
Earnings Per Share - Basic and Diluted of Class I Common Stock	$1.04	$1.36	$0.59
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	191,934,071	112,905,282	72,916,367
(1) The Company was initially capitalized on September 30, 2021 and commenced operations on May 2, 2022.
(2) Class S were first issued on June 1, 2022.
(3) Class D were first issued on October 3, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(19)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

Non-controlled/non-affiliated portfolio company investments
Debt Investments(6)
Aerospace & Defense
ManTech International Corporation(8)	First lien senior secured loan	S+	5.00%	09/2029	$45,419	$45,419	$45,419	1.5%
Peraton Corp.(7)(14)	First lien senior secured loan	S+	3.75%	02/2028	3,029	3,018	2,812	0.1%
						48,437	48,231	1.6%
Application Software
AI Titan Parent, Inc. (dba Prometheus Group)(7)	First lien senior secured loan	S+	4.75%	08/2031	27,547	27,281	27,272	0.9%
AlphaSense, Inc.(8)	First lien senior secured loan	S+	6.25%	06/2029	20,052	19,867	19,851	0.7%
Anaplan, Inc.(8)(16)	First lien senior secured loan	S+	5.25%	06/2029	92,757	92,732	92,757	3.1%
Armstrong Bidco Limited(11)(16)(20)	First lien senior secured GBP delayed draw term loan	SA+	5.25%	06/2029	£40,434	48,875	50,385	1.7%
Artifact Bidco, Inc. (dba Avetta)(8)	First lien senior secured loan	S+	4.50%	07/2031	11,042	10,990	10,987	0.4%
Avalara, Inc.(8)	First lien senior secured loan	S+	6.25%	10/2028	22,727	22,486	22,727	0.8%
Boxer Parent Company Inc. (f/k/a BMC)(8)(14)	First lien senior secured loan	S+	3.75%	07/2031	63,905	63,753	64,378	2.1%
Central Parent Inc. (dba CDK Global Inc.)(8)(14)	First lien senior secured loan	S+	3.25%	07/2029	39,601	39,601	39,011	1.3%
Coupa Holdings, LLC(8)	First lien senior secured loan	S+	5.25%	02/2030	781	781	781	—%
Fullsteam Operations, LLC(8)(16)	First lien senior secured loan	S+	8.25%	11/2029	963	938	963	—%
Fullsteam Operations, LLC(8)(16)	First lien senior secured delayed draw term loan	S+	7.00%	11/2029	60	57	60	—%
Granicus, Inc.(8)	First lien senior secured loan	S+	5.75% (2.25% PIK)	01/2031	11,761	11,658	11,761	0.4%
Granicus, Inc.(8)	First lien senior secured delayed draw term loan	S+	5.25% (2.25% PIK)	01/2031	1,742	1,727	1,725	0.1%
JS Parent, Inc. (dba Jama Software)(8)	First lien senior secured loan	S+	5.00%	04/2031	13,642	13,579	13,642	0.5%
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(7)(20)	First lien senior secured loan	S+	5.00%	07/2028	100,249	100,136	100,249	3.3%
Ministry Brands Holdings, LLC(7)(16)	First lien senior secured loan	S+	5.50%	12/2028	18,906	18,660	18,764	0.6%
Perforce Software, Inc.(7)(14)	First lien senior secured loan	S+	4.75%	03/2031	4,975	4,952	4,903	0.2%
Perforce Software, Inc.(7)	First lien senior secured loan	S+	4.75%	06/2029	14,663	14,443	14,443	0.5%
Simpler Postage, Inc. (dba Easypost)(7)(16)	First lien senior secured loan	S+	8.00%	06/2029	20,005	19,081	19,075	0.6%
XPLOR T1, LLC(8)	First lien senior secured loan	S+	3.50%	06/2031	39,900	39,900	40,199	1.3%

Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(19)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

Zendesk, Inc.(8)	First lien senior secured loan	S+	5.00%	11/2028	59,912	59,083	59,912	2.0%
						610,580	613,845	20.4%
Banks
Finastra USA, Inc.(8)(16)(20)	First lien senior secured loan	S+	7.25%	09/2029	63,858	63,199	63,858	2.1%
Beverages
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(7)(16)	First lien senior secured loan	S+	6.25%	03/2027	36,016	35,693	35,476	1.2%
Building Products
EET Buyer, Inc. (dba e-Emphasys)(8)	First lien senior secured loan	S+	4.75%	11/2027	6,349	6,274	6,349	0.2%
Buildings & Real Estate
Associations, Inc.(8)(16)	First lien senior secured loan	S+	6.50%	07/2028	69,015	68,947	69,015	2.3%
Associations Finance, Inc.(15)	Unsecured notes		14.25% PIK	05/2030	26,667	26,492	26,667	0.9%
						95,439	95,682	3.2%
Capital Markets
Cresset Capital Management, LLC(7)	First lien senior secured loan	S+	5.00%	06/2030	7,797	7,724	7,797	0.3%
Commercial Services & Supplies
Access CIG, LLC(8)(14)	First lien senior secured loan	S+	5.00%	08/2028	14,825	14,604	14,955	0.5%
Charter NEX US, Inc.(7)(14)	First lien senior secured loan	S+	3.00%	11/2030	5,169	5,169	5,192	0.2%
Denali BuyerCo, LLC (dba Summit Companies)(8)	First lien senior secured loan	S+	5.75%	09/2028	41,394	40,770	41,394	1.4%
Pye-Barker Fire & Safety, LLC(8)(16)	First lien senior secured loan	S+	4.50%	05/2031	29,448	29,288	29,374	1.0%
Pye-Barker Fire & Safety, LLC(8)(16)	First lien senior secured revolving loan	S+	4.50%	05/2030	536	516	525	—%
SimpliSafe Holding Corporation(7)(16)	First lien senior secured loan	S+	6.25%	05/2028	67,842	67,068	67,842	2.3%
						157,415	159,282	5.3%
Construction & Engineering
Dodge Construction Network LLC(8)	First lien senior secured loan	S+	4.75%	02/2029	7,620	6,130	6,096	0.2%
Dodge Construction Network LLC(8)	First lien senior secured loan	S+	6.25%	01/2029	5,495	5,387	5,385	0.2%
Engineered Machinery Holdings, Inc. (dba Duravant)(8)(14)	First lien senior secured loan	S+	3.75%	05/2028	16,796	16,718	16,890	0.6%
						28,235	28,371	0.9%
Consumer Finance
Klarna Holding AB(8)(20)	Subordinated Floating Rate Notes	S+	7.00%	04/2034	32,666	32,666	32,666	1.1%

Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(19)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

Containers & Packaging
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(7)(14)	First lien senior secured loan	S+	3.50%	12/2028	7,463	7,463	7,494	0.2%
Five Star Lower Holding LLC(8)(14)	First lien senior secured loan	S+	4.25%	05/2029	21,383	21,164	21,190	0.7%
Pro Mach Group, Inc.(7)(14)	First lien senior secured loan	S+	3.50%	08/2028	4,975	4,975	5,011	0.2%
Tricorbraun Holdings, Inc.(7)(14)	First lien senior secured loan	S+	3.25%	03/2028	16,148	16,088	16,122	0.5%
						49,690	49,817	1.7%
Diversified Consumer Services
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(7)(14)	First lien senior secured loan	S+	3.00%	10/2029	20,128	20,128	20,243	0.7%
Icefall Parent, Inc. (dba EngageSmart)(7)	First lien senior secured loan	S+	6.50%	01/2030	20,543	20,181	20,543	0.7%
Learning Care Group (US) No. 2 Inc.(8)(14)	First lien senior secured loan	S+	4.00%	08/2028	7,407	7,407	7,469	0.2%
Litera Bidco LLC(7)(16)	First lien senior secured loan	S+	5.00%	05/2028	45,728	45,517	45,613	1.5%
Relativity ODA LLC(7)	First lien senior secured loan	S+	4.50%	05/2029	45,112	44,941	44,999	1.5%
						138,174	138,867	4.6%
Diversified Financial Services
BCPE Pequod Buyer, Inc. (dba Envestnet)(7)(14)	First lien senior secured loan	S+	3.50%	11/2031	25,000	24,425	25,183	0.8%
Blackhawk Network Holdings, Inc.(7)(14)	First lien senior secured loan	S+	5.00%	03/2029	89,550	87,870	90,544	3.0%
BTRS HOLDINGS INC. (dba Billtrust)(8)(16)	First lien senior secured loan	S+	7.25%	12/2028	2,595	2,538	2,589	0.1%
Computer Services, Inc. (dba CSI)(8)(16)	First lien senior secured loan	S+	5.25%	11/2029	38,699	38,298	38,699	1.3%
Computer Services, Inc. (dba CSI)(8)	First lien senior secured loan	S+	4.75%	11/2029	33,328	33,167	33,161	1.1%
Deerfield Dakota Holdings(8)(14)	First lien senior secured loan	S+	3.75%	04/2027	10,079	9,965	9,839	0.3%
Minotaur Acquisition, Inc. (dba Inspira Financial)(7)(16)	First lien senior secured loan	S+	5.00%	06/2030	62,906	62,281	62,591	2.1%
PUSHPAY USA INC(8)	First lien senior secured loan	S+	4.50%	08/2031	5,000	4,952	5,025	0.2%
Smarsh Inc.(8)(16)	First lien senior secured loan	S+	5.75%	02/2029	30,000	29,780	30,000	1.0%
Smarsh Inc.(7)(16)	First lien senior secured revolving loan	S+	5.75%	02/2029	107	105	107	—%
						293,381	297,738	9.9%
Diversified Telecommunication Services
Level 3 Financing, Inc.(7)(14)(20)	First lien senior secured loan	S+	6.56%	04/2029	8,116	8,035	8,264	0.3%
Level 3 Financing, Inc.(7)(14)(20)	First lien senior secured loan	S+	6.56%	04/2030	8,116	8,021	8,262	0.3%
						16,056	16,526	0.5%

Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(19)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

Entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(7)(16)(20)	First lien senior secured loan	S+	5.25%	07/2031	70,064	69,204	69,889	2.3%
Equity Real Estate Investment Trusts (REITs)
Storable, Inc.(7)(14)	First lien senior secured loan	S+	3.50%	04/2028	49,616	49,310	49,909	1.7%
Food & Staples Retailing
Fiesta Purchaser, Inc. (dba Shearer's Foods)(7)(14)	First lien senior secured loan	S+	3.25%	02/2031	9,950	9,950	9,948	0.3%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(7)(16)	First lien senior secured loan	S+	5.00%	12/2028	145,752	145,752	145,750	4.8%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(8)(16)	First lien senior secured revolving loan	S+	5.00%	12/2027	1,805	1,805	1,805	0.1%
						157,507	157,503	5.2%
Food Products
Vital Bidco AB (dba Vitamin Well)(7)(16)(20)	First lien senior secured revolving loan	S+	4.50%	10/2030	1,090	1,034	1,032	—%
Vital Bidco AB (dba Vitamin Well)(8)(20)	First lien senior secured loan	S+	4.50%	10/2031	19,137	18,829	18,869	0.6%
						19,863	19,901	0.7%
Health Care Technology
Athenahealth Group Inc.(7)(14)	First lien senior secured loan	S+	3.25%	02/2029	20,514	19,767	20,537	0.7%
Color Intermediate, LLC (dba ClaimsXten)(8)	First lien senior secured loan	S+	4.75%	10/2029	38,836	38,836	38,836	1.3%
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(7)	First lien senior secured loan	S+	5.00%	08/2031	84,808	84,338	84,596	2.8%
Ensemble RCM, LLC(8)(14)	First lien senior secured loan	S+	3.00%	08/2029	12,419	12,341	12,498	0.4%
GI Ranger Intermediate, LLC (dba Rectangle Health)(8)	First lien senior secured loan	S+	6.00%	10/2028	4,184	4,130	4,111	0.1%
Greenway Health, LLC(8)	First lien senior secured loan	S+	6.75%	04/2029	4,665	4,548	4,607	0.2%
Hyland Software, Inc.(7)	First lien senior secured loan	S+	6.00%	09/2030	40,085	39,564	40,085	1.3%
Imprivata, Inc.(8)(14)	First lien senior secured loan	S+	3.50%	12/2027	20,514	20,514	20,616	0.7%
Indikami Bidco, LLC (dba IntegriChain)(7)	First lien senior secured loan	S+	6.50% (2.50% PIK)	12/2030	32,682	32,030	32,518	1.1%
Indikami Bidco, LLC (dba IntegriChain)(7)(16)	First lien senior secured delayed draw term loan	S+	6.00%	12/2030	256	221	255	—%
Indikami Bidco, LLC (dba IntegriChain)(7)(16)	First lien senior secured revolving loan	S+	6.00%	06/2030	1,153	1,093	1,137	—%
Inovalon Holdings, Inc.(8)(16)	First lien senior secured loan	S+	5.75%	11/2028	14,744	14,531	14,560	0.5%
Inovalon Holdings, Inc.(8)	Second lien senior secured loan	S+	10.50%PIK	11/2033	53,873	53,366	53,334	1.8%

Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(19)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

Interoperability Bidco, Inc. (dba Lyniate)(8)(16)	First lien senior secured loan	S+	6.25%	03/2028	27,906	27,824	27,209	0.9%
Interoperability Bidco, Inc. (dba Lyniate)(7)(16)	First lien senior secured revolving loan	S+	6.25%	03/2028	68	64	35	—%
Neptune Holdings, Inc. (dba NexTech)(8)	First lien senior secured loan	S+	4.75%	08/2030	30,574	30,422	30,574	1.0%
PointClickCare Technologies, Inc.(8)(14)(20)	First lien senior secured loan	S+	3.25%	11/2031	30,000	29,925	30,150	1.0%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(7)(14)	First lien senior secured loan	S+	3.00%	03/2028	24,875	24,875	24,962	0.8%
Raven Acquisition Holdings, LLC (dba R1 RCM)(7)(14)	First lien senior secured loan	S+	3.25%	11/2031	23,333	23,217	23,371	0.8%
RL Datix Holdings (USA), Inc.(9)	First lien senior secured loan	S+	5.50%	04/2031	29,817	29,540	29,668	1.0%
RL Datix Holdings (USA), Inc.(8)(16)	First lien senior secured revolving loan	S+	5.50%	10/2030	744	691	715	—%
RL Datix Holdings (USA), Inc.(11)	First lien senior secured GBP term loan	SA+	5.50%	04/2031	£13,808	17,087	17,206	0.6%
Salinger Bidco Inc. (dba Surgical Information Systems)(7)	First lien senior secured loan	S+	5.75%	08/2031	79,922	78,768	79,722	2.7%
Zelis Cost Management Buyer, Inc.(7)(14)	First lien senior secured loan	S+	2.75%	09/2029	9,925	9,882	9,931	0.3%
Zelis Cost Management Buyer, Inc.(7)(14)	First lien senior secured loan	S+	3.25%	11/2031	20,000	19,900	20,050	0.7%
						617,474	621,283	20.7%
Health Care Equipment & Supplies
Confluent Medical Technologies, Inc.(8)(14)	First lien senior secured loan	S+	3.25%	02/2029	14,848	14,848	14,903	0.5%
Packaging Coordinators Midco, Inc.(8)(14)	First lien senior secured loan	S+	3.25%	11/2027	4,975	4,975	4,992	0.2%
PerkinElmer U.S. LLC(7)(16)	First lien senior secured loan	S+	5.00%	03/2029	55,785	55,680	55,646	1.8%
Resonetics, LLC(8)(14)	First lien senior secured loan	S+	3.25%	06/2031	9,975	9,975	10,028	0.3%
						85,478	85,569	2.8%
Health Care Providers & Services
Azalea TopCo, Inc. (dba Press Ganey)(7)(14)	First lien senior secured loan	S+	3.25%	04/2031	4,988	4,988	4,997	0.2%
Covetrus, Inc.(8)	Second lien senior secured loan	S+	9.25%	10/2030	25,000	24,581	24,313	0.8%
Engage Debtco Limited(8)(16)(20)	First lien senior secured loan	S+	5.93% (2.75% PIK)	07/2029	12,922	12,702	12,599	0.4%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(8)	First lien senior secured loan	S+	4.75%	12/2029	45,336	44,600	45,336	1.5%
MED ParentCo, LP(7)(14)	First lien senior secured loan	S+	3.50%	04/2031	14,963	14,963	15,066	0.5%
OneOncology, LLC(8)(16)	First lien senior secured loan	S+	6.25%	06/2030	19,437	19,176	19,437	0.6%
OneOncology, LLC(8)(16)	First lien senior secured delayed draw term loan	S+	5.00%	06/2030	17,866	17,722	17,714	0.6%

Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(19)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

PetVet Care Centers, LLC(7)	First lien senior secured loan	S+	6.00%	11/2030	38,858	38,514	37,206	1.2%
Phantom Purchaser, Inc.(8)	First lien senior secured loan	S+	5.00%	09/2031	8,909	8,823	8,842	0.3%
Plasma Buyer LLC (dba PathGroup)(8)	First lien senior secured loan	S+	5.75%	05/2029	16,634	16,401	16,426	0.5%
Plasma Buyer LLC (dba PathGroup)(8)(16)	First lien senior secured delayed draw term loan	S+	6.25%	05/2029	502	493	495	—%
Plasma Buyer LLC (dba PathGroup)(8)(16)	First lien senior secured revolving loan	S+	5.75%	05/2028	1,059	1,038	1,035	—%
TC Holdings, LLC (dba TrialCard)(8)	First lien senior secured loan	S+	5.00%	04/2027	8,705	8,661	8,705	0.3%
						212,662	212,171	7.1%
Hotels, Restaurants & Leisure
Par Technology Corporation(7)(20)	First lien senior secured loan	S+	5.00%	07/2029	30,857	30,413	30,549	1.0%
Troon Golf, L.L.C.(8)(16)	First lien senior secured loan	S+	4.50%	08/2028	21,775	21,760	21,775	0.7%
						52,173	52,324	1.7%
Industrial Conglomerates
Aptean Acquiror, Inc. (dba Aptean)(8)	First lien senior secured loan	S+	5.00%	01/2031	35,339	35,022	35,251	1.2%
Insurance
Acrisure, LLC(14)(15)(20)	Unsecured notes		8.50%	06/2029	3,000	3,000	3,122	0.1%
Acrisure, LLC(7)(14)(20)	First lien senior secured loan	S+	3.00%	11/2030	10,511	10,511	10,508	0.3%
AmeriLife Holdings LLC(8)(16)	First lien senior secured loan	S+	5.00%	08/2029	28,281	27,873	28,133	0.9%
Applied Systems, Inc.(8)(14)(24)	First lien senior secured loan	S+	3.00%	02/2031	6,965	6,957	7,028	0.2%
Ardonagh Midco 3 PLC(8)(20)	First lien senior secured loan	S+	3.75%	02/2031	15,000	14,930	15,075	0.5%
AssuredPartners, Inc.(7)(14)	First lien senior secured loan	S+	3.50%	02/2031	9,925	9,914	9,938	0.3%
Asurion, LLC(7)(14)	First lien senior secured loan	S+	4.25%	08/2028	2,970	2,951	2,970	0.1%
Asurion, LLC(7)(14)	First lien senior secured loan	S+	3.25%	12/2026	12,672	12,260	12,659	0.4%
Asurion, LLC(7)(14)	Second lien senior secured loan	S+	5.25%	01/2029	29,332	27,908	28,241	0.9%
Diamond Insure Bidco (dba Acturis)(13)(20)	First lien senior secured EUR term loan	E+	4.25%	07/2031	€625	658	636	—%
Diamond Insure Bidco (dba Acturis)(11)(20)	First lien senior secured GBP term loan	SA+	4.50%	07/2031	£2,042	2,533	2,513	0.1%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(8)	First lien senior secured loan	S+	7.50%	03/2029	1,064	1,043	1,056	—%
Galway Borrower LLC(8)(16)	First lien senior secured delayed draw term loan	S+	4.50%	09/2028	178	171	178	—%
Hub International(7)(14)	First lien senior secured loan	S+	2.75%	06/2030	12,382	12,382	12,444	0.4%

Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(19)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

Hyperion Refinance S.à r.l (dba Howden Group)(7)(14)(20)	First lien senior secured loan	S+	3.00%	02/2031	29,775	29,775	29,945	1.0%
Integrated Specialty Coverages, LLC(7)	First lien senior secured loan	S+	4.75%	07/2030	65,430	65,271	65,430	2.2%
Integrity Marketing Acquisition, LLC(8)	First lien senior secured loan	S+	5.00%	08/2028	62,272	61,972	62,272	2.1%
Mitchell International, Inc.(7)(14)	First lien senior secured loan	S+	3.25%	06/2031	22,643	22,537	22,625	0.8%
Mitchell International, Inc.(7)(14)	Second lien senior secured loan	S+	5.25%	06/2032	7,300	7,265	7,204	0.2%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(8)	First lien senior secured loan	S+	5.50%	11/2028	24,326	24,326	24,326	0.8%
Simplicity Financial Marketing Group Holdings, Inc.(8)	First lien senior secured loan	S+	5.00%	12/2031	21,429	21,214	21,214	0.7%
						365,451	367,517	12.2%
Internet & Direct Marketing Retail
Aurelia Netherlands B.V.(12)(20)	First lien senior secured EUR term loan	E+	5.75%	05/2031	€25,282	26,511	26,049	0.9%
IT Services
Kaseya Inc.(7)	First lien senior secured loan	S+	5.50%	06/2029	67,993	67,046	67,993	2.3%
Kaseya Inc.(8)(16)	First lien senior secured delayed draw term loan	S+	5.50%	06/2029	2,064	1,978	2,064	0.1%
Marcel Bidco LLC (dba SUSE)(7)(20)(24)	First lien senior secured loan	S+	3.50%	11/2030	17,661	17,661	17,882	0.6%
Renaissance Learning, Inc.(7)(14)	First lien senior secured loan	S+	4.00%	04/2030	905	905	902	—%
Saphilux S.a.r.L. (dba IQ-EQ)(9)(14)(20)	First lien senior secured loan	S+	3.50%	07/2028	24,378	24,378	24,531	0.8%
Severin Acquisition, LLC (dba PowerSchool)(7)	First lien senior secured loan	S+	5.00% (2.25% PIK)	10/2031	65,073	64,444	64,423	2.1%
Spaceship Purchaser, Inc. (dba Squarespace)(8)	First lien senior secured loan	S+	5.00%	10/2031	67,836	67,504	67,496	2.2%
						243,916	245,291	8.2%
Life Sciences Tools & Services
Bamboo US BidCo LLC(8)(16)	First lien senior secured loan	S+	5.25%	09/2030	21,994	21,994	21,994	0.7%
Bamboo US BidCo LLC(12)	First lien senior secured EUR term loan	E+	5.25%	09/2030	€12,554	13,208	13,000	0.4%
Bracket Intermediate Holding Corp.(8)(14)	First lien senior secured loan	S+	4.25%	05/2028	19,701	19,701	19,848	0.7%
Creek Parent, Inc. (dba Catalent)(7)	First lien senior secured loan	S+	5.25%	12/2031	51,374	50,478	50,475	1.7%
Phoenix Newco, Inc. (dba Parexel)(7)(14)	First lien senior secured loan	S+	3.00%	11/2028	13,321	13,321	13,398	0.4%
						118,702	118,715	3.9%
Machinery
Faraday Buyer, LLC (dba MacLean Power Systems)(8)	First lien senior secured loan	S+	6.00%	10/2028	17,878	17,588	17,699	0.6%

Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(19)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

FR Flow Control CB LLC (dba Trillium Flow Technologies)(8)(20)	First lien senior secured loan	S+	5.25%	12/2029	18,333	18,197	18,196	0.6%
						35,785	35,895	1.2%
Media
Monotype Imaging Holdings Inc.(8)(16)	First lien senior secured loan	S+	5.50%	02/2031	34,639	34,392	34,552	1.1%
Multiline Retail
PDI TA Holdings, Inc.(8)	First lien senior secured loan	S+	5.00%	02/2031	13,162	12,991	13,031	0.4%
PDI TA Holdings, Inc.(8)(16)	First lien senior secured delayed draw term loan	S+	5.50%	02/2031	1,707	1,666	1,683	0.1%
						14,657	14,714	0.5%
Professional Services
AQ Carver Buyer, Inc. (dba CoAdvantage)(8)(14)	First lien senior secured loan	S+	5.50%	08/2029	9,875	9,714	9,850	0.3%
Certinia Inc.(8)	First lien senior secured loan	S+	5.25%	08/2030	58,824	58,020	58,824	2.0%
CloudPay, Inc.(8)(20)	First lien senior secured loan	S+	7.50%	07/2029	7,636	7,569	7,560	0.3%
EP Purchaser, LLC (dba Entertainment Partners)(8)(14)	First lien senior secured loan	S+	4.50%	11/2028	4,920	4,771	4,932	0.2%
Gerson Lehrman Group, Inc.(8)	First lien senior secured loan	S+	5.25%	12/2027	47,238	46,907	47,120	1.6%
iSolved, Inc.(7)(14)	First lien senior secured loan	S+	3.25%	10/2030	9,950	9,950	10,062	0.3%
Motus Group, LLC(8)(14)	First lien senior secured loan	S+	4.00%	12/2028	12,404	12,404	12,497	0.4%
OneDigital Borrower LLC(7)(14)	First lien senior secured loan	S+	3.25%	07/2031	6,269	6,239	6,277	0.2%
OneDigital Borrower LLC(7)(14)	Second lien senior secured loan	S+	5.25%	07/2032	3,700	3,682	3,679	0.1%
Project Boost Purchaser, LLC (dba J.D. Power)(7)(14)	First lien senior secured loan	S+	3.50%	07/2031	11,250	11,250	11,316	0.4%
Project Boost Purchaser, LLC (dba J.D. Power)(8)(14)	Second lien senior secured loan	S+	5.25%	07/2032	3,750	3,732	3,821	0.1%
Proofpoint, Inc.(7)(14)	First lien senior secured loan	S+	3.00%	08/2028	29,674	29,674	29,796	1.0%
Sensor Technology Topco, Inc. (dba Humanetics)(8)(16)	First lien senior secured loan	S+	7.00%	05/2028	24,029	23,943	24,149	0.8%
Sensor Technology Topco, Inc. (dba Humanetics)(7)(16)	First lien senior secured revolving loan	S+	6.50%	05/2028	1,345	1,338	1,350	—%
Sensor Technology Topco, Inc. (dba Humanetics)(12)(16)	First lien senior secured EUR term loan	E+	7.25%	05/2028	€4,342	4,700	4,516	0.2%
Sovos Compliance, LLC(7)(14)	First lien senior secured loan	S+	4.50%	08/2028	23,367	22,793	23,507	0.8%
TK Operations Ltd (dba Travelperk, Inc.)(15)(20)	First lien senior secured loan		11.50%PIK	05/2029	14,218	13,105	13,187	0.4%
UKG Inc. (dba Ultimate Software)(7)(14)	First lien senior secured loan	S+	3.00%	02/2031	19,926	19,926	20,052	0.7%

Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(19)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

Vensure Employer Services, Inc.(8)(16)	First lien senior secured loan	S+	5.00%	09/2031	33,122	32,767	32,753	1.1%
						322,484	325,248	10.8%
Pharmaceuticals
Pacific BidCo Inc.(9)(16)(20)	First lien senior secured loan	S+	6.00% (2.05% PIK)	08/2029	10,003	9,827	9,754	0.3%
Real Estate Management & Development
Entrata, Inc.(7)	First lien senior secured loan	S+	5.75%	07/2030	34,142	33,709	34,142	1.1%
RealPage, Inc.(8)(14)	First lien senior secured loan	S+	3.00%	04/2028	20,166	19,862	20,108	0.7%
RealPage, Inc.(8)(14)	First lien senior secured loan	S+	3.75%	04/2028	16,750	16,666	16,792	0.6%
						70,237	71,042	2.4%
Specialty Retail
Wand Newco 3, Inc. (dba Caliber )(7)(14)	First lien senior secured loan	S+	3.25%	01/2031	7,325	7,325	7,348	0.2%
Systems Software
Activate Holdings (US) Corp. (dba Absolute Software)(8)(16)(20)	First lien senior secured loan	S+	5.25%	07/2030	48,828	48,643	48,828	1.6%
Appfire Technologies, LLC(8)(16)	First lien senior secured loan	S+	5.00%	03/2028	12,761	12,727	12,761	0.4%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(7)(16)	First lien senior secured loan	S+	6.50%	03/2031	25,651	25,292	25,458	0.8%
Barracuda Networks, Inc.(8)(14)	First lien senior secured loan	S+	4.50%	08/2029	30,989	30,312	28,591	1.0%
Barracuda Networks, Inc.(8)	Second lien senior secured loan	S+	7.00%	08/2030	55,875	54,544	44,700	1.5%
Bayshore Intermediate #2, L.P. (dba Boomi)(8)	First lien senior secured loan	S+	6.25% (3.38% PIK)	10/2028	47,620	47,611	47,620	1.6%
Cloud Software Group, Inc.(8)(14)	First lien senior secured loan	S+	3.75%	03/2031	27,605	27,605	27,663	0.9%
Cloud Software Group, Inc.(8)(14)	First lien senior secured loan	S+	3.50%	03/2029	22,118	22,118	22,167	0.7%
Clover Holdings 2, LLC (dba Cohesity)(8)	First lien senior secured loan	S+	4.00%	12/2031	12,321	12,198	12,198	0.4%
Crewline Buyer, Inc. (dba New Relic)(7)	First lien senior secured loan	S+	6.75%	11/2030	94,034	92,781	92,859	3.1%
Databricks, Inc.(7)	First lien senior secured loan	S+	4.50%	01/2031	48,571	48,329	48,329	1.6%
Delta TopCo, Inc. (dba Infoblox, Inc.)(8)(14)	First lien senior secured loan	S+	3.50%	11/2029	29,158	29,087	29,371	1.0%
Forescout Technologies, Inc.(8)	First lien senior secured loan	S+	5.00%	05/2031	1,232	1,226	1,225	—%
Ivanti Software, Inc.(7)(14)	First lien senior secured loan	S+	4.25%	12/2027	12,835	12,178	8,792	0.3%
Oranje Holdco, Inc. (dba KnowBe4)(8)	First lien senior secured loan	S+	7.75%	02/2029	4,273	4,224	4,273	0.1%

Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(19)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

Oranje Holdco, Inc. (dba KnowBe4)(8)	First lien senior secured loan	S+	7.25%	02/2029	25,275	25,051	25,085	0.8%
Ping Identity Holding Corp.(8)	First lien senior secured loan	S+	4.75%	10/2029	43,786	43,704	43,786	1.5%
Project Alpha Intermediate Holding, Inc. (dba Qlik)(8)(14)	First lien senior secured loan	S+	3.25%	10/2030	29,775	29,702	29,948	1.0%
Rubrik, Inc.(8)(16)	First lien senior secured loan	S+	7.00%	08/2028	52,965	52,416	52,965	1.8%
SailPoint Technologies Holdings, Inc.(8)	First lien senior secured loan	S+	6.00%	08/2029	74,632	73,467	74,632	2.5%
Securonix, Inc.(8)	First lien senior secured loan	S+	7.75% (3.75% PIK)	04/2028	19,774	19,652	17,154	0.6%
Securonix, Inc.(8)(16)	First lien senior secured revolving loan	S+	7.00%	04/2028	80	60	(391)	—%
Sitecore Holding III A/S(8)	First lien senior secured loan	S+	7.75% (4.25% PIK)	03/2029	4,805	4,777	4,805	0.2%
Sitecore USA, Inc.(8)	First lien senior secured loan	S+	7.75% (4.25% PIK)	03/2029	28,969	28,798	28,969	1.0%
Sitecore Holding III A/S(12)	First lien senior secured EUR term loan	E+	7.75% (4.25% PIK)	03/2029	€28,002	29,365	28,996	1.0%
Talon MidCo 2 Limited(7)(16)(20)	First lien senior secured loan	S+	6.95%	08/2028	31,055	30,643	31,055	1.0%
						806,510	791,839	26.3%
Water Utilities
Vessco Midco Holdings, LLC(9)(16)	First lien senior secured delayed draw term loan	S+	4.75%	07/2031	820	802	816	—%
Vessco Midco Holdings, LLC(7)	First lien senior secured loan	S+	4.75%	07/2031	9,346	9,257	9,299	0.3%
						10,059	10,115	0.3%
Total non-controlled/non-affiliated portfolio company debt investments						$4,947,512	$4,956,384	164.8%
Equity Investments
Application Software
AlphaSense, LLC(18)(22)	Series E Preferred Shares		N/A	N/A	96,072	4,342	4,313	0.1%
Project Alpine Co-Invest Fund, LP(18)(20)(22)	LP Interest		N/A	N/A	6,667	6,671	8,755	0.3%
Simpler Postage, Inc. (dba Easypost)(18)(22)	Warrants		N/A	N/A	68,396	861	861	—%
Zoro TopCo, Inc.(8)(22)	Series A Preferred Equity	S+	9.50% PIK	N/A	8,057	10,212	10,461	0.3%
Zoro TopCo, L.P.(18)(22)	Class A Common Units		N/A	N/A	671,414	6,715	7,310	0.2%
						28,801	31,700	1.1%
Health Care Providers & Services
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(18)(22)	Class A Interest		N/A	N/A	317	3,171	3,594	0.1%

Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(19)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(15)(22)	Series A Preferred Stock		15.00%PIK	N/A	4,419	5,046	4,749	0.2%
						8,217	8,343	0.3%
Health Care Technology
Minerva Holdco, Inc.(15)(22)	Senior A Preferred Stock		10.75% PIK	N/A	40,000	53,952	52,750	1.8%
Orange Blossom Parent, Inc.(18)(22)	Common Units		N/A	N/A	16,667	1,667	1,664	0.1%
						55,619	54,414	1.8%
Insurance
Accelerate Topco Holdings, LLC(18)(22)	Common Units		N/A	N/A	12,822	354	612	—%
Hockey Parent Holdings, L.P.(18)(22)	Class A Common Units		N/A	N/A	7,500	7,500	8,380	0.3%
						7,854	8,992	0.3%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(9)(22)	Perpetual Preferred Stock	S+	10.75% PIK	N/A	50,000	68,446	69,367	2.3%

Professional Services
CloudPay, Inc.(15)(20)(22)	Series E Preferred Stock		13.50% PIK	N/A	30,846	7,016	7,017	0.2%
TravelPerk, Inc.(18)(20)(22)	Warrants		N/A	N/A	46,173	985	985	—%
Vestwell Holdings, Inc.(18)(22)	Series D Preferred Stock		N/A	N/A	152,175	3,020	3,000	0.1%
						11,021	11,002	0.4%
Pharmaceuticals
XOMA Corporation(16)(18)(22)	Warrants		N/A	N/A	4,200	29	49	—%
Systems Software
Elliott Alto Co-Investor Aggregator L.P.(18)(20)(22)	LP Interest		N/A	N/A	7,836	7,887	12,205	0.4%
Halo Parent Newco, LLC(15)(22)	Class H PIK Preferred Equity		11.00%PIK	N/A	10,000	13,040	9,821	0.3%
Project Hotel California Co-Invest Fund, L.P.(18)(20)(22)	LP Interest		N/A	N/A	6,711,769	6,717	7,729	0.3%
Securiti, Inc.(18)(22)	Series C Preferred Shares		N/A	N/A	1,262,785	10,002	10,000	0.3%
						37,646	39,755	1.3%

Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)

Total non-controlled/non-affiliated portfolio company equity investments					$217,633	$223,622	7.4%
Total non-controlled/non-affiliated portfolio company investments					$5,165,145	$5,180,006	172.2%
Non-controlled/affiliated portfolio company investments(21)
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(16)(20)(21)(22)	Preferred equity	N/A	N/A	3,052	3,084	3,102	0.1%
LSI Financing LLC(16)(20)(21)(22)(26)(27)	Common Equity	N/A	N/A	20,746	20,747	21,110	0.7%
					23,831	24,212	0.8%
Total non-controlled/affiliated portfolio company investments					$23,831	$24,212	0.8%
Controlled/affiliated portfolio company investments(25)
Equity Investments
Joint Ventures
Blue Owl Credit SLF LLC(20)(22)(25)(26)(27)	LLC Interest	N/A	N/A	900	949	954	—%
Total controlled/affiliated portfolio company investments					$949	$954	—%

Total non-controlled/non-affiliated misc. debt commitments(16)(28)(Note 7)					$(2,826)	$(1,374)	—%
Total Investments					$5,187,099	$5,203,798	173.0%
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
(4) As of December 31, 2024, the net estimated unrealized gain for U.S. federal income tax purposes was $61.6 million based on a tax cost basis of $5.1 billion. As of December 31, 2024, there were no estimated aggregate gross unrealized losses for U.S federal income tax purposes and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $61.6 million.
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
(7)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2024 was 4.33%.
(8)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2024 was 4.31%.
(9)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2024 was 4.25%.
(10)The interest rate on these loans is subject to 12 month SOFR, which as of December 31, 2024 was 4.18%.
(11)The interest rate on these loans is subject to SONIA, which as of December 31, 2024 was 4.70%.
(12)The interest rate on these loans is subject to 3 month EURIBOR, which as of December 31, 2024 was 2.71%.
(13)The interest rate on these loans is subject to 6 month EURIBOR, which as of December 31, 2024 was 2.57%.
(14)Level 2 investment.
(15)Contains a fixed rate structure.
(16)Position or portion thereof is a partially unfunded debt or equity commitment. See Note 7 “Commitments and Contingencies.

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(28)
Non-controlled/non-affiliated - delayed draw debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	—	$22,237	$(18)
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	—	5,509	(28)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	4,064	(41)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	12/2025	—	4,010	(40)

Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share and per share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(28)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	6/2026	2,202	2,339	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	3/2025	—	5,562	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	6/2026	—	2,688	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	1/2026	—	1,589	(1)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	2,703	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	857	4,279	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	11/2026	—	5,486	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	3/2025	1,818	1,258	—
BTRS HOLDINGS INC. (dba Billtrust)	First lien senior secured delayed draw term loan	12/2028	194	1	—
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	2/2026	—	22,991	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	8/2025	—	70	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	9/2025	—	3,806	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	6/2026	—	2,239	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2026	—	2,912	(7)
Databricks, Inc.	First lien senior secured delayed draw term loan	7/2026	—	10,929	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	4/2026	—	2,557	—
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11/2025	—	1,896	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	3,667	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	8/2025	34	336	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	2/2026	26	66	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	112	6,105	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	256	4,229	—
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	1/2025	—	1,780	—
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	4/2026	—	1,954	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	9,420	—
Kaseya Inc.	First lien senior secured delayed draw term loan	6/2025	790	3,013	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	5,306	5,994	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	4,709	(12)
ManTech International Corporation	First lien senior secured delayed draw term loan	6/2025	—	6,698	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	5/2026	—	9,006	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	663	2,183	—
OneOncology, LLC	First lien senior secured delayed draw term loan	10/2026	7,179	7,107	—
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	2/2026	1,707	1,350	—
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	5/2026	7,395	2,471	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	5,120	(166)
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	9/2025	502	126	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5/2026	7,231	13,064	—
Raven Acquisition Holdings, LLC (dba R1 RCM)	First lien senior secured delayed draw term loan	10/2026	—	1,667	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	6,725	—
Rubrik, Inc.	First lien senior secured delayed draw term loan	6/2028	6,194	343	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	7,734	—

Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share and per share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(28)
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	9/2025	80	403	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	9/2025	17	84	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	—	13,622	(68)
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	6/2026	429	17,996	(26)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	—	5,714	(29)
Smarsh Inc.	First lien senior secured delayed draw term loan	2/2025	3,333	3,333	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2026	—	4,038	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	9,691	(24)
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	1,562	1,562	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	820	2,295	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	9/2026	45	6,878	—
Zendesk, Inc.	First lien senior secured delayed draw term loan	11/2025	—	14,633	—
Non-controlled/non-affiliated-debt (Revolvers)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	3,011	—
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	9,220	(23)
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	3,443	(34)
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	—	2,273	(11)
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	6,481	—
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2028	117	1,516	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	—	2,913	(7)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	1,930	(10)
Associations, Inc.	First lien senior secured revolving loan	7/2028	2,058	2,058	—
Avalara, Inc.	First lien senior secured revolving loan	10/2028	—	2,273	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	2,850	(21)
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	4,103	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	—	4,104	—
BCPE Pequod Buyer, Inc. (dba Envestnet)	First lien senior secured revolving loan	11/2029	—	3,616	(18)
BTRS HOLDINGS INC. (dba Billtrust)	First lien senior secured revolving loan	12/2028	92	154	—
Certinia Inc.	First lien senior secured revolving loan	8/2029	—	5,882	—
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	54	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	7,376	(129)
Cresset Capital Management, LLC	First lien senior secured revolving loan	6/2029	—	1,119	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	9,434	(118)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	7,280	(18)
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3/2029	—	91	(1)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	430	—
Entrata, Inc.	First lien senior secured revolving loan	7/2028	—	3,941	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	—	2,215	—
Finastra USA, Inc.	First lien senior secured revolving loan	9/2029	3,898	2,369	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2030	—	176	(1)

Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share and per share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(28)
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	—	3,000	(23)
Fullsteam Operations, LLC	First lien senior secured revolving loan	11/2029	—	37	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	66	718	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2027	—	2,391	(6)
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	1,645	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	1,919	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	1,957	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	1,153	2,050	—
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	7/2029	—	5,934	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	3,152	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	68	1,237	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2027	1,805	7,255	—
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	1,324	—
Kaseya Inc.	First lien senior secured revolving loan	6/2029	1,023	3,038	—
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	6,202	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	2,680	(7)
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	5,806	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	5,590	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	1,695	(13)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	5,540	(28)
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	4,268	(11)
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	4,118	—
OneOncology, LLC	First lien senior secured revolving loan	6/2029	—	2,857	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	2/2029	—	534	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	—	1,345	(13)
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	5,373	(228)
Phantom Purchaser, Inc.	First lien senior secured revolving loan	9/2031	—	1,140	(9)
Ping Identity Holding Corp.	First lien senior secured revolving loan	10/2028	—	4,390	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	5/2028	1,059	832	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	5/2030	536	3,750	—
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	3,854	(10)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	744	5,144	—
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	8/2028	—	10,896	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	7,734	(19)
Securonix, Inc.	First lien senior secured revolving loan	4/2028	80	3,479	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	1,345	732	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	—	8,173	(82)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	2,857	(29)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	107	160	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	8,076	(40)

Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share and per share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(28)
Talon MidCo 2 Limited	First lien senior secured revolving loan	8/2028	—	1,369	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	4/2027	—	1,071	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	1,562	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	5/2029	—	2,106	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	1,038	(5)
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	1,090	3,378	—
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	6,026	—
Non-controlled/affiliated - equity commitments
LSI Financing LLC	Common Equity	N/A	20,746	446	—
Total Portfolio Company Commitments			$84,739	$544,431	$(1,374)
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
(20)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2024, non-qualifying assets represented 13.6% of total assets as calculated in accordance with the regulatory requirements.
(21)Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities ("non-controlled affiliate"). Transactions during the year ended December 31, 2024 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2023	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Fair Value at December 31, 2024	Interest Income	Dividend Income	Other Income
Non-controlled Affiliates
LSI Financing 1 DAC	$13,001	$1,733	$(11,006)	$(626)	$3,102	$—	$53	$—
LSI Financing LLC	—	30,263	(9,517)	364	21,110	—	109
Total Non-controlled Affiliates	$13,001	$31,996	$(20,523)	$(262)	$24,212	$—	$162	$—
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
(22)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities is $248.8 million or 8.2% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 09, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	May 4, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 23, 2022
Minerva Holdco, Inc.	Senior A Preferred Stock	May 2, 2022
Project Alpine Co-Invest Fund, LP	LP Interest	June 10, 2022
Securiti, Inc.	Series C Preferred Shares	July 28, 2022
Accelerate Topco Holdings, LLC	Common Units	September 01, 2022
Orange Blossom Parent, Inc.	Common Units	July 29, 2022

Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share and per share amounts)

Portfolio Company	Investment	Acquisition Date
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
LSI Financing 1 DAC*	Preferred Equity	December 14, 2022
Hockey Parent Holdings, L.P.	Class A Common Units	September 14, 2023
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	Class A Interest	December 12, 2023
Xoma Corporation	Warrants	December 15, 2023
Vestwell Holdings, Inc.	Series D Preferred Stock	December 20, 2023
TravelPerk, Inc.	Warrants	May 02, 2024
Simpler Postage, Inc. (dba Easypost)	Warrants	June 11, 2024
AlphaSense, LLC	Series E Preferred Shares	June 27, 2024
CloudPay, Inc.	Series E Preferred Stock	July 31, 2024
Blue Owl Credit SLF LLC**	LLC Interest	August 01, 2024
LSI Financing LLC*	Common Equity	November 24, 2024
* Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.
** Refer to Note 4 "Investments - Credit SLF LLC" for further information.

(23)     Unless otherwise indicated, all investments represent a co-investment made with the Company's affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions”.
(24)     This portfolio company was not a co-investment made with the Company's affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission.
(25)     As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended December 31, 2024, were as follows:

Company	Fair Value at December 31, 2023	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Fair Value at December 31, 2024	Interest Income	Dividend Income	Other Income
Controlled Affiliates
Blue Owl Credit SLF(c)	$—	$2,189	$(1,240)	$5	$954	$—	$27	$—
Total Controlled Affiliates	$—	$2,189	$(1,240)	$5	$954	$—	$27	$—
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
(c)For further description of the Company's investment in Blue Owl Credit SLF LLC ("Credit SLF"), see "Note 4. Investments."
(26)     Investment measured at net asset value ("NAV").
(27)     Investment is not pledged as collateral for the credit facilities.
(28)    The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Non-controlled/non-affiliated portfolio company investments
Debt Investments(6)
Aerospace & Defense
Bleriot US Bidco Inc.(8)(15)	First lien senior secured loan	S +	4.00%	10/2028	$6,816	$6,784	$6,838	0.4%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)(15)	First lien senior secured loan	S +	4.00%	8/2028	896	887	897	—%
Dynasty Acquisition Co., Inc. (dba StandardAero Limited)(7)(15)	First lien senior secured loan	S +	4.00%	4/2026	2,090	2,070	2,094	0.1%
ManTech International Corporation(8)(17)	First lien senior secured loan	S +	5.75%	9/2029	47,139	46,269	46,785	2.5%
Peraton Corp.(7)(15)	First lien senior secured loan	S +	3.75%	2/2028	3,061	3,047	3,065	0.2%
						59,057	59,679	3.2%
Application Software
Anaplan, Inc.(8)	First lien senior secured loan	S +	6.50%	6/2029	90,055	89,299	90,056	4.8%
Armstrong Bidco Limited(11)(22)	First lien senior secured GBP term loan	SA +	5.25%	6/2029	£40,433	48,706	51,158	2.7%
Avalara, Inc.(8)	First lien senior secured loan	S +	7.25%	10/2028	22,727	22,437	22,614	1.2%
Boxer Parent Company Inc. (f/k/a BMC)(7)(15)	First lien senior secured loan	S +	4.25%	12/2028	15,000	14,850	15,087	0.8%
Central Parent Inc. (dba CDK Global Inc.)(8)(15)	First lien senior secured loan	S +	4.00%	7/2029	39,700	39,606	39,857	2.1%
Community Brands ParentCo, LLC(7)	First lien senior secured loan	S +	5.50%	2/2028	6,263	6,170	6,201	0.3%
Coupa Holdings, LLC(7)	First lien senior secured loan	S +	7.50%	2/2030	785	767	770	—%
Fullsteam Operations, LLC(8)(17)	First lien senior secured loan	S +	8.25%	11/2029	725	701	701	—%
Motus Group, LLC(7)	Second lien senior secured loan	S +	6.50%	12/2029	16,557	16,423	16,392	0.9%
Grayshift, LLC(7)(17)(22)	First lien senior secured loan	S +	8.00%	7/2028	75,500	74,762	74,368	4.0%
Perforce Software, Inc.(7)	First lien senior secured loan	S +	4.50%	7/2026	14,775	14,537	14,738	0.8%
Quartz Acquireco, LLC (dba Qualtrics)(7)	First lien senior secured loan	S +	3.50%	6/2030	4,988	4,942	4,950	0.3%
Zendesk, Inc.(8)	First lien senior secured loan	S +	6.25% (3.25% PIK)	11/2028	60,058	59,061	59,308	3.2%
						392,261	396,200	21.1%
Banks
Finastra USA, Inc.(9)(22)	First lien senior secured loan	S +	7.25%	9/2029	60,413	59,812	59,809	3.2%
Finastra USA, Inc.(7)(17)(22)	First lien senior secured revolving loan	S +	7.25%	9/2029	1,659	1,596	1,596	0.1%
						61,408	61,405	3.3%

Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Beverages
Innovation Ventures HoldCo, LLC(7)	First lien senior secured loan	S +	6.25%	3/2027	50,000	49,361	49,375	2.6%
Building Products
EET Buyer, Inc. (dba e-Emphasys)(8)	First lien senior secured loan	S +	6.50%	11/2027	5,144	5,076	5,144	0.3%
EET Buyer, Inc. (dba e-Emphasys)(9)(17)	First lien senior secured revolving loan	S +	6.50%	11/2027	86	80	86	—%
SRS Distribution, Inc.(7)(15)	First lien senior secured loan	S +	3.50%	6/2028	4,975	4,929	4,977	0.3%
						10,085	10,207	0.6%
Buildings & Real Estate
Associations, Inc.(8)	First lien senior secured loan	S +	6.50% (2.50% PIK)	7/2027	21,037	20,843	20,931	1.1%
Commercial Services & Supplies
Access CIG, LLC(8)(15)	First lien senior secured loan	S +	5.00%	8/2028	9,975	9,740	9,981	0.5%
Charter NEX US, Inc.(7)(15)	First lien senior secured loan	S +	3.75%	12/2027	9,974	9,936	10,008	0.5%
Denali BuyerCo, LLC (dba Summit Companies)(8)	First lien senior secured loan	S +	5.50%	9/2028	41,820	41,056	41,715	2.2%
SimpliSafe Holding Corporation(7)(17)	First lien senior secured loan	S +	6.25%	5/2028	62,849	61,869	62,221	3.3%
						122,601	123,925	6.5%
Construction & Engineering
Dodge Construction Network LLC(8)(15)	First lien senior secured loan	S +	4.75%	2/2029	12,313	12,165	9,481	0.5%
Engineered Machinery Holdings, Inc. (dba Duravant)(8)(15)	First lien senior secured loan	S +	3.75%	5/2028	5,970	5,916	5,919	0.3%
						18,081	15,400	0.8%
Containers & Packaging
Five Star Lower Holding LLC(8)(15)	First lien senior secured loan	S +	4.25%	5/2029	21,602	21,340	21,191	1.1%
Tricorbraun Holdings, Inc.(7)(15)	First lien senior secured loan	S +	3.25%	3/2028	4,974	4,923	4,939	0.3%
						26,263	26,130	1.4%
Diversified Consumer Services
Learning Care Group (US) No. 2 Inc.(8)(15)	First lien senior secured loan	S +	4.75%	8/2028	7,481	7,376	7,515	0.4%
Litera Bidco LLC(7)	First lien senior secured loan	S +	6.00%	5/2026	20,259	20,104	20,259	1.1%
Sophia, L.P.(7)(15)	First lien senior secured loan	S +	4.25%	10/2027	9,850	9,778	9,827	0.5%
						37,258	37,601	2.0%
Diversified Financial Services
Blackhawk Network Holdings, Inc.(8)(15)	First lien senior secured loan	S +	2.75%	6/2025	3,943	3,927	3,937	0.2%
BTRS Holdings Inc. (dba Billtrust)(8)	First lien senior secured loan	S +	8.00%	12/2028	2,405	2,344	2,367	0.1%

Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
BTRS Holdings Inc. (dba Billtrust)(8)(17)	First lien senior secured revolving loan	S +	7.25%	12/2028	62	55	58	—%
Computer Services, Inc. (dba CSI)(8)	First lien senior secured loan	S +	6.00%	11/2029	3,341	3,308	3,308	0.2%
Computer Services, Inc. (dba CSI)(8)	First lien senior secured loan	S +	6.75%	11/2029	19,850	19,498	19,850	1.1%
Deerfield Dakota Holdings(8)(15)	First lien senior secured loan	S +	3.75%	4/2027	5,184	5,062	5,128	0.3%
Helios Software Holdings, Inc. (dba ION Corporates)(8)(15)(22)	First lien senior secured loan	S +	4.25%	7/2030	5,611	5,433	5,597	0.3%
Ministry Brands Holdings, LLC(7)	First lien senior secured loan	S +	5.50%	12/2028	19,096	18,799	18,714	1.0%
Ministry Brands Holdings, LLC(7)(17)	First lien senior secured revolving loan	S +	5.50%	12/2027	904	881	870	—%
Smarsh Inc.(8)(17)	First lien senior secured loan	S +	5.75%	2/2029	30,000	29,736	29,925	1.6%
						89,043	89,754	4.8%
Electrical Equipment
BCPE Watson (DE) ORML, LP(9)(22)	First lien senior secured loan	S +	6.50%	7/2028	100,000	99,196	99,500	5.3%
Energy Equipment & Services
USIC Holdings, Inc.(8)(15)	First lien senior secured loan	S +	3.50%	5/2028	4,975	4,837	4,927	0.3%
Food & Staples Retailing
Circana Group, L.P. (fka The NPD Group, L.P.)(7)	First lien senior secured loan	S +	6.25% (2.75%PIK)	12/2028	144,986	142,583	143,536	7.6%
Circana Group, L.P. (fka The NPD Group, L.P.)(7)(17)	First lien senior secured revolving loan	S +	5.75%	12/2027	1,631	1,498	1,540	0.1%
						144,081	145,076	7.7%
Health Care Technology
Athenahealth Group Inc.(7)(15)	First lien senior secured loan	S +	3.25%	2/2029	20,725	19,821	20,611	1.1%
Color Intermediate, LLC (dba ClaimsXten)(8)	First lien senior secured loan	S +	5.50%	10/2029	39,229	38,546	38,836	2.1%
GHX Ultimate Parent Corporation (dba Global Healthcare Exchange)(8)(15)	First lien senior secured loan	S +	4.75%	6/2027	12,438	12,167	12,442	0.7%
GI Ranger Intermediate, LLC (dba Rectangle Health)(8)(17)(19)	First lien senior secured delayed draw term loan	S +	5.75%	3/2024	2,370	2,278	2,296	0.1%
Greenway Health, LLC(9)	First lien senior secured loan	S +	6.75%	4/2029	4,700	4,560	4,559	0.2%
Hyland Software, Inc.(7)	First lien senior secured loan	S +	6.00%	9/2030	40,490	39,899	39,882	2.1%
Iconic IMO Merger Sub, Inc.(8)	First lien senior secured loan	S +	6.00%	5/2029	20,585	20,247	20,482	1.1%
Iconic IMO Merger Sub, Inc.(9)(17)(19)	First lien senior secured delayed draw term loan	S +	6.00%	5/2024	1,825	1,770	1,816	0.1%
Iconic IMO Merger Sub, Inc.(8)(17)	First lien senior secured revolving loan	S +	6.00%	5/2028	99	63	87	—%

Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Imprivata, Inc.(8)	Second lien senior secured loan	S +	6.25%	12/2028	17,648	17,472	17,648	0.9%
Imprivata, Inc.(7)(15)	First lien senior secured loan	S +	4.25%	12/2027	20,722	20,480	20,782	1.1%
Indikami Bidco, LLC (dba IntegriChain)(7)	First lien senior secured loan	S +	6.00%	12/2030	25,628	25,053	25,051	1.3%
Inovalon Holdings, Inc.(7)	First lien senior secured loan	S +	6.25% (2.75% PIK)	11/2028	13,388	13,151	13,221	0.7%
Inovalon Holdings, Inc.(7)	Second lien senior secured loan	S +	10.50% PIK	11/2033	47,101	46,568	46,630	2.5%
Interoperability Bidco, Inc. (dba Lyniate)(8)	First lien senior secured loan	S +	7.00%	12/2026	28,193	28,072	27,771	1.5%
Interoperability Bidco, Inc. (dba Lyniate)(8)(17)	First lien senior secured revolving loan	S +	7.00%	12/2024	548	545	528	—%
Neptune Holdings, Inc. (dba NexTech)(9)	First lien senior secured loan	S +	6.00%	8/2030	30,882	30,135	30,110	1.6%
						320,827	322,752	17.1%
Health Care Equipment & Supplies
Medline Borrower, LP(7)(15)	First lien senior secured loan	S +	3.00%	10/2028	15,243	15,027	15,305	0.8%
PerkinElmer U.S. LLC(7)	First lien senior secured loan	S +	6.75%	3/2029	11,360	11,155	11,360	0.6%
PerkinElmer U.S. LLC(7)	First lien senior secured loan	S +	5.75%	3/2029	27,674	27,403	27,397	1.5%
Resonetics, LLC(8)(15)	First lien senior secured loan	S +	4.00%	4/2028	7,243	7,172	7,236	0.4%
						60,757	61,298	3.3%
Health Care Providers & Services
Covetrus, Inc.(8)	Second lien senior secured loan	S +	9.25%	10/2030	25,000	24,537	24,938	1.3%
Engage Debtco Limited(8)(22)	First lien senior secured loan	S +	5.75% (2.25%PIK)	7/2029	12,580	12,321	12,360	0.7%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(9)(17)	First lien senior secured loan	S +	6.25%	12/2029	45,031	44,066	44,059	2.3%
OneOncology LLC(8)	First lien senior secured loan	S +	6.25%	6/2030	14,250	14,048	14,179	0.8%
PetVet Care Centers, LLC(7)	First lien senior secured loan	S +	6.00%	11/2030	39,250	38,863	38,838	2.1%
Plasma Buyer LLC (dba PathGroup)(8)	First lien senior secured loan	S +	5.75%	5/2029	16,804	16,528	16,468	0.9%
Plasma Buyer LLC (dba PathGroup)(8)(17)	First lien senior secured revolving loan	S +	5.75%	5/2028	630	603	592	—%
TC Holdings, LLC (dba TrialCard)(8)	First lien senior secured loan	S +	5.00%	4/2027	8,795	8,733	8,795	0.5%
						159,699	160,229	8.6%
Insurance
Acrisure, LLC(8)(15)(22)	First lien senior secured loan	S +	4.50%	2/2027	10,945	10,839	10,954	0.6%
AmeriLife Holdings LLC(7)	First lien senior secured loan	S +	5.75%	8/2029	18,000	17,691	17,910	1.0%

Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
AmeriLife Holdings LLC(8)(17)(19)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	3,751	3,682	3,732	0.2%
Asurion, LLC(7)(15)	First lien senior secured loan	S +	3.25%	12/2026	15,381	14,666	15,330	0.8%
Asurion, LLC(7)(15)	Second lien senior secured loan	S +	5.25%	1/2029	29,332	27,638	27,579	1.5%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(8)	First lien senior secured loan	S +	7.50%	3/2029	909	888	895	—%
Hub International Limited(8)(15)	First lien senior secured loan	S +	4.25%	6/2030	9,975	9,882	10,013	0.5%
Hyperion Refinance S.a.r.l (dba Howden Group)(7)(22)	First lien senior secured loan	S +	5.25%	11/2027	17,714	17,422	17,714	0.9%
Integrated Specialty Coverages, LLC(8)	First lien senior secured loan	S +	6.00%	7/2030	55,101	54,309	54,274	2.9%
Integrity Marketing Acquisition, LLC(8)	First lien senior secured loan	S +	5.80%	8/2026	13,213	13,181	13,213	0.7%
Integrity Marketing Acquisition, LLC(8)(17)(19)	First lien senior secured delayed draw term loan	S +	6.00%	8/2025	343	320	343	—%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(7)	First lien senior secured loan	S +	6.00%	11/2028	24,576	24,303	24,514	1.3%
						194,821	196,471	10.4%
IT Services
Kaseya Inc.(8)(17)	First lien senior secured loan	S +	6.25% (2.50% PIK)	6/2029	67,721	66,573	67,553	3.6%
Kaseya Inc.(7)(17)	First lien senior secured revolving loan	S +	6.25%	6/2029	1,023	960	1,013	0.1%
Marcel Bidco LLC (dba SUSE)(7)(15)(22)	First lien senior secured loan	S +	4.50%	11/2030	17,750	17,489	17,825	0.9%
Renaissance Learning, Inc.(7)(15)	First lien senior secured loan	S +	4.75%	4/2030	914	912	916	—%
Saphilux S.a.r.L (dba IQ EQ)(9)(15)(22)	First lien senior secured loan	S +	4.75%	7/2028	22,500	22,189	22,514	1.2%
Severin Acquisition, LLC (dba PowerSchool)(8)(15)	First lien senior secured loan	S +	3.25%	8/2025	16,955	16,875	17,008	0.9%
The Dun & Bradstreet Corporation(7)(15)	First lien senior secured loan	S +	2.75%	2/2026	12,931	12,931	12,950	0.7%
						137,929	139,779	7.4%
Life Sciences Tools & Services
Bamboo US BidCo LLC(8)	First lien senior secured loan	S +	6.75% (3.38%PIK)	9/2030	19,692	19,116	19,102	1.0%
Bamboo US BidCo LLC(13)	First lien senior secured EUR term loan	E +	6.00%	9/2030	€12,252	12,593	13,128	0.7%
Bamboo US BidCo LLC(7)(17)(19)	First lien senior secured delayed draw term loan	S +	6.00%	3/2025	211	164	162	—%
Bracket Intermediate Holding Corp.(8)(15)	First lien senior secured loan	S +	5.00%	5/2028	19,900	19,366	19,870	1.1%
Phoenix Newco, Inc. (dba Parexel)(7)	Second lien senior secured loan	S +	6.50%	11/2029	5,000	4,915	5,000	0.3%
						56,154	57,262	3.1%

Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Machinery
Faraday Buyer, LLC (dba MacLean Power Systems)(8)(17)	First lien senior secured loan	S +	6.00%	10/2028	18,059	17,705	17,698	0.9%
Professional Services
AQ Carver Buyer, Inc. (dba CoAdvantage)(9)(15)	First lien senior secured loan	S +	5.50%	8/2029	9,975	9,786	10,000	0.5%
Certinia, Inc.(9)(17)	First lien senior secured loan	S +	7.25%	8/2029	44,118	43,277	43,235	2.3%
EP Purchaser, LLC (dba Entertainment Partners)(8)	First lien senior secured loan	S +	4.50%	11/2028	4,963	4,781	4,776	0.3%
Omnia Partners, LLC(8)(15)(17)	First lien senior secured loan	S +	4.25%	7/2030	1,828	1,811	1,838	0.1%
Proofpoint, Inc.(7)(15)	First lien senior secured loan	S +	3.25%	8/2028	4,975	4,929	4,970	0.3%
Proofpoint, Inc.(7)(15)	Second lien senior secured loan	S +	6.25%	8/2029	7,572	7,572	7,629	0.4%
Sensor Technology Topco, Inc. (dba Humanetics)(8)	First lien senior secured loan	S +	7.00% (2.00% PIK)	5/2026	23,547	23,404	23,488	1.2%
Sensor Technology Topco, Inc. (dba Humanetics)(13)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	5/2026	€4,244	4,583	4,677	0.2%
Sensor Technology Topco, Inc. (dba Humanetics)(8)(17)	First lien senior secured revolving loan	S +	6.50%	5/2026	1,160	1,148	1,155	0.1%
Sovos Compliance, LLC(7)(15)	First lien senior secured loan	S +	4.50%	8/2028	23,607	22,903	23,284	1.2%
						124,194	125,052	6.6%
Pharmaceuticals
Pacific BidCo Inc.(9)(17)(22)	First lien senior secured loan	S +	5.75% (3.20% PIK)	8/2029	8,740	8,557	8,652	0.5%
XRL 1 LLC (dba XOMA)(16)(17)	First lien senior secured loan	F +	9.88%	12/2038	4,550	4,454	4,448	0.2%
						13,011	13,100	0.7%
Real Estate Management & Development
Entrata, Inc.(7)(17)	First lien senior secured loan	S +	6.00%	7/2030	34,487	33,994	33,970	1.8%
RealPage, Inc.(7)(15)	First lien senior secured loan	S +	3.00%	4/2028	15,374	15,041	15,235	0.8%
RealPage, Inc.(7)(15)	Second lien senior secured loan	S +	6.50%	4/2029	25,000	24,716	24,938	1.3%
						73,751	74,143	3.9%
Systems Software
Activate Holdings (US) Corp. (dba Absolute Software)(8)(17)(22)	First lien senior secured loan	S +	6.75%	7/2030	40,242	39,118	39,176	2.1%
Appfire Technologies, LLC(8)(17)	First lien senior secured loan	S +	5.50%	3/2027	7,718	7,675	7,679	0.4%
Appfire Technologies, LLC(10)(17)	First lien senior secured revolving loan	P +	4.50%	3/2027	373	357	365	—%
Barracuda Networks, Inc.(8)(15)	First lien senior secured loan	S +	4.50%	8/2029	59,934	58,369	58,363	3.1%

Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Barracuda Networks, Inc.(8)	Second lien senior secured loan	S +	7.00%	8/2030	55,875	54,388	52,523	2.8%
Cloud Software Group, Inc.(8)(15)	First lien senior secured loan	S +	4.50%	3/2029	29,924	28,602	29,173	1.6%
Crewline Buyer, Inc. (dba New Relic)(8)(17)	First lien senior secured loan	S +	6.75%	11/2030	90,566	89,227	89,208	4.7%
Delta TopCo, Inc. (dba Infoblox, Inc.)(9)(15)	First lien senior secured loan	S +	3.75%	12/2027	25,230	24,157	25,167	1.3%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(8)	Second lien senior secured loan	S +	6.75%	11/2027	20,000	19,804	17,350	0.9%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(8)(15)	First lien senior secured loan	S +	4.00%	11/2026	14,732	14,069	13,928	0.7%
Ivanti Software, Inc.(8)(15)	First lien senior secured loan	S +	4.25%	12/2027	12,967	12,113	12,280	0.7%
Oranje Holdco, Inc. (dba KnowBe4)(8)(17)	First lien senior secured loan	S +	7.50%	2/2029	4,273	4,216	4,230	0.2%
Ping Identity Holding Corp.(7)(17)	First lien senior secured loan	S +	7.00%	10/2029	21,818	21,531	21,709	1.2%
Project Alpha Intermediate Holding, Inc. (dba Qlik)(7)(15)	First lien senior secured loan	S +	4.75%	10/2030	45,000	44,118	45,149	2.4%
Rubrik, Inc.(8)(17)	First lien senior secured loan	S +	7.00%	8/2028	47,431	46,764	46,898	2.5%
SailPoint Technologies Holdings, Inc.(7)	First lien senior secured loan	S +	6.00%	8/2029	114,100	112,037	113,244	6.0%
Securonix, Inc.(8)(17)	First lien senior secured loan	S +	6.00%	4/2028	19,774	19,621	18,538	1.0%
Sitecore Holding III A/S(14)	First lien senior secured EUR term loan	E +	7.75% (4.25% PIK)	3/2029	€26,308	27,517	28,843	1.5%
Sitecore Holding III A/S(9)	First lien senior secured loan	S +	7.75% (4.25% PIK)	3/2029	26,996	26,796	26,793	1.4%
Talon MidCo 2 Limited (dba Tufin)(8)(17)(22)	First lien senior secured loan	S +	7.69%	8/2028	30,478	29,981	30,097	1.6%
Sitecore USA, Inc.(9)	First lien senior secured loan	S +	7.75% (4.25% PIK)	3/2029	4,478	4,445	4,444	0.2%
						684,905	685,157	36.3%
Total non-controlled/non-affiliated portfolio company debt investments						$2,978,128	$2,993,051	159.0%
Equity Investments
Application Software
Project Alpine Co-Invest Fund, LP(20)(22)(24)	LP Interest		N/A	N/A	6,666,667	6,670	7,878	0.4%
Zoro TopCo, L.P.(20)(24)	Class A Common Units		N/A	N/A	671,414	6,714	7,310	0.4%
Zoro TopCo, Inc.(16)(24)	Series A Preferred Equity		12.50% PIK	N/A	8,057	8,693	8,824	0.5%
						22,077	24,012	1.3%
Health Care Providers & Services
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(20)(24)	Common stock		N/A	N/A	317	3,171	3,171	0.2%

Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Romulus Intermediate Holdings 1 Inc. (dba PetVet)(16)(24)	Series A Preferred Stock		15.00% PIK	N/A	4,419	4,332	4,331	0.2%
						7,503	7,502	0.4%
Health Care Technology
Minerva Holdco, Inc.(16)(24)	Senior A Preferred Stock		10.75% PIK	N/A	40,000	47,019	46,238	2.5%
Orange Blossom Parent, Inc.(20)(24)	Common Units		N/A	N/A	16,667	1,667	1,664	0.1%
						48,686	47,902	2.6%
Insurance
Accelerate Topco Holdings, LLC(20)(24)	Common Units		N/A	N/A	12,822	354	417	—%
Hockey Parent Holdings, L.P.(20)(24)	Class A Common Units		N/A	N/A	7,500	7,500	7,500	0.4%
						7,854	7,917	0.4%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(16)(24)	Perpetual Preferred Stock		11.75% PIK	N/A	50,000	55,110	56,028	3.0%
Professional Services
Vestwell Holdings, Inc.(20)(24)	Series D Preferred Stock		N/A	N/A	152,175	3,000	3,000	0.2%
Pharmaceuticals
XOMA Corporation(20)(24)	Warrants		N/A	N/A	4,200	29	29	—%
Systems Software
Elliott Alto Co-Investor Aggregator L.P.(20)(22)(24)	LP Interest		N/A	N/A	7,836	7,882	7,864	0.4%
Halo Parent Newco, LLC(16)(24)	Class H PIK Preferred Equity		11.00% PIK	N/A	10,000	11,662	9,549	0.5%
Picard Holdco, Inc.(8)(24)	Senior A Preferred Stock	S +	12.00%	N/A	52,848	55,860	61,528	3.3%
Project Hotel California Co-Invest Fund, L.P.(20)(22)(24)	LP Interest		N/A	N/A	6,711,769	6,717	7,611	0.4%
Securiti, Inc.(20)(24)	Series C Preferred Shares		N/A	N/A	1,262,785	10,002	9,298	0.5%
						92,123	95,850	5.1%
Total non-controlled/non-affiliated portfolio company equity investments						$236,382	$242,240	12.9%
Total non-controlled/non-affiliated portfolio company investments						$3,214,510	$3,235,291	171.9%
Non-controlled/affiliated portfolio company equity investments
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(22)(23)(24)	Preferred Equity		N/A	N/A	12,317	12,358	13,001	0.7%
Total non-controlled/affiliated portfolio company equity investments						$12,358	$13,001	0.7%

Total non-controlled/non-affiliated misc. debt commitments(17)(18)(Note 7)						$(2,240)	$(1,551)	(0.1)%
Total Investments						$3,224,628	$3,246,741	172.6%
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
(15)Level 2 investment.
(16)Contains a fixed rate structure.
(17)Position or portion thereof is a partially unfunded debt or equity commitment. See below for more information on the Company’s commitments. See Note 7 “Commitments and Contingencies”.

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(18)
Non-controlled/non-affiliated - delayed draw debt commitments
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	9/2024	$3,751	$762	$—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	10/2025	—	3,820	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	6/2024	—	10,587	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR term loan	11/2030	—	15,561	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK term loan	11/2030	—	14,656	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	3/2025	211	2,866	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	12/2024	96	100	—
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	2/2024	—	750	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	8/2024	—	70	(1)
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11/2025	—	1,896	(19)
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	5/2025	63	145	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	11/2025	—	93	(1)
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	3/2024	2,370	7,600	—
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	5/2024	1,825	3,127	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	—	4,485	(28)
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	5/2024	—	1,350	—
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	1/2024	—	12,716	(32)
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2025	343	4,567	—
Kaseya Inc.	First lien senior secured delayed draw term loan	6/2024	249	3,803	—
ManTech International Corporation	First lien senior secured delayed draw term loan	9/2024	3,684	6,698	—
Omnia Partners, LLC	First lien senior secured delayed draw term loan	1/2024	—	172	—
OneOncology LLC	First lien senior secured delayed draw term loan	12/2024	—	5,357	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	8/2025	—	954	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	5,120	(3)
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	5/2024	—	4,412	(44)
Rubrik, Inc.	First lien senior secured delayed draw term loan	8/2028	660	5,876	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	5/2024	2,047	5,658	—
Smarsh Inc.	First lien senior secured delayed draw term loan	2/2024	3,333	3,333	—

Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share and per share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(18)
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	8/2024	—	135	(2)
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	8/2024	—	10	—
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	12/2025	—	350	(8)
Zendesk, Inc.	First lien senior secured delayed draw term loan	11/2024	—	14,633	(37)
Non-controlled/non-affiliated - revolving debt commitments
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2030	602	2,408	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	—	2,273	(11)
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	6,481	—
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2027	373	1,260	—
Avalara, Inc.	First lien senior secured revolving loan	10/2028	—	2,273	(11)
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	4,103	(123)
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	12/2028	62	185	—
Certinia, Inc.	First lien senior secured revolving loan	8/2029	—	5,882	(118)
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	12/2027	1,631	7,429	—
Community Brands ParentCo, LLC	First lien senior secured revolving loan	2/2028	—	375	(4)
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	54	(1)
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	9,434	(142)
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3/2029	—	91	(1)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	86	344	—
Entrata, Inc.	First lien senior secured revolving loan	7/2028	—	3,941	(59)
Finastra USA, Inc.	First lien senior secured revolving loan	9/2029	1,659	4,608	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	11/2029	—	37	(1)
Grayshift, LLC	First lien senior secured revolving loan	7/2028	—	5,806	(87)
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	1,919	(29)
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	5/2028	99	2,382	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	—	3,203	(72)
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	7/2029	—	5,934	(89)
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2026	—	1,135	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	12/2024	548	757	—
Kaseya Inc.	First lien senior secured revolving loan	6/2029	1,023	3,038	—
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	1,762	4,112	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	5,590	(42)
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	904	791	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	4,118	(103)
OneOncology LLC	First lien senior secured revolving loan	6/2029	—	2,857	(14)
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	2/2029	—	534	(5)
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	5,373	(56)
Ping Identity Holding Corp.	First lien senior secured revolving loan	10/2028	—	2,182	(11)
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	5/2028	630	1,260	—
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	8/2028	—	10,896	(82)
Securonix, Inc.	First lien senior secured revolving loan	4/2028	—	3,559	(222)
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2026	1,160	917	—
Smarsh Inc.	First lien senior secured revolving loan	2/2029	—	267	(1)
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	8/2028	—	1,369	(17)

Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share and per share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(18)
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	4/2027	—	1,071	—
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	6,026	(75)
Total Portfolio Company Commitments			$29,171	$267,936	$(1,551)

(18)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.
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

Blue Owl Technology Income Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)

	For the Year Ended December 31,
	2024	2023	2022(1)
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$262,273	$157,783	$58,843
Net change in unrealized gain (loss)	(384)	31,885	(13,154)
Net realized gain (loss)	(7,271)	(421)	43
Net Increase (Decrease) in Net Assets Resulting from Operations	254,618	189,247	45,732
Distributions
Class S	(53,286)	(24,054)	(2,388)
Class D	(1,375)	(1,323)	(14)
Class I	(194,916)	(112,688)	(38,773)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(249,577)	(138,065)	(41,175)
Capital Share Transactions
Class S:
Issuance of shares of common stock	321,273	294,629	106,668
Share transfers between classes(2)	(12,157)	—	—
Repurchase of common shares	(29,934)	(3,535)	—
Reinvestment of shareholders' distributions	27,338	11,569	789
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	306,520	302,663	107,457
Class D:
Issuance of shares of common stock	2,882	24,759	1,065
Share transfers between classes(2)	(13,605)	—	—
Repurchase of common shares	(858)	(102)	—
Reinvestment of shareholders' distributions	451	411	3
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	(11,130)	25,068	1,068
Class I:
Issuance of shares of common stock	914,333	603,307	891,640
Share transfers between classes(2)	25,762	—	—
Repurchase of common shares	(190,363)	(134,795)	(28,762)
Reinvestment of shareholders' distributions	76,314	44,681	13,386
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	826,046	513,193	876,264
Total Increase (Decrease) in Net Assets	1,126,477	892,106	989,346
Net Assets, at beginning of period	$1,881,603	$989,497	$151
Net Assets, at end of period	$3,008,080	$1,881,603	$989,497

(1) The Company was initially capitalized on September 30, 2021 and commenced operations on May 2, 2022
(2) In certain cases, and subject to Blue Owl Securities LLC’s (d/b/a Blue Owl Securities) (the “Dealer Manager”) approval, including in situations where a holder of Class S or Class D shares exits a relationship with a participating broker-dealer for this offering and does not enter into a new relationship with a participating broker-dealer for this offering, such holder’s shares may be exchanged into an equivalent net asset value amount of Class I shares.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Statement of Cash Flows
(Amounts in thousands, except share amounts)

	For the Year Ended December 31,
	2024	2023	2022(1)
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$254,618	$189,247	$45,732
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(2,791,545)	(1,363,660)	(2,031,493)
Proceeds from investments and investment repayments, net	899,447	195,594	34,123
Net accretion/amortization of discount/premium on investments	(31,597)	(9,704)	(2,518)
Payment-in-kind interest	(21,672)	(17,880)	(5,800)
Payment-in-kind dividends	(23,989)	(17,903)	(4,783)
Net change in unrealized (gain) loss on investments	(106)	(30,073)	13,258
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	385	(1,797)	(104)
Net realized (gain) loss on investments	6,795	(585)	(17)
Net realized (gain) loss on foreign currency transactions relating to investments	90	—	—
Amortization of debt issuance costs	5,492	3,437	1,967
Amortization of offering costs	1,790	—	—
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(9,242)	(12,984)	(18,541)
(Increase) decrease in prepaid expenses and other assets	(33,757)	(1,202)	(55)
(Increase) decrease in due to Adviser	2,081	963	—
(Increase) decrease in due from Adviser	37	447	21
Increase (decrease) in payable for investments purchased	39,634	14,874	—
Increase (decrease) in management fee payable	1,299	871	965
Increase (decrease) in performance based incentive fee payable	2,168	7,036	2,581
Increase (decrease) in accrued expenses and other liabilities	12,984	8,466	3,251
Net cash provided by (used in) operating activities	(1,685,088)	(1,034,853)	(1,961,413)
Cash Flows from Financing Activities
Borrowings on debt	3,177,995	1,687,318	1,580,054
Repayments of debt	(2,259,281)	(1,354,000)	(550,361)
Debt issuance costs	(19,099)	(8,883)	(13,281)
Proceeds from issuance of common shares	1,238,488	922,695	999,373
Offering costs paid	(3,961)	—	—
Distributions paid to shareholders	(132,627)	(72,277)	(19,694)
Repurchased shares	(165,274)	(120,200)	(6,703)
Net cash provided by (used in) financing activities	1,836,241	1,054,653	1,989,388
Net increase (decrease) in cash, including foreign cash	151,153	19,800	27,975
Cash, including foreign cash, beginning of period	47,861	28,061	86
Cash, including foreign cash, end of period	$199,014	$47,861	$28,061

Supplemental and Non-Cash Information
Interest paid during the period	$137,777	$81,796	$27,979
Distributions declared during the period	$249,577	$138,065	$41,175
Reinvestment of distributions during the period	$104,103	$56,661	$14,178
Distribution payable	$29,717	$16,870	$7,303
Tender offer payable	$96,172	$40,291	$22,059
Taxes, including excise tax, paid during the period	$149	$300	$—
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
Blue Owl Technology Credit Advisors II LLC (“the Adviser” or “OTCA II”) serves as the Company’s investment adviser. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms, and (3) Real Assets, which primarily focuses on the strategies of net lease real estate and real estate credit. Subject to the overall supervision of the Company`s board of directors (the “Board”), the Adviser manages the day-to-day operations and provides investment advisory and management services to the Company.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

On October 6, 2021, the Company received a subscription agreement, totaling $50.0 million for the purchase of Class I common shares of its common stock from entities affiliated with the Adviser. As of December 31, 2022, we had called all of the $50.0 million commitment and commenced our initial public offering.
Since meeting the minimum offering requirement and commencing its continuous public offering through December 31, 2024, the Company has issued 70,455,404 shares of Class S common stock, 2,817,666 shares of Class D common stock, and 30,414,877 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $726.4 million, $28.7 million, and $311.1 million, respectively, including $1,000 of seed capital contributed by its Initial Shareholder. The Company has issued 205,720,089 shares of its Class I common stock to feeder vehicles primarily created to hold the Company’s Class I shares in a Private Offering and raised gross proceeds of approximately $2.1 billion. The offer and sale of these Class I shares was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or Regulation S thereunder (the “Private Offering”).
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
Reclassifications
As a result of changes in presentations, certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications had no effect on the reported results of operations.
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
As part of the valuation process, the Adviser, as the valuation designee, takes into account relevant factors in determining the fair value of the Company’s investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase or sale transaction, public offering or subsequent equity sale occurs, the Adviser, as the valuation designee, considers whether the pricing indicated by the external event corroborates its valuation.

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
Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Adviser, as the valuation designee, evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (such as broker quotes), the Adviser, as the valuation designee, subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Adviser, as the valuation designee, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
The Company applies the practical expedient provided by the ASC Topic 820 relating to investments in certain entities that calculate net asset value per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

recorded in the same line item of the Consolidated Statements of Operations as the hedged item. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available.
Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. The Company does not currently use derivatives. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company adopted a derivatives policy and complies with the recordkeeping requirements of Rule 18f-4.
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
PIK interest and PIK dividend income consisted of the following for the periods:

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022
PIK Interest Income	$22,289	$17,313	$5,913
PIK Interest Income as a % of Investment Income	4.4%	5.8%	6.1%
PIK Dividend Income	$19,176	$18,535	$9,465
PIK Dividend Income as a % of Investment Income	3.7%	6.2%	9.8%
Total PIK Income	$41,465	$35,848	$15,378
Total PIK Income as a % of Investment Income	8.1%	12.0%	15.9%
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through December 31, 2024. As applicable, the Company’s prior three tax years remain subject to examination by U.S federal, state and local tax authorities.
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
The Company has adopted a distribution reinvestment plan, which was amended and restated on May 6, 2024. The amended and restated distribution reinvestment plan provides for reinvestment of any cash distributions on behalf of shareholders who have enrolled in the distribution reinvestment plan. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have enrolled in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of the Company's common stock, rather than receiving the cash distribution.
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
The Company does not consolidate its equity interest in Blue Owl Credit SLF LLC ("Credit SLF"). For further description of the Company's investment in Credit SLF, see Note 4 "Investments".
Segment Reporting
In accordance with ASC Topic 280 – “Segment Reporting (ASC 280),” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The CODM is comprised of the Company’s chief executive officer, president, and chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholder’s equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
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
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. Management has adopted the aforementioned accounting pronouncement and does not believe that it had a material effect on the accompanying consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280),” which requires specific disclosures related to the title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 2200-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3. Agreements and Related Party Transactions
As of December 31, 2024 and December 31, 2023, the Company had payables to affiliates of $15.1 million and $12.4 million, primarily comprised of $11.8 million and $9.6 million of accrued performance based incentive fees, respectively, and $3.1 million and $1.8 million of management fees, respectively. The payable to affiliates also includes $0.2 million and $1.0 million of operating expenses as of December 31, 2024 and December 31, 2023, respectively.
Administration Agreement
The Company has entered into an Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which include

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

of a liquidity event. Base management fees for any partial month are prorated based on the number of days in the month. The Adviser and its affiliates agreed to waive the base management fee through October 31, 2022. Any portion of management fees waived shall not be subject to recoupment.
For the year ended December 31, 2024, management fees were $30.7 million. For the year ended December 31, 2023, management fees were $16.5 million. For the year ended December 31, 2022, management fees were $4.9 million, of which $3.0 million were waived during the period.
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
For the year ended December 31, 2024, performance-based incentive fees were $37.3 million. For the year ended December 31, 2023, performance-based incentive fees were $22.9 million. For the year ended December 31, 2022, performance-based incentive fees were $7.7 million, of which, $5.1 million were waived during the period.
For the year ended December 31, 2024, capital gains-based incentive fees were $(1.0) million, which is related to unrealized depreciation. For the year ended December 31, 2023, capital gains-based incentive fees were $2.3 million, which is related to unrealized appreciation. For the year ended December 31, 2022, there were no capital gains-based incentive fees.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

costs funded by the Adviser or its affiliates have been recovered. Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.
The Company bears all other expenses of its operations and transactions including, without limitation, those relating to: expenses deemed to be “organization and offering expenses” for purposes of Financial Industry Regulatory Authority Conduct Rule 2310(a)(12) (exclusive of commissions, the dealer manager fee, any discounts and other similar expenses paid by investors at the time of sale of the Company’s stock); the cost of corporate and organizational expenses relating to offerings of shares of common stock, subject to limitations included in the Investment Advisory Agreement; the cost of calculating the Company’s net asset value, including the cost of any third-party valuation services; the cost of effecting any sales and repurchases of the common stock and other securities; fees and expenses payable under any dealer manager agreements, if any; debt service and other costs of borrowings or other financing arrangements; costs of hedging; expenses, including travel expense, incurred by the Adviser, or members of the Investment Team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing the Company’s rights; escrow agent, transfer agent and custodial fees and expenses; fees and expenses associated with marketing efforts; federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies; federal, state and local taxes; independent directors’ fees and expenses, including certain travel expenses; costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration fees, listing fees and licenses, and the compensation of professionals responsible for the preparation of the foregoing; the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs); the costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters; commissions and other compensation payable to brokers or dealers; research and market data; fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums; direct costs and expenses of administration, including printing, mailing, long distance telephone and staff; fees and expenses associated with independent audits, outside legal and consulting costs; costs of winding up; costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes; extraordinary expenses (such as litigation or indemnification); and costs associated with reporting and compliance obligations under the Advisers Act and applicable federal and state securities laws. Notwithstanding anything to the contrary contained herein, the Company shall reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to the business affairs of the Company). Any such reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.
For the year ended December 31, 2024 the Company incurred $2.8 million of organization and offering costs that are reimbursable to the Adviser. For the year ended December 31, 2023, the Company incurred $0.2 million of organization and offering costs that are reimbursable to the Adviser. For the year ended December 31, 2022, the Company did not accrue any organization and offering expenses that are reimbursable to the Adviser.
From October 1, 2021 to November 30, 2021, the Company was advised by OTCA, an affiliate of the Adviser, which also served as the Company’s administrator. On November 30, 2021, the Company entered into the Investment Advisory Agreement and the Administration Agreement, under which the Adviser serves as the Company’s Adviser and administrator, respectively.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, and certain of its affiliates rely on an order for exemptive relief (as amended, the “Order”) that has been granted to Blue Owl Credit Advisors LLC (“OCA”) and certain affiliates, including us, by the SEC that permits us to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing, and (4) the proposed investment by the Company would not benefit the Adviser, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Order permits the Company to participate in follow-on investments in its existing portfolio companies with certain affiliates that are private funds when such private funds did not have an investment in such existing portfolio company.
The Adviser is affiliated with OCA, OTCA, Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with OCA, OTCA, OPCA and the Adviser, the “Blue Owl Credit Advisers”), which are also

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

investment advisers. The Blue Owl Credit Advisers are indirect affiliates of Blue Owl and comprise part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Blue Owl Credit Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, and other funds managed by the Adviser, or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the business development companies, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have a similar investment objective to the Company’s.
Controlled/Affiliated Portfolio Companies
Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments.
The Company has made an investment in controlled, affiliated companies including Credit SLF. For further description of Credit SLF, see “Note 4. Investments.”
The Company has made investments in non-controlled, affiliated companies, including LSI Financing 1 DAC and LSI Financing LLC (collectively, "LSI Financing").
LSI Financing 1 DAC ("LSI Financing DAC") is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing DAC. As of December 31, 2024, the fair value of the Company's investment in LSI Financing DAC was $3.1 million and the Company's total commitment was $3.1 million.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of December 31, 2024, the fair value of the Company's investment in LSI Financing LLC was $21.1 million and the Company's total commitment was $21.2 million. The Company does not consolidate its equity interest in LSI Financing LLC.
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
For the year ended December 31, 2024, the Company incurred servicing fees with respect to Class S shares of $5.1 million. For the year ended December 31, 2023, the Company incurred servicing fees with respect to Class S shares of $2.3 million. Class S shares were first issued on June 1, 2022 and the Company incurred servicing fees of $0.3 million for the year ended December 31, 2022. Class D shares were first issued on October 3, 2022 and the Company deemed servicing fees insignificant to disclose for the years ended December 31, 2024, 2023 and 2022.
The servicing fees will be paid monthly in arrears. Blue Owl Securities will reallow (pay) all or a portion of the ongoing servicing fees to participating broker-dealers and servicing broker-dealers for ongoing services performed by such broker-dealers, and will waive

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

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
The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement. The Company did not receive any expense support post March 7, 2023, the date of termination of the Expense Support Agreement.

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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

Note 4. Investments
The table below presents our investments at amortized cost and fair value as of the following periods:

	As of		As of
	December 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,707,450	$4,727,263	$2,731,855	$2,750,873
Second-lien senior secured debt investments	175,078	165,292	244,033	240,627
Unsecured debt investments	62,158	62,455	—	—
Preferred equity investments(1)	178,160	174,580	208,036	211,797
Common equity investments(3)	63,304	73,254	40,704	43,444
Joint Ventures(2)	949	954	—	—
Total Investments	$5,187,099	$5,203,798	$3,224,628	$3,246,741
(1) Includes equity investment in LSI Financing DAC.
(2) Includes equity investment in Credit SLF.
(3) Includes equity investment in LSI Financing LLC.

The Company uses Global Industry Classification Standards (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of
	December 31, 2024	December 31, 2023
Aerospace & Defense	0.9%	1.8%
Application Software	12.4%	12.9%
Banks	1.2%	1.9%
Beverages	0.7%	1.5%
Buildings & Real Estate	1.8%	0.6%
Building Products	0.1%	0.3%
Capital Markets	0.1%	—%
Commercial Services & Supplies	3.1%	3.8%
Construction & Engineering	0.5%	0.5%
Consumer Finance	0.6%	—%
Containers & Packaging	1.0%	0.8%
Diversified Consumer Services	2.7%	1.2%
Diversified Financial Services	5.7%	2.8%
Diversified Telecommunication Services	0.3%	—%
Electrical Equipment	—%	3.1%
Energy Equipment & Services	—%	0.2%
Entertainment	1.3%	—%
Equity Real Estate Investment Trusts (REITs)	1.0%	—%
Food & Staples Retailing	3.0%	4.5%
Food Products	0.4%	—%
Health Care Equipment & Supplies	1.6%	1.9%
Health Care Providers & Services	4.2%	5.2%
Health Care Technology	13.0%	11.4%

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

	As of
	December 31, 2024	December 31, 2023
Hotels, Restaurants & Leisure	1.0%	—%
Industrial Conglomerates	0.7%	—%
Insurance	7.2%	6.3%
Internet & Direct Marketing Retail	0.5%	—%
IT Services	6.0%	6.0%
Joint Ventures(2)(3)	—%	—%
Life Sciences Tools & Services	2.3%	1.8%
Machinery	0.7%	0.5%
Media	0.7%	—%
Multiline Retail	0.3%	—%
Pharmaceuticals(1)	0.7%	0.8%
Professional Services	6.5%	3.9%
Real Estate Management & Development	1.4%	2.3%
Specialty Retail	0.1%	—%
Systems Software	16.1%	24.0%
Water Utilities	0.2%	—%
Total	100.0%	100.0%
(1) Includes equity investment in LSI Financing DAC and LSI Financing LLC.
(2) Includes equity investment in Credit SLF.
(3) As of December 31, 2024, our investment in Joint Ventures is insignificant.

The table below presents investments by geographic composition based on fair value as of the following periods:

	As of
	December 31, 2024	December 31, 2023
United States:
Midwest	16.1%	17.1%
Northeast	19.3%	19.1%
South	29.9%	26.8%
West	23.0%	26.2%
Canada	3.4%	3.4%
Germany	0.2%	0.3%
Ireland	0.1%	0.6%
Israel	—%	0.9%
Luxembourg	0.8%	1.2%
New Zealand	0.1%	—%
Norway	0.5%	—%
Spain	0.3%	—%
Sweden	1.0%	—%
United Kingdom	5.3%	4.4%
Total	100.0%	100.0%

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

Blue Owl Credit SLF LLC
On May 6, 2024 Credit SLF, a Delaware limited liability company, was formed as a joint venture. The Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II, and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”) co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Company’s investment in Credit SLF is a co-investment made with its affiliates in accordance with the terms of the exemptive relief that it received from the SEC. The Company does not consolidate its non-controlling interest in Credit SLF. Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company's valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Credit SLF.
As of December 31, 2024, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic Ownership Interest
($ in thousands)
Blue Owl Capital Corporation	$774,218	84.6%
Blue Owl Capital Corporation II	500	0.1%
Blue Owl Capital Corporation III*	6,250	0.7%
Blue Owl Credit Income Corp.	11,250	1.2%
Blue Owl Technology Finance Corp.	2,500	0.3%
Blue Owl Technology Finance Corp. II	2,500	0.3%
Blue Owl Technology Income Corp.	2,500	0.3%
State Teachers Retirement System of Ohio	114,245	12.5%
Total	$913,963	100.0%
*On January 13, 2025, Blue Owl Capital Corporation III was merged with and into Blue Owl Capital Corporation with Blue Owl Capital Corporation surviving.
The table below sets forth Credit SLF's consolidated financial data as of and for the following period:

As of
($ in thousands)	December 31, 2024
Consolidated Balance Sheet Data
Cash	$17,354
Investments at fair value	$1,164,473
Total Assets	$1,196,367
Total Debt (net of unamortized debt issuance costs)	$750,610
Total Liabilities	$847,556
Total Credit SLF Members' Equity	$348,811

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

For the Period Ended December 31,
($ in thousands)	2024(1)
Consolidated Statement of Operations Data
Investment income	$14,573
Net operating expenses	8,606
Net investment income (loss)	$5,967
Total net realized and unrealized gain (loss)	2,904
Net increase (decrease) in Credit SLF Members' Equity resulting from operations	$8,871
(1) Credit SLF's date of inception was May 6, 2024.

The Company's proportional share of Credit SLF's generated distributions for the following period:

For the Period Ended December 31,
($ in thousands)	2024(1)
Dividend Income	$27
(1) Credit SLF's date of inception was May 6, 2024.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2024 and December 31, 2023, the Company’s asset coverage was 227.7% and 235.4%, respectively.
The tables below present debt obligations as of the following periods:

	As of
	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$1,000,000	$499,989	$500,011	$(9,507)	$490,482
SPV Asset Facility I	750,000	445,000	33,009	(7,303)	437,697
SPV Asset Facility II	500,000	475,000	25,000	(4,528)	470,472
SPV Asset Facility III	550,000	315,000	82,551	(4,743)	310,257
Athena CLO III	270,000	270,000	—	(2,366)	267,634
Series 2023A Notes	100,000	100,000	—	(612)	99,388
Series 2023B-A Notes	100,000	100,000	—	(733)	99,267
Series 2023B-B Notes	75,000	75,000	—	(575)	74,425
Total Debt	$3,345,000	$2,279,989	$640,571	$(30,367)	$2,249,622
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

	As of
	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$875,000	$541,410	$333,590	$(7,772)	$533,638
SPV Asset Facility I	750,000	550,000	41,800	(4,043)	545,957
SPV Asset Facility II	250,000	—	158,797	(2,333)	(2,333)
Series 2023A Notes	100,000	100,000	—	(1,018)	98,982
Series 2023B-A Notes	100,000	100,000	—	(826)	99,174
Series 2023B-B Notes	75,000	75,000	—	(768)	74,232
Total Debt	$2,150,000	$1,366,410	$534,187	$(16,760)	$1,349,650
(1) The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

The table below presents the components of interest expense for the following periods:

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022(1)
Interest expense(2)	$149,918	$87,693	$30,161
Amortization of debt issuance costs	5,492	3,437	1,967
Total Interest Expense	$155,410	$91,130	$32,128

Average interest rate(3)(4)	8.2%	8.0%	6.6%
Average daily outstanding borrowings(3)(4)	$1,833,469	$1,079,312	$676,278

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

Revolving Credit Facility
On May 2, 2022, the Company entered into a Senior Secured Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent. On October 21, 2024 (the “Revolving Credit Facility Third Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date and make various other changes. The following describes the terms of the Revolving Credit Facility as modified through the Revolving Credit Facility Third Amendment Date.
The Revolving Credit Facility is guaranteed by certain subsidiaries of the Company in existence as of the Revolving Credit Facility Third Amendment Date, and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company thereafter (each a “Guarantor” and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of the Revolving Credit Facility Third Amendment Date, the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $1.00 billion, which is comprised of (a) a term loan in an initial amount of $125.0 million, and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in an amount of up to is $875.0 million (the Revolving Credit Facility increased from $850.0 million to $875.0 million on the Revolving Credit Facility Third Amendment Date). The amount available for borrowing under the revolving credit facility commitments of the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.75 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
As of the Revolving Credit Facility Third Amendment Date, the availability period with respect to the revolving credit facility under the Revolving Credit Facility will terminate on October 20, 2028 (the “Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on October 19, 2029 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of the Revolving Credit Facility Third Amendment Date, amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus a margin of 1.875% per annum or (ii) the alternative base rate plus a margin of 0.875% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. As of the Revolving Credit Facility Third Amendment Date, amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies will bear interest at the relevant rate specified therein

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

(including any applicable credit adjustment spread) plus margin of 1.875% per annum. Beginning on and after the Revolving Credit Facility Third Amendment Date, the Company will also pay a fee of 0.350% on daily undrawn amounts under the Revolving Credit Facility.
The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The Revolving Credit Facility requires a minimum asset coverage ratio with respect to the consolidated assets of the Company and its subsidiaries to senior securities that constitute indebtedness of no less than 1.50 to 1.00.
SPV Asset Facilities
Certain of the Company’s wholly owned subsidiaries are parties to credit facilities (the “SPV Asset Facilities”). Pursuant to the SPV Asset Facilities, from time to time the Company sells and contributes certain investments to these wholly owned subsidiaries pursuant to sale and contribution agreements by and between the Company and the wholly owned subsidiaries. No gain or loss is recognized as a result of these contributions. Proceeds from the SPV Asset Facilities are used to finance the origination and acquisition of eligible assets by the wholly owned subsidiary, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired to the wholly owned subsidiary through the Company’s ownership of the wholly owned subsidiary. The SPV Asset Facilities are secured by a perfected first priority security interest in the assets of these wholly owned subsidiaries and on any payments received by such wholly owned subsidiaries in respect of those assets. Assets pledged to lenders under the SPV Asset Facilities will not be available to pay the Company’s debts. The SPV Asset Facilities contain customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions). Borrowings of the wholly owned subsidiaries under the SPV Asset Facilities are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
SPV Asset Facility I
On April 27, 2022, Tech Income Funding I LLC (“Tech Income Funding I”), a Delaware limited liability company and a newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility I”) among Tech Income Funding I, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility I Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian. On May 6, 2022 (the “SPV Asset Facility I Closing Date”), in connection with SPV Asset Facility I, Tech Income Funding I entered into a Margining Agreement (the “SPV Asset Facility I Margining Agreement”), with Goldman Sachs Bank USA, as Administrative Agent. On October 24, 2024 (the "SPV Asset Facility I Second Amendment Date"), the parties to the SPV Asset Facility I entered into an amendment in order to, among other changes, replace Alter Domus (US) LLC as collateral custodian with State Street Bank and Trust Company. The following describes the terms of the SPV Asset Facility I as amended through the SPV Asset Facility I Second Amendment Date.
The maximum principal amount which may be borrowed under the SPV Asset Facility I is $750.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Tech Income Funding I’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits and other portfolio tests.
The SPV Asset Facility I provides for the ability to draw and redraw revolving loans under the SPV Asset Facility I for a period after the SPV Asset Facility I Closing Date until May 6, 2027. Unless otherwise terminated, the SPV Asset Facility I will mature on May 6, 2029 (the “SPV Asset Facility I Stated Maturity”). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by Tech Income Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, applied to reinvest in additional eligible assets (for a period after the SPV Asset Facility I Closing Date until May 6, 2027, subject to certain conditions) and the excess interest may be returned to the Company, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, Tech Income Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The SPV Asset Facility I may be permanently reduced, in whole or in part, at the option of Tech Income Funding I subject to payment of a premium for a period of time.
Amounts drawn bear interest at a reference rate (initially term SOFR) plus a spread of 2.40% and the spread is payable on the amount by which the undrawn amount exceeds a minimum threshold, initially zero and ramping to 70% of the commitment amount. The undrawn amount of the commitment not subject to such spread payment is subject to an undrawn fee of 0.50% per annum. Certain additional fees are payable on each payment date to Goldman Sachs as Administrative Agent. In addition, under the SPV Asset Facility I Margining Agreement and the SPV Asset Facility I, Tech Income Funding I is required to post cash margin (or in certain cases, additional eligible assets) to the Administrative Agent if a borrowing base deficiency occurs or if the weighted average price gap (as defined in the SPV Asset Facility I Margining Agreement), which is a measure of the excess of the aggregate market value assigned by the Administrative Agent to Tech Income Funding I’s assets over the total amount drawn under the SPV Asset Facility I, falls below a threshold level.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

SPV Asset Facility II
On May 31, 2023 (the “SPV Asset Facility II Closing Date”), Tech Income Funding II LLC (“Tech Income Funding II”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit and Security Agreement (the “SPV Asset Facility II”), with Tech Income Funding II LLC, as Borrower, the Company, as Collateral Manager and Equityholder, Citibank, N.A., as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent and Collateral Administrator, Alter Domus (US) LLC as Custodian, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”) and the group agents from time to time parties thereto. On October 10, 2024 (the “SPV Asset Facility II Second Amendment Date”), the parties to the SPV Asset Facility II entered into an amendment in order to, among other changes, replace Alter Domus (US) LLC as collateral custodian with State Street Bank and Trust Company. The following describes the terms of the SPV Asset Facility II amended through the SPV Asset Facility II Second Amendment Date.
The maximum principal amount of the SPV Asset Facility II is $500.0 million (increased from $250.0 million to $500.0 million on the SPV Asset Facility II Second Amendment Date), which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to a borrowing base test (which is based on the value of Tech Income Funding II’s assets from time to time, an advance rate and concentration limitations) and satisfaction of certain conditions, including collateral quality tests.
The SPV Asset Facility II provides for the ability to draw and redraw revolving loans under the SPV Asset Facility II for a period of up to three years after the SPV Asset Facility II Second Amendment Date (the “SPV Asset Facility II Reinvestment Period”) unless the SPV Asset Facility II Reinvestment Period is terminated sooner as provided in the SPV Asset Facility II. Unless otherwise terminated, the SPV Asset Facility II will mature two years after the last day of the SPV Asset Facility II Reinvestment Period, on October 10, 2029 (the “SPV Asset Facility II Stated Maturity”). To the extent the commitments are terminated or permanently reduced during the first two years following the SPV Asset Facility II Closing Date, Tech Income Funding II may owe a prepayment penalty. Prior to the SPV Asset Facility II Stated Maturity, proceeds received by Tech Income Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, Tech Income Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The credit facility may be permanently reduced, in whole or in part, at the option of Tech Income Funding II.
Amounts drawn in U.S. dollars are benchmarked to Term SOFR, amounts drawn in British pounds are benchmarked to SONIA, amounts drawn in Canadian dollars are benchmarked to daily compounded Canadian Overnight Repo Rate Average, and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the SPV Asset Facility II Applicable Margin. The “SPV Asset Facility II Applicable Margin” ranges from 1.60% to 2.35% depending on a ratio of broadly syndicated loans to other collateral assets in the Borrowing Base (as defined in the SPV Asset Facility II). From the SPV Asset Facility II Closing Date to the SPV Asset Facility II Commitment Termination Date, Tech Income Funding II will pay certain unused fees subject to average utilization rates.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

term commitment and revolving commitment, then the portion of the undrawn amount constituting the positive difference between the drawn amount and 67.5% of the aggregate term commitment and revolving commitment is subject to an undrawn fee of 1.50% per annum. Certain additional fees are payable to Société Générale as administrative agent.
Debt Securitization Transactions
The Company incurs secured financing through a debt securitization transaction (the “CLO Transaction”) issued by the Company’s consolidated subsidiary (the “CLO Issuer”), which is backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO Issuer. The CLO Issuer issues preferred shares which are not secured by the collateral securing the CLO Transaction which the Company purchases. The Company acts as retention holder in connection with the CLO Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of a CLO Issuer’s preferred shares. Notes issued by the CLO Issuer have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration. The Adviser serves as collateral manager for the CLO Issuer under a collateral management agreement. The Adviser is entitled to receive fees for providing these services. The Adviser routinely waives its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to a CLO Issuer’s equity or notes owned by the Company. Assets pledged to debt holders of the CLO Transaction and the other secured parties under each CLO Transaction’s documentation will not be available to pay the debts of the Company. The Company consolidates the financial statements of the CLO Issuer in its consolidated financial statements.
Athena CLO III
On May 22, 2024 (the “Athena CLO III Closing Date”), the Company completed a $450.0 million term debt securitization transaction (the “Athena CLO III Transaction”). The secured notes and preferred shares issued in the Athena CLO III Transaction were issued by the Company’s consolidated subsidiary Athena CLO III, LLC, a limited liability company organized under the laws of the State of Delaware (the “Athena CLO III Issuer”).
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
Through April 20, 2028, a portion of the proceeds received by the Athena CLO III Issuer from the loans securing the Athena CLO III Secured Notes may be used by the Athena CLO III Issuer to purchase additional middle-market loans under the direction of the Adviser, the Company’s investment advisor, in its capacity as collateral manager for the Athena CLO III Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
The Athena CLO III Secured Notes are the secured obligation of the Athena CLO III Issuer, and the Athena CLO III Indenture includes customary covenants and events of default.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

Note 6. Fair Value of Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	As of
	December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$199,014	$—	$—	$199,014

Investments:
First-lien senior secured debt investments	—	1,125,586	3,601,677	4,727,263
Second-lien senior secured debt investments	—	42,945	122,347	165,292
Unsecured debt investments	—	3,122	59,333	62,455
Preferred equity investments(1)	—	—	174,580	174,580
Common equity investments	—	—	52,144	52,144
Subtotal	$—	$1,171,653	$4,010,081	$5,181,734
Investments measured at Net Asset Value ("NAV")(2)	—	—	—	22,064
Total Investments at fair value	$—	$1,171,653	$4,010,081	$5,203,798
(1) Includes equity investment in LSI Financing DAC.
(2) Includes equity investment in Credit SLF and LSI Financing LLC, which is measured at fair value using the net asset value per share (or its equivalent) practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	As of
	December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$47,861	$—	$—	$47,861

Investments:
First-lien senior secured debt investments	—	614,407	2,136,466	2,750,873
Second-lien senior secured debt investments	—	60,147	180,480	240,627
Preferred equity investments	—	—	211,797	211,797
Common equity investments	—	—	43,444	43,444
Total Investments at fair value	$—	$674,554	$2,572,187	$3,246,741

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

	As of and for the Year Ended
	December 31, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,136,466	$180,480	$—	$211,797	$43,444	$2,572,187
Purchases of investments, net	1,885,460	—	56,746	13,535	1,853	1,957,594
Payment-in-kind	12,501	6,772	2,398	23,990	—	45,661
Proceeds from investments, net	(534,336)	(51,280)	—	(73,076)	—	(658,692)
Net change in unrealized gain (loss)	27,909	(6,516)	176	(7,341)	6,847	21,075
Net realized gains (losses)	(1,845)	(7,729)	—	4,033	—	(5,541)
Net accretion/amortization of discount/premium on investments	20,030	620	13	1,642	—	22,305
Transfers into (out of) Level 3(1)	55,492	—	—	—	—	55,492
Fair value, end of period	$3,601,677	$122,347	$59,333	$174,580	$52,144	$4,010,081
(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended December 31, 2024, transfers into Level 3 out of Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

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

(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occur. For the period ended December 31, 2023, transfers out of Level 3 out of Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

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

The table below presents information with respect to net change in unrealized gains (loss) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022(1)
First-lien senior secured debt investments	$6,774	$10,604	$1,019
Second-lien senior secured debt investments	(8,741)	(435)	(4,254)
Unsecured debt investments	176	—	—
Preferred equity investments	(998)	7,612	(3,851)
Common equity investments	6,847	2,772	(32)
Total Investments	$4,058	$20,553	$(7,118)

(1) The Company commenced operation on May 2, 2022.

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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

	As of
	December 31, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$3,276,769	Yield Analysis	Market Yield	6.8% - 18.5% (10.3%)	Decrease
	$324,908	Recent Transaction	Transaction Price	98.0% - 100.0% (99.2%)	Increase
Second-lien senior secured debt investments	$122,347	Yield Analysis	Market Yield	11.4% - 21.9% (16.1%)	Decrease
Unsecured debt investments	$59,333	Yield Analysis	Market Yield	11.5% - 14.7% (13.0%)	Decrease
Preferred equity investments	$150,250	Yield Analysis	Market Yield	12.3% - 25.5% (15.3%)	Decrease
	$24,330	Market Approach	Revenue	6.0x - 18.0x (12.2x)	Increase
Common equity investments	$25,642	Market Approach	Revenue	6.3x - 14.5x (10.7x)	Increase
	$26,453	Market Approach	EBITDA Multiple	8.0x - 28.5x (13.3x)	Increase
	$49	Option Pricing Model	Volatility	70.0%	Increase

	As of
	December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,796,935	Yield Analysis	Market Yield	8.2% - 17.1% (11.9%)	Decrease
	$339,531	Recent Transaction	Transaction Price	97.0% - 99.8% (98.7%)	Increase
Second-lien senior secured debt investments	$180,480	Yield Analysis	Market Yield	11.4% - 17.7% (15.7%)	Decrease
Preferred equity investments	$133,641	Yield Analysis	Market Yield	10.4% - 20.0% (14.6%)	Decrease
	$68,858	Recent Transaction	Transaction Price	98.0% - 107.5% (106.6%)	Increase
	$9,298	Market Approach	Revenue	18.0x - 18.0x (18.0x)	Increase
Common equity investments	$22,800	Market Approach	Revenue	6.3x - 14.7x (11.4x)	Increase
	$9,945	Market Approach	EBITDA Multiple	9.1x - 34.5x (13.7x)	Increase
	$10,699	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase

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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The tables below present the carrying and fair values of the Company’s debt obligations as of the following periods:

	As of			As of
	December 31, 2024			December 31, 2023
($ in thousands)	Net Carrying Value(1)	Debt Issuance Costs	Fair Value	Net Carrying Value(1)	Debt Issuance Costs	Fair Value
Revolving Credit Facility	$490,482	$(9,507)	$490,482	$533,638	$(7,772)	$533,638
SPV Asset Facility I	437,697	(7,303)	437,697	545,957	(4,043)	545,957
SPV Asset Facility II	470,472	(4,528)	470,472	(2,333)	(2,333)	(2,333)
SPV Asset Facility III	310,257	(4,743)	310,257	—	—	—
Athena CLO III	267,634	(2,366)	267,634	—	—	—
Series 2023A Notes	99,388	(612)	100,000	98,982	(1,018)	100,000
Series 2023B-A Notes	99,267	(733)	100,000	99,174	(826)	100,000
Series 2023B-B Notes	74,425	(575)	75,000	74,232	(768)	75,000
Total Debt	$2,249,622	$(30,367)	$2,251,542	$1,349,650	$(16,760)	$1,352,262

(1) Carrying values are presented net of debt issuance costs.

The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

	As of
($ in thousands)	December 31, 2024	December 31, 2023
Level 1	$—	$—
Level 2	—	—
Level 3	2,251,542	1,352,262
Total Debt	$2,251,542	$1,352,262

Financial Instruments Not Carried at Fair Value
As of December 31, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short term maturities. These financial instruments would be categorized as Level 3 within the fair value hierarchy.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding commitments as of the following periods:

	As of December 31,
($ in thousands)	2024	2023
Total unfunded revolving loan commitments	$249,744	$127,830
Total unfunded delayed draw loan commitments	294,241	140,106
Total unfunded revolving and delayed draw loan commitments	$543,985	$267,936

Total unfunded equity commitments	$446	$—

Total unfunded commitments	$544,431	$267,936
As of December 31, 2024, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The table below presents the total amount of organization and offering costs, inclusive of organization and offering costs deferred under the expense deferral agreement, incurred by the Adviser and its affiliates since inception and charged to the Company as of the following dates:

	As of
	December 31, 2024	December 31, 2023
($ in thousands)
Organizational and Offering Costs incurred by the Adviser	$4,769	$4,586
Organizational and Offering Costs charged to the Company	$3,039	$205
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
The table below presents the total amount of organization and offering costs incurred by the Adviser and its affiliates and charged to the Company for the following periods:

	For the Year Ended December 31, 2024	For the period from June 22, 2021 (Inception) to December 31, 2023
($ in thousands)
Organizational and Offering Costs incurred by the Adviser	$183	$4,586
Organizational and Offering Costs charged to the Company	$2,834	$205

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
The table below presents the total amount of expenses incurred by the Adviser under the Expense Deferral Agreement as of the following periods:

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

	As of
	December 31, 2024	December 31, 2023
($ in thousands)
Expenses incurred by the Adviser	$7,679	$7,679
Organizational and Offering Costs incurred by the Adviser	4,299	4,299
Total Expenses incurred by the Adviser	$11,978	$11,978

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
The table below presents the amounts the number of installments and the amount the Company became obligated to reimburse the Adviser for the following periods:

	For the Year Ended
	December 31, 2024	December 31, 2023
($ in thousands)
Number of installments met by the Company	14	1

Expenses reimbursed to the Adviser	$6,666	$476
Organizational and Offering costs reimbursed to the Adviser	2,651	189
Total Expenses reimbursed to the Adviser	$9,317	$665
As of December 31, 2024 and December 31, 2023, the total remaining expenses under the expense deferral agreement were $2.0 million and $11.3 million, respectively, which represents the equivalent of three and seventeen remaining installments, respectively. As of December 31, 2024, Net Subscriptions received from the sale of the Company's common shares were $2.8 billion. See Note 3 “Agreements and Related Party Transactions.”
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
Prior to such time as the Company satisfied the Warehouse Conditions, its obligations under the purchase agreements were guaranteed by an affiliate of the Adviser. On May 10, 2022, conditions under the purchase agreement with Macquarie were met and the Company was obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of June 8, 2022, the Company settled the 4 warehouse investments that the Financing Providers purchased having an aggregate funded principal of $129.2 million and aggregate cost of $127.0 million. As of December 31, 2024, there were no purchase agreements outstanding with the Financing Providers.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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
Common Stock Activity

The tables below present transactions with respect to shares of the Company’s common stock for the following periods:

	For the Year Ended December 31, 2024
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	30,800,629	$322,990	276,187	$2,882	13,500,557	$140,880	44,577,373	$466,752
Shares/gross proceeds from the private placements	—	—	—	—	74,134,380	773,453	74,134,380	773,453
Share transfer between classes(1)	(1,167,663)	(12,157)	(1,310,646)	(13,605)	2,478,309	25,762	—	—
Reinvestment of distributions	2,621,198	27,338	43,345	451	7,317,157	76,314	9,981,700	104,103
Repurchased shares	(2,871,479)	(29,934)	(82,373)	(858)	(18,260,842)	(190,363)	(21,214,694)	(221,155)
Total shares/gross proceeds	29,382,685	308,237	(1,073,487)	(11,130)	79,169,561	826,046	107,478,759	1,123,153
Sales load	—	(1,717)	—	—	—	—	—	(1,717)
Total shares/net proceeds	29,382,685	$306,520	(1,073,487)	$(11,130)	79,169,561	$826,046	107,478,759	$1,121,436

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
The changes to the Company’s offering price per share since the commencement of the Company’s initial continuous public offering and associated effective dates of such changes were as follows:

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

For the Year Ended December 31, 2024
	S			D			I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2024	$10.38	$—	$10.38	$10.38	$—	$10.38	$10.38	$—	$10.38
February 1, 2024	$10.39	$—	$10.39	$10.39	$—	$10.39	$10.39	$—	$10.39
March 1, 2024	$10.40	$—	$10.40	$10.40	$—	$10.40	$10.40	$—	$10.40
April 1, 2024	$10.44	$—	$10.44	$10.44	$—	$10.44	$10.44	$—	$10.44
May 1, 2024	$10.45	$—	$10.45	$10.45	$—	$10.45	$10.45	$—	$10.45
June 3, 2024	$10.47	$—	$10.47	$10.47	$—	$10.47	$10.47	$—	$10.47
July 1, 2024	$10.42	$—	$10.42	$10.42	$—	$10.42	$10.42	$—	$10.42
August 1, 2024	$10.43	$—	$10.43	$10.43	$—	$10.43	$10.43	$—	$10.43
September 3, 2024	$10.44	$—	$10.44	$10.44	$—	$10.44	$10.44	$—	$10.44
October 1, 2024	$10.43	$—	$10.43	$10.43	$—	$10.43	$10.43	$—	$10.43
November 1, 2024	$10.44	$—	$10.44	$10.44	$—	$10.44	$10.44	$—	$10.44
December 2, 2024	$10.45	$—	$10.45	$10.45	$—	$10.45	$10.45	$—	$10.45
(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2) Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

For the Year Ended December 31, 2023
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

Distributions
The Board intends to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.
The tables below present cash distributions per share that were recorded for the following periods:

For the Year Ended December 31, 2024
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 20, 2023	January 31, 2024	February 23, 2024	$0.074775	$2,870	$92	$10,742
February 21, 2024	February 29, 2024	March 22, 2024	0.074775	3,035	95	11,459
February 21, 2024	March 29, 2024	April 23, 2024	0.074775	3,126	95	11,897
February 21, 2024	March 29, 2024	April 23, 2024	0.030000	1,394	39	4,773
February 21, 2024	April 30, 2024	May 22, 2024	0.074775	3,379	97	13,017
May 7, 2024	May 31, 2024	June 26, 2024	0.074775	3,579	97	13,714
May 7, 2024	June 28, 2024	July 24, 2024	0.074775	3,752	98	14,677
May 7, 2024	June 28, 2024	July 24, 2024	0.030000	1,671	40	5,889
May 7, 2024	July 31, 2024	August 22, 2024	0.074775	4,006	98	15,253
August 6, 2024	August 30, 2024	September 25, 2024	0.074775	4,245	103	15,741
August 6, 2024	September 30, 2024	October 24, 2024	0.074775	4,376	103	15,857
August 6, 2024	September 30, 2024	October 24, 2024	0.030000	1,948	43	6,362
August 6, 2024	October 31, 2024	November 26, 2024	0.074775	4,469	109	16,211
November 5, 2024	November 29, 2024	December 23, 2024	0.074775	4,643	112	16,554
November 5, 2024	December 31, 2024	January 27, 2025	0.074775	4,696	109	16,250
November 5, 2024	December 31, 2024	January 27, 2025	0.030000	2,097	45	6,520
		Total	$1.017300	$53,286	$1,375	$194,916
(1) On November 5, 2024, the Company’s board of directors declared a distribution of $0.074775 per share, payable on or before February 28, 2025 to shareholders of record as of January 31, 2025.
(2) Distributions per share are gross of shareholder servicing fees.
(3) Distribution amounts are net of shareholder servicing fees.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

For the Year Ended December 31, 2023
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

For Year Ended December 31, 2022(3)
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

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
The tables below presents the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock for the following periods:

	For the Year Ended December 31, 2024
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$1.046878	$262,273	105.1%
Net realized gain (loss) on investments	(0.023535)	(6,795)	(2.7)%
Distributions in excess of net investment income/(undistributed net investment income)	(0.006043)	(5,901)	(2.4)%
Total	$1.017300	$249,577	100.0%
(1) Distributions per share are gross of shareholder servicing fees.
(2) Data in this table is presented on a consolidated basis. Refer to Note 11 “Financial Highlights” for amounts by share class.

	For the Year Ended December 31, 2023
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$1.120595	$157,783	114.3%
Net realized gain (loss) on investments	0.003228	585	0.4%
Distributions in excess of net investment income/(undistributed net investment income)	(0.111523)	(20,303)	(14.7)%
Total	$1.012300	$138,065	100.0%
(1) Distributions per share are gross of shareholder servicing fees.
(2) Data in this table is presented on a consolidated basis. Refer to Note 11 “Financial Highlights” for amounts by share class.

	For the Year Ended December 31, 2022(1)
Source of Distribution(3)	Per Share(2)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.75909	$58,843	142.9%
Net realized gain (loss) on investments	0.00017	17	—%
Distributions in excess of net investment income/(undistributed net investment income)	(0.23764)	(17,685)	(42.9)%
Total	$0.52162	$41,175	100.0%
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

The tables below presents the share repurchase activity of the Company:

For the Year Ended December 31, 2024
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 27, 2024	I	March 29, 2024	$13,250	$10.44	1,269,118
February 27, 2024	S	March 29, 2024	1,958	$10.44	187,558
May 23, 2024	I	June 28, 2024	26,086	$10.42	2,503,435
May 23, 2024	S	June 28, 2024	11,239	$10.42	1,078,644
May 23, 2024	D	June 28, 2024	169	$10.42	16,239
August 26, 2024	I	September 30, 2024	62,456	$10.43	5,988,126
August 26, 2024	S	September 30, 2024	9,797	$10.43	939,242
August 26, 2024	D	September 30, 2024	28	$10.43	2,726
November 26, 2024	I	December 31, 2024	88,571	$10.42	8,500,163
November 26, 2024	S	December 31, 2024	6,940	$10.42	666,035
November 26, 2024	D	December 31, 2024	661	$10.42	63,408
Total			$221,155		21,214,694

For the Year Ended December 31, 2023
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 28, 2023	I	March 31, 2023	$35,173	$10.12	3,475,640
February 28, 2023	S	March 31, 2023	965	$10.12	95,317
May 25, 2023	I	June 30, 2023	20,802	$10.14	2,051,539
May 25, 2023	S	June 30, 2023	1,425	$10.14	140,508
May 25, 2023	D	June 30, 2023	50	$10.14	4,926
August 24, 2023	I	September 29, 2023	39,093	$10.28	3,802,783
August 24, 2023	S	September 29, 2023	581	$10.28	56,519
August 24, 2023	D	September 29, 2023	52	$10.28	5,090
November 27, 2023	I	December 29, 2023	39,727	$10.38	3,827,332
November 27, 2023	S	December 29, 2023	564	$10.38	54,310
Total			$138,432		13,513,964

For the Year Ended December 31, 2022
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
August 25, 2022	I	September 30, 2022	$6,703	$9.93	675,034
November 28, 2022	I	December 30, 2022	22,059	$10.02	2,201,495
Total			$28,762		2,876,529

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

Note 9. Earnings Per Share
The tables below presents the computation of basic and diluted earnings per common share for the following periods:

	For the Year Ended December 31,
	2024			2023			2022(1)(2)
($ in thousands, except per share amounts)	Class S	Class D	Class I	Class S	Class D	Class I	Class S	Class D	Class I
Increase (decrease) in net assets resulting from operations	$54,458	$1,419	$198,741	$33,852	$1,876	$153,519	$3,001	$19	$42,712
Weighted average shares of common stock outstanding—basic and diluted	57,196,633	1,398,074	191,934,071	26,514,031	1,383,519	112,905,282	5,219,284	64,617	72,916,367
Earnings (loss) per common share—basic and diluted	$0.95	$1.01	$1.04	$1.28	$1.36	$1.36	$0.57	$0.29	$0.59

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
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, or total distributable earnings (losses), as appropriate.
For the years ended December 31, 2024, 2023, and 2022 the Company recorded none, $0.1 million, and $0.3 million for U.S. federal excise tax.
The table below reconciles the increase in net assets resulting from operations for the following periods:

	For the Year Ended December 31,
($ in thousands)	2024(2)	2023	2022(1)
Increase (decrease) in net assets resulting from operations	$254,618	$189,247	$45,732
Adjustments:
Net unrealized (gain) loss on investments	384	(31,885)	13,154
Excise tax	—	126	287
Other book-tax differences	(12,346)	(21,181)	(9,927)
Taxable Income	$242,656	$136,307	$49,246
(1) The Company commenced operations on May 2, 2022.
(2) Tax information for the fiscal year ended December 31, 2024 is estimated and is not considered final until the Company files its tax return.
For the year ended December 31, 2024
Total distributions declared during the year ended December 31, 2024 of $249.6 million consisted of $245.3 million of ordinary income and $4.3 million of net long-term capital gains, determined on a tax basis. For the calendar year ended December 31, 2024, the Company had no undistributed ordinary income, as well as $63.7 million of net unrealized gains (losses) on investments and $(2.5) million of other temporary differences. For the year ended December 31, 2024, 92.2% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
During the year ended December 31, 2024, the Company decreased the total distributable earnings (losses) and increased additional paid in capital. These permanent differences of $0.4 million were principally related to non-deductible expenses.
As of December 31, 2024, the net estimated unrealized gain for U.S. federal income tax purposes was $61.6 million based on a tax cost basis of $5.1 billion. As of December 31, 2024, there were no estimated aggregate gross unrealized losses for U.S federal income tax purposes and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $61.6 million.
For the year ended December 31, 2023
Total distributions declared during the year ended December 31, 2023 of $138.1 million were derived from ordinary income, determined on a tax basis. For the calendar year ended December 31, 2023, the Company had $5.7 million of undistributed ordinary income, $0.6 million undistributed capital gains, as well as $52.5 million of net unrealized gains (losses) on investments and other temporary differences of $2.3 million. For the year ended December 31, 2023, 92.9% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
During the year ended December 31, 2023, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences were principally related to $0.5 million attributable to U.S. federal income tax, including excise taxes and non-deductible expenses.
As of December 31, 2023, the net estimated unrealized gain for U.S. federal income tax purposes was $50.6 million based on a tax cost basis of $3.2 billion. As of December 31, 2023, there were no estimated aggregate gross unrealized losses for U.S. federal income tax purposes and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $50.6 million.

For the year ended December 31, 2022
Total distributions declared during the year ended December 31, 2022 of $41.2 million were derived from ordinary income, determined on a tax basis. For the calendar year ended December 31, 2022, the Company had $8.1 million of undistributed ordinary

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Year Ended December 31,
	2024			2023			2022(8)
($ in thousands, except share and per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock	Class S common stock (9)	Class D common stock (10)	Class I common stock
Per share data:
Net asset value, at beginning of period	$10.38	$10.38	$10.38	$10.02	$10.02	$10.02	$9.96	$9.93	$10.00
Results of operations:
Net investment income(1)	0.98	1.04	1.07	1.05	1.11	1.14	0.64	0.28	0.76
Net realized and unrealized gain (loss)(2)	(0.01)	(0.01)	(0.01)	0.24	0.24	0.23	(0.10)	0.03	(0.22)
Net increase (decrease) in net assets resulting from operations	0.97	1.03	1.06	1.29	1.35	1.37	0.54	0.31	0.54
Shareholder distributions:
Distributions from net investment income(3)	(0.93)	(0.99)	(1.02)	(0.93)	(0.99)	(1.01)	(0.48)	(0.22)	(0.52)
Distributions from net realized gains(7)	—	—	—	—	—	—	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(0.93)	(0.99)	(1.02)	(0.93)	(0.99)	(1.01)	(0.48)	(0.22)	(0.52)
Total increase (decrease) in net assets	0.04	0.04	0.04	0.36	0.36	0.36	0.06	0.09	0.02
Net asset value, at end of period	$10.42	$10.42	$10.42	$10.38	$10.38	$10.38	$10.02	$10.02	$10.02

Total Return(4)	9.7%	10.3%	10.6%	13.4%	14.1%	14.3%	5.0%	5.4%	5.6%

Ratios
Ratio of net expenses to average net assets(5)(6)	10.5%	10.3%	9.7%	10.7%	10.7%	10.0%	N.M	N.M	N.M
Ratio of net investment income to average net assets(6)	9.7%	10.1%	10.6%	10.7%	11.6%	11.4%	10.8%	6.8%	11.3%
Portfolio turnover rate	52.2%	52.2%	52.2%	8.5%	8.5%	8.5%	N.M	N.M	N.M

Supplemental Data
Weighted-average shares outstanding	57,196,633	1,398,074	191,934,071	26,514,031	1,383,519	112,905,282	5,219,284	64,617	72,916,367
Shares outstanding, end of period	69,897,488	1,498,231	217,328,509	40,514,803	2,571,718	138,158,948	10,780,315	107,019	87,818,350
Net assets, end of period	$728,225	$15,607	$2,264,248	$420,533	$26,693	$1,434,377	$108,073	$1,073	$880,351
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

offering expenses, and interest expenses. Total return is calculated as the change in net asset value (“NAV”) per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share (which for the purposes of this calculation is equal to the net offering price in effect at that time).
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the year ended December 31, 2024, the total operating expenses to average net assets were 10.5%, 10.3%, 9.7% for Class S, Class D and Class I common stock, respectively. For the year ended December 31, 2023, the total operating expenses to average net assets were 10.7%, 10.7%, 10.0% for Class S, Class D and Class I common stock, respectively. From May 2, 2022 (commencement of operations) through December 31, 2022, the total operating expenses to average net assets were not meaningful for Class S, Class D, and Class I common stock, respectively.
(6)The ratio reflects an annualized amount for the years ended December 31, 2024, 2023, and 2022, except in the case of non-recurring expenses (e.g. initial organization expenses) and offering expenses, where applicable.
(7)The distributions from net realized gain (loss) on investments per share for the years ended December 31, 2024, 2023, and 2022 rounds to less than $0.01 per share, respectively.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements - Continued

Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of these financial statements. There have been no subsequent events to disclose except for the following:
Tech Income Funding III Amendment
On February 18, 2025, Tech Income Funding III entered into Amendment No 2. SPV Asset Facility III in order to, among other things, (i) replace Alter Domus as document custodian with State Street, (ii) extend the end of the reinvestment period from January 9, 2026 to February 18, 2028, (iii) extend the final maturity date from January 9, 2034 to February 16, 2035 and (iv) change the applicable margin from 3.05% to 2.05%.
Distribution
On February 18, 2025, our Board declared a distribution of $0.074775 per share, payable on or before March 31, 2025 to the shareholders of record as February 28, 2025, a distribution of $0.074775 per share, payable on or before April 30, 2025 to the shareholders of record as March 31, 2025, a distribution of $0.074775 per share, payable on or before May 31, 2025 to the shareholders of record as April 30, 2025 and a special distribution of $0.020000 per share, payable on or before April 30, 2025 to the shareholders of record as of March 31, 2025.
Equity Raise Proceeds
As of March 5, 2025, the Company has issued approximately 75.7 million shares of its Class S common stock, approximately 247.6 million shares of its Class I common stock and approximately 2.9 million shares of its Class D common stock and has raised total gross proceeds of approximately $781.7 million, $2.5 billion, and $29.8 million, respectively, including seed capital of $1,000 contributed by its Adviser in September 2021 and approximately $50.0 million in gross proceeds raised from entities affiliated with the Adviser. In addition, the Company has received $152.3 million in subscription payments which the Company accepted on March 5, 2025, which are pending the Company’s determination of the net asset value per share applicable to such purchase.

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
(b)Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
(c) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The Company has adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of the registrant’s securities by directors, officers and employees and the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the registrant. The insider trading policy is filed as Exhibit 19 to this Annual Report.

Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our Board of Directors
As of December 31, 2024, our Board consisted of six members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2025 annual meeting of shareholders; the terms of our Class II directors will expire at the 2026 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2027 annual meeting of shareholders.
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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Eric Kaye, 61	Director	Founder and Chief Executive Officer of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class II Director since 2021; Term expires in 2026	6
Blue Owl Capital Corporation(“OBDC”)
Blue Owl Capital Corporation II (“OBDC II”)
Blue Owl Credit Income Corp. ("OCIC")
Blue Owl Technology Finance Corp. ("OTF")
Blue Owl Technology Finance Corp. II ("OTF II")

Victor Woolridge, 68	Director	Managing Director of Barings Real Estate Advisers LLC	Class II Director since 2021; Term expires in 2026	6	OBDC OBDC II OCIC OTF OTF II
Christopher M. Temple, 57	Director	President of DelTex Capital LLC	Class III Director since 2021; Term expires in 2027	6	OBDC OBDC II OCIC OTF OTF II
Melissa Weiler, 60	Director	Private Investor Managing Director and member of the Management Committee of Crescent Capital Group (through 2020)	Class III Director since 2021, Term expires in 2027	6	OBDC OBDC II OCIC OTF OTF II Jefferies Financial Group, Inc.

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Edward D'Alelio, 72	Chairman of the Board, Director	Retired	Class I Director since 2021; Term expires in 2025	6	OBDC OBDC II OCIC OTF OTF II Blackstone Long Short Credit Income Fund Blackstone Senior Floating Rate 2027 Term Fund Blackstone Strategic Credit 2027 Term Fund
Interested Directors(4)
Craig W. Packer, 58	Chief Executive Officer and Director	Co-Founder of Blue Owl Capital Partners Co-President of Blue Owl Co-Chief Investment Officer of each of the Blue Owl Credit Advisers Chief Executive Officer of the Blue Owl BDCs	Class I Director since 2021; Term expires in 2025	6	OBDC OBDC II OCIC OTF OTF II Blue Owl Capital Inc. (“Blue Owl”)
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

Independent Directors

Mr. Kaye is the Chief Executive Officer and founder of Kayezen, LLC, a physical therapy and fitness equipment design company. Prior to founding Kayezen, LLC, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle-market companies. Prior to joining UBS, Mr. Kaye had served as Global Co-Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of OCIC and since August 2021 and November 2021 he has served on the boards of directors of the Company and OTF II, respectively. Mr. Kaye previously served on the board of directors of Blue Owl Capital Corporation III (“OBDE”) from February 2020 until January 2025. Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.
We believe Mr. Kaye’s management positions and experiences in the middle-market provide the Board with valuable insight.
Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC (“Barings”), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge most recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets – Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) (“Cornerstone”) from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC (“Babson”) from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of

Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board’s Committee on Administration and Finance. Mr. Woolridge has served as trustee for University of Massachusetts Global. Since 2022, Mr. Woolridge has served as a director of Trumbull Property Income Fund and Fallon Health. Mr. Woolridge has also served on the UMass Foundation’s investment committee since 2021. Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board’s compensation, finance, governance and strategy committees. Mr. Woolridge joined the boards of directors of the Company, OBDC, OBDC II, OTF, OCIC, and OTF II in November 2021. Mr. Woolridge previously served on the board of directors of OBDE from February 2021 until January 2025. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member.
We believe Mr. Woolridge’s numerous management positions and broad experiences in the asset management and financial services sectors provide him with skills and valuable insight in handling complex financial transactions and issues, all of which makes him well qualified to serve on the Board.
Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple served on the board of directors of Plains GP Holdings, L.P., the general partner of Plains All American Pipeline Company from November 2016 through May 2024 and served as a member of the Plains GP Holdings, L.P. compensation committee from November 2020 through May 2024. Mr. Temple also served as a director of Plains All American Pipeline, L.P.’s (“PAA”) general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, Mr. Temple has served on private boards including Brawler Industries, National HME, Loenbro, Inc. and HMT, LLC and as Operating Executive/Senior Advisor for Tailwind Capital, LLC, a New York based middle-market private equity firm. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF since September 2020 he has served on the board of directors of OCIC, and since August 2021 and November 2021 he has served on the boards of directors of the Company and OTF II, respectively. Mr. Temple previously served on the board of directors of OBDE from February 2020 until January 2025. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.
We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the Board.
Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. Ms. Weiler has served on the board of directors of Jefferies Financial Group Inc. since 2021. She is a member of the Cedars-Sinai Board of Governors and is actively involved in 100 Women in Finance. Ms. Weiler joined the boards of OBDC, OBDC II, OTF and OCIC in February 2021, the Company in August 2021, and OTF II in November 2021. Ms. Weiler previously served on the board of directors of OBDE from February 2021 until January 2025. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania.
We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board.
Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston — School of Management. He is also President of the UMass Foundation. He serves on the Advisory Committees of Ceres Farms. Since September 2009, he has served as director of Vermont Farmstead Cheese. Mr. D'Alelio has served on the board of Blackstone Senior Floating Rate 2027 Term Fund since April 2010, Blackstone Long Short Credit Income Fund since November 2020 and Blackstone Strategic Credit 2027 Term Fund since May 2021. Since March 2016 and November 2016, he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of OCIC and since August 2021 and November 2021 he has served on the boards of directors of the Company and OTF II, respectively. Mr. D’Alelio previously served on the board of directors of OBDE from February 2020 until January 2025. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care, Trump Entertainment Resorts and UMass Memorial Hospital. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.
We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the board of directors.
Interested Directors
Mr. Packer is the Chief Executive Officer of each of the Blue Owl BDCs and is a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Additionally, Mr. Packer is a Co-President and a director of Blue Owl. Mr. Packer is also the Head of the Credit platform and serves as a Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Packer co-founded Owl Rock Capital Partners (“Owl Rock”), the predecessor firm to Blue Owl’s Credit platform. In addition, Mr. Packer has served on the boards of directors of OBDC and OBDC II since March 2016 and November 2016, respectively, on the board of directors of OTF since August 2018, on the board of directors of OCIC since September 2020, and since August 2021 and November 2021 he has served on the boards of directors of the Company and OTF II, respectively. Mr. Packer previously served on the board of directors of OBDE from February 2020 until January 2025. Mr. Packer also served as President of OBDE since its inception until January 2024 and as President of OBDC, OBDC II, OTF, OTF II, OCIC and OTIC since each of their inceptions until August 2024. Prior to co-founding Owl Rock, Mr. Packer was a Partner and Co-Head of Leveraged Finance in the Americas at Goldman, Sachs & Co. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs & Co., Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette. Mr. Packer serves as Treasurer of the Board of Trustees of Greenwich Academy, and Co-Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut. Mr. Packer is also on the Advisory Board for the Mount Sinai Department of Rehabilitation and Human Performance and serves as a director of Wingspire Capital LLC. In addition, Mr. Packer is on the Foundation Board of Trustees for the McIntire School of Commerce, University of Virginia and is a member of the Board of Trustees of the University of Virginia Athletics Foundation. Mr. Packer earned an M.B.A. from Harvard Business School and a B.S. from the University of Virginia.
We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry-specific knowledge and expertise on these and other matters, and his history with us and the Adviser, provide an important skill set and knowledge base to the Board.
Meetings and Attendance
The Board met twelve times during 2024 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2024.
Board Attendance at the Annual Meeting
Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time. Two members of the Board attended our 2024 annual meeting of shareholders.
Board Leadership Structure and Role in Risk Oversight
Overall responsibility for our oversight rests with the Board. We have entered into the Investment Advisory Agreement pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and our other service providers in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and our charter. The Board is composed of six members, five of whom are directors who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. The Board meets in person at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established a Nominating and Corporate Governance Committee, an Audit Committee and a Co-Investment Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities. The Board has appointed Edward D’Alelio, an independent director, to serve in the role of Chairman of the Board. The Chairman’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other directors generally between meetings. The Chairman serves as a key point person for dealings between management and the directors. The Chairman also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that the Board’s leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of directors and the full Board in a manner that enhances effective oversight.
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
Committees of the Board
The Board has an Audit Committee, a Nominating and Corporate Governance Committee and a Co-Investment Committee, and may form additional committees in the future. A brief description of each committee is included in this Form 10-K and the charters of the Audit and Nominating and Corporate Governance Committees can be accessed on the Company’s website at www.otic.com.
As of December 31, 2024, the members of each of the Board’s committees were as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee
Edward D'Alelio	Edward D'Alelio
Christopher M. Temple	Christopher M. Temple
Eric Kaye	Eric Kaye
Melissa Weiler	Melissa Weiler
Victor Woolridge	Victor Woolridge
The Co-Investment Committee was formed on February 18, 2025 and consists of Messrs. D'Alelio, Temple, Kaye, Woolridge and Ms. Weiler.
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
The Audit Committee had nine formal meetings in 2024.

Our Board has determined that Christopher M. Temple, an independent director, qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act.
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
The Nominating and Corporate Governance Committee had four formal meetings in 2024.
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
Co-Investment Committee, Responsibilities
The co-investment committee is responsible for reviewing and making certain findings in respect of co-investment transactions pursuant to the exemptive relief that has been granted by the SEC to OCA and its affiliates to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. The Co-Investment Committee was formed on February 18, 2025.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to such persons were timely filed.
Code of Business Conduct
We have adopted a Code of Business Conduct which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Our Code of Business Conduct can be accessed on our website at www.otic.com.
There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct, we will promptly disclose the nature of the amendment or waiver on our website at www.otic.com or file a Form 8‑K with the Securities and Exchange Commission.
We have also adopted an insider trading policy which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. This policy is filed as Exhibit 19.1 to this Annual Report.
Information about Executive Officers Who Are Not Directors
The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Erik Bissonnette	45	President	2024
Karen Hager	52	Chief Compliance Officer	2021
Jonathan Lamm	50	Chief Financial Officer and Chief Operating Officer	2021
Matthew Swatt	36	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller	2021
Shari Withem	42	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller	2021
Jennifer McMillon(1)	47	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller	2022
Neena Reddy	47	Vice President and Secretary	2021
_______________
(1)Ms. McMillon will cease to serve as Co-Chief Accounting Officer, Co-Treasurer and Co-Controller of the Company effective as of March 14, 2025, but will continue to serve as a Managing Director for Blue Owl Capital Inc., an affiliate of the Adviser, where she will focus on operations strategy and design.

The address for each of our executive officers is c/o Blue Owl Technology Income Corp., 399 Park Avenue, 37th Floor, New York, New York 10022.
Mr. Bissonnette is a Managing Director of Blue Owl, a member of the Direct Lending Investment Team, Co-Head of Technology Investing for Blue Owl, and a member of the Adviser’s Technology Lending Investment Committee. Mr. Bissonnette is also president of the Company, OTF and OTF II, and Portfolio Manager for certain funds in Blue Owl's Technology Lending strategy, including the Company, OTF and OTF II. Prior to joining Blue Owl, Mr. Bissonnette was a Managing Director and Head of Technology Leveraged Finance at Capital Source from 2009 to 2017. Preceding Capital Source, Mr. Bissonnette was an investor at ABS Capital Partners, and worked in investment banking at Wachovia Securities and Bank of America Securities. Mr. Bissonnette received a B.A. in Economics with a double major in English from Wake Forest University.
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
Mr. Lamm is Chief Financial Officer and Chief Operating Officer of each of the Blue Owl BDCs. Mr. Lamm is also Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. (“GSBD”), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD’s finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.
Mr. Swatt is the Co-Chief Accounting Officer, Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Mr. Swatt is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor to Blue Owl’s Credit platform, in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services—Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.
Ms. Withem is the Co-Chief Accounting Officer, Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Ms. Withem is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in March 2018,

Ms. Withem was Vice President of Sixth Street Specialty Lending, Inc. , a business development company traded on the NYSE , where she was responsible for accounting, financial reporting, treasury and internal controls functions. Preceding that role, Ms. Withem worked for MCG Capital Corporation, a business development company formerly traded on the Nasdaq and Deloitte in the Audit and Assurance Practice. Ms. Withem received a B.S. in Accounting from James Madison University and is a licensed Certified Public Accountant in Virginia.
Ms. McMillon is the Co-Chief Accounting Officer of the Company, OBDC II and OCIC and is the Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Ms. McMillon is also a Managing Director of Blue Owl. Before joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, Ms. McMillon led the accounting department of Tiptree Inc., a national capital holding company, as the Vice President of Technical Accounting and External Reporting from 2017-2022. She was responsible for financial reporting, valuation/purchase accounting, and numerous internal control functions. From 2013-2017, Ms. McMillon served as the Regional Accounting & Reporting Director, Americas of Koch Industries/Georgia Pacific, from 2009-2013 she served as an Accounting Manager at Oaktree Capital and Centerbridge Partners, and prior to that Ms. McMillon worked in public accounting for nearly ten years, spending most of this tenure at PricewaterhouseCoopers. Ms. McMillon earned her B.S. in Accounting from Florida State University and is a licensed Certified Public Accountant in New York.
Ms. Reddy is Vice President and Secretary of each of the Blue Owl BDCs and Chief Legal Officer of each of the Blue Owl Credit Advisers. Ms. Reddy also serves as the General Counsel, Chief Legal Officer and Secretary of Blue Owl, and as a member of Blue Owl’s Operating Committees. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, Ms. Reddy was associate general counsel at Goldman, Sachs & Co LLC, from June 2010 to April 2019 and was dedicated to Goldman Sachs Asset Management L.P. ("GSAM"), where she was responsible for GSAM managed direct alternative products, including private credit. Prior to GSAM, Ms. Reddy practiced as a corporate attorney at Boies Schiller & Flexner LLP and at Debevoise & Plimpton LLP. Ms. Reddy joined the Board of Directors for Partnership for New York City, representing Blue Owl, in 2024.Prior to becoming an attorney, Ms. Reddy was a financial analyst in the private wealth division at Goldman, Sachs & Co. Ms. Reddy received a J.D. from New York University School of Law and a B.A. in English, magna cum laude, from Georgetown University.

Portfolio Managers
The management of our investment portfolio is the responsibility of the Adviser and the Technology Lending Investment Committee. The Investment Team is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s investment committees. Blue Owl Credit’s direct lending strategy has four investment committees each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Technology Lending Investment Committee is comprised of Erik Bissonnette, Pravin Vazirani, Jon ten Oever and Arthur Martini. We consider the individuals on the Technology Lending Investment Committee to be our portfolio managers. The Investment Team, under the Technology Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Technology Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Technology Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be made) and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Technology Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Technology Lending Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Technology Lending Investment Committee. The compensation packages of the Technology Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
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
None of the Adviser’s investment professionals receive any direct compensation from us in connection with the management of our portfolio. Certain members of the Technology Lending Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the

Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.
The members of the Technology Lending Investment Committee perform a similar role for OTF and OTF II, and certain members of the Technology Lending Investment Committee also perform a similar role for OBDC, OBDC II, OBDC III and OCIC, from which the Adviser and its affiliates may receive incentive fees. See "ITEM 1. BUSINESS – Affiliated Transactions" for a description of the Blue Owl Credit Advisers’ investment allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See "ITEM 1A. RISK FACTORS – Risks Related to Our Adviser and its Affiliates – Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us" for a discussion of potential conflicts of interests.
The members of the Technology Lending Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. Information regarding the Technology Lending Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965
Erik Bissonnette	1979
Pravin Vazirani	1973
Jon ten Oever	1972
Arthur Martini	1973
In addition to managing our investments, as of December 31, 2024, our portfolio managers also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Blue Owl Technology Finance Corp.	Business development company	U.S. middle-market technology lending	$6,722.6
Blue Owl Technology Finance Corp. II	Business development company	U.S. middle-market technology lending	$5,659.1
In addition to managing our investments, as of December 31, 2024, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, and Alexis Maged also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Blue Owl Capital Corporation	Business development company	U.S. middle-market lending	$13,865.6
Blue Owl Capital Corporation II	Business development company	U.S. middle-market lending	$2,003.8
Blue Owl Credit Income Corp.	Business development company	U.S. middle-market lending	$28,063.9
Blue Owl Capital Corporation III*	Business development company	U.S. middle-market lending	$4,484.6
*On January 13, 2025, Blue Owl Capital Corporation III merged with and into Blue Owl Capital Corporation with Blue Owl Capital Corporation surviving.
As of December 31, 2024, our Technology Lending Investment Committee portfolio managers also manage 3 private funds with approximately $0.5 billion in gross assets. In addition, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged also manage 27 other private funds with approximately $11.2 billion in gross assets..
The management and incentive fees payable by the Blue Owl Credit Clients are based on the gross assets or net assets and performance, respectively, of each Blue Owl Credit Client.

Biographical information regarding the members of the Technology Lending Investment Committee who are not directors or executive officers of the Company is as follows:
Mr. Ostrover is Co-Chief Executive Officer of Blue Owl and the chairman of Blue Owl's board of directors. Mr. Ostrover is also the Co-Chief Executive Officer and serves as a Co-Chief Investment Officer of each of the Blue Owl Credit Advisers. Mr. Ostrover is also a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Previously, Mr. Ostrover co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Mr. Ostrover served on the boards of directors of OBDC and OBDC II from 2016 through 2021, on the board of directors of OTF from 2018 through 2021 and on the board of directors of OCIC from 2020 through 2021. Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone’s alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston ("CSFB"). Prior to his role as Chairman, Mr. Ostrover was Global Co-Head of CSFB’s Leveraged Finance Group, during which time he was responsible for all of CSFB’s origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette ("DLJ"), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ’s high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-profit organizations including serving on the board of directors of the Michael J. Fox Foundation, the Mount Sinai Health System, and the Leadership Council for Memorial Sloan Kettering. Mr. Ostrover also serves on the investment committee of the Brunswick School. Mr. Ostrover received an M.B.A. from New York University Stern School of Business and a B.A. in Economics from the University of Pennsylvania.
Mr. Lipschultz is Co-Chief Executive Officer of Blue Owl and a member of Blue Owl's board of directors. Mr. Lipschultz also serves as Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Lipschultz co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Prior to co-founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR, serving on the firm’s Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, private credit and real assets. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. Mr. Lipschultz serves on the board of the Hess Corporation, and is actively involved in a variety of nonprofit organizations, serving as a trustee or board member of the 92nd Street Y, American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School and the Stanford University Board of Trustees. Mr. Lipschultz received an M.B.A. with high distinction, Baker Scholar, from Harvard Business School and an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University.
Mr. Maged is Chief Credit Officer of Blue Owl’s Credit platform, a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of each of the Blue Owl Credit Advisers, and Vice President of each of the Blue Owl BDCs. Mr. Maged is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in January 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York-based provider of pet-themed products and technology from September 2014 to November 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co-Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid-2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette ("DLJ"). Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received an M.B.A. from New York University Stern School of Business and a B.A. from Vassar College.
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
Mr. Martini is a Senior Managing Director at Blue Owl, a member of the Direct Lending Investment Team and serves as a member of the Adviser's Technology Lending Investment Committee. In his role, he focuses on originating, structuring, and overseeing execution and portfolio management. Prior to Blue Owl, Mr. Martini was a Managing Director and U.S. Head of Financial Sponsors in the Opportunistic Credit group at Apollo Global Management (“Apollo”). Prior to joining Apollo in 2013, Mr. Martini was a Director with Barclays Private Credit Partners (“BPCP”). Before joining BPCP in 2008, Mr. Martini was an Associate Director with Barclays Capital in the US Leveraged Finance Group. Prior to joining Barclays Capital in 2007, Mr. Martini was a Vice President at Cerberus Capital Management LP (Ableco Finance LLC). Before joining Cerberus in 2002, Mr. Martini spent three years in the Investment Banking Division at JP Morgan Chase & Co. covering the TMT sector. Prior to that, Mr. Martini spent two years as an Analyst in the Special Loan Group at Chase Manhattan Bank. Mr. Martini received his BS in Finance and International Business from New York University Stern School of Business.

Ownership of Securities

The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Technology Lending Investment Committee as of March 5, 2025 stated as one of the following dollar ranges: None; $1 – $10,000; $10,001 – $50,000; $50,001 – $100,000; $100,001–$500,000; $500,001–$1,000,000; or over $1,000,000.

Name	Dollar Range of Equity Securities in Blue Owl Technology Income Corp.(1)(2)
Douglas I. Ostrover	—
Marc S. Lipschultz	—
Craig W. Packer	—
Alexis Maged	—
Erik Bissonnette	—
Pravin Vazirani	—
Jon ten Oever	—
Arthur Martini	—
________________
(1)Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the Exchange Act.
(2)The dollar range of equity securities of the Company beneficially owned by members of the Technology Lending Investment Committee, if applicable, is calculated by multiplying the current net offering price per share times the number of shares beneficially owned.
Item 11. Executive Compensation
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement, as applicable. Our day-to-day investment and administrative operations are managed by the Adviser. Most of the services necessary for the origination and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates.
None of our executive officers will receive direct compensation from us. We will reimburse the Adviser the allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). The members of the Technology Lending Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.
Director Compensation
No compensation is expected to be paid to our director who is an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in‑person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. As of December 31, 2024, these directors were Edward D’Alelio, Christopher M. Temple, Eric Kaye, Melissa Weiler, and Victor Woolridge. We pay each independent director the following amounts for serving as a director:

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
The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2024:

Name of Director	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$196,250	$196,250	$1,492,500
Christopher M. Temple	$191,250	$191,250	$1,457,500
Eric Kaye	$186,250	$186,250	$1,422,500
Melissa Weiler	$181,250	$181,250	$1,387,500
Victor Woolridge	$181,250	$181,250	$1,387,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of March 5, 2025 the beneficial ownership according to information furnished to us by such persons or publicly available filings. Ownership information for those persons who beneficially own 5% or more of the outstanding shares of our common stock is based upon filings by such persons with the SEC and other information obtained from such persons of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.
The percentage ownership is based on 307,837,288 shares of our common stock outstanding as of March 5, 2025. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Name and Address	Title of Class	Number of Shares Owned	Percentage of Class Outstanding
Interested Directors(1)
Craig W. Packer	N/A	None	—
Independent Directors(1)
Edward D'Alelio	N/A	None	—
Eric Kaye	N/A	None	—
Christopher M. Temple	N/A	None	—
Melissa Weiler	N/A	None	—
Victor Woolridge	N/A	None	—
Executive Officers(1)
Erik Bissonnette	N/A	None	—
Karen Hager	N/A	None	—
Jonathan Lamm	N/A	None	—
Neena Reddy	N/A	None	—
Matthew Swatt	N/A	None	—
Shari Withem	N/A	None	—
Jennifer McMillon	N/A	None	—
All officers and directors as a group (13 persons)	N/A	None	—
________________
(1)The address for all of the Company’s officers and directors is c/o Blue Owl Technology Advisors II LLC, 399 Park Avenue, 37th Floor, New York, NY 10022.

Dollar Range of Equity Securities Beneficially Owned by Directors
The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of March 5, 2025 stated as one of the following dollar ranges: None; $1‑$10,000; $10,001‑ $50,000; $50,001‑$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Core Income Corp., Blue Owl Technology Finance Corp., and Blue Owl Technology Finance Corp. II.

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
(4)The dollar range of equity securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (1) the closing price per share of Blue Owl Capital Corporation’s common stock on March 5, 2025, multiplied by the number of shares of Blue Owl Capital Corporation’s common stock beneficially owned by the director, (2) the current net asset value per share of Blue Owl Capital Corporation II’s common stock, multiplied by the number of shares of Blue Owl Capital Corporation II’s common stock beneficially owned by the director, (3) the current net offering price per share of Blue Owl Credit Income Corp.’s common stock beneficially owned by director, (4) the current net asset value per share of Blue Owl Technology Finance Corp.’s common stock, multiplied by the number of shares of Blue Owl Technology Finance Corp.’s common beneficially owned by the director, (5) the current net asset value per share of Blue Owl Technology Finance Corp. II’s common stock, multiplied by the number of shares of Blue Owl Technology Finance Corp.’s common stock II beneficially owned by the director, and (6) the total dollar range of equity securities in the Company beneficially owned by the director.
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
Our executive officers, certain of our directors and certain other finance professionals of Blue Owl also serve as executives of the Blue Owl Credit Advisers, and officers and directors of the Company and certain professionals of Blue Owl and the Adviser are officers of Blue Owl Securities LLC. In addition, our executive officers and directors and the members of the Adviser and members of its Technology Lending Investment Committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Blue Owl Credit Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objectives similar to our investment objective.
At times, we may compete with the Blue Owl Credit Clients and other Blue Owl clients, for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Blue Owl Credit Clients and other Blue Owl clients. This can create a potential conflict when allocating investment opportunities among us and such other Blue Owl Credit Clients and other Blue Owl clients. An investment opportunity that is suitable for multiple clients of Blue Owl Credit Advisers or other affiliated advisers may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Blue Owl Credit Advisers have put in place an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act.
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
The Blue Owl Credit Advisers have put in place an investment allocation policy that seeks to ensure the equitable allocation of investment opportunities and addresses the co-investment restrictions set forth under the 1940 Act. When we engage in co-investments as permitted by the exemptive relief described below, we will do so in a manner consistent with the Blue Owl Credit Advisers’ allocation policy.
In situations where co-investment with other entities managed by the Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, a committee comprised of certain executive officers of the Blue Owl Credit Advisers (including executive officers of the Adviser) along with other officers and employees, will need to decide whether we or such other entity or entities will proceed with the investment. The allocation committee will make these determinations based on the Blue Owl Credit Advisers’ allocation policy, which generally requires that such opportunities be offered to eligible accounts in a manner that will be fair and equitable over time.
The Blue Owl Credit Advisers’ allocation policy is designed to manage the potential conflicts of interest between the Adviser’s fiduciary obligations to us and its or its affiliates’ similar fiduciary obligations to other Blue Owl clients; however, there can be no assurance that the Blue Owl Credit Advisers’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.
The allocation of investment opportunities among us and any of the other investment funds sponsored or accounts managed by the Adviser or its affiliates may not always, and often will not, be proportional. In general, pursuant to the Blue Owl Credit Advisers’ allocation policy, the process for making an allocation determination includes an assessment as to whether a particular investment opportunity (including any follow-on investment in, or disposition from, an existing portfolio company held by us or another investment fund or account) is suitable for us or another investment fund or account including the Blue Owl Credit Clients. In making this assessment, the Blue Owl Credit Advisers may consider a variety of factors, including, without limitation: the investment objectives, guidelines and strategies applicable to the investment fund or account; the nature of the investment, including its risk-return profile and expected holding period; portfolio diversification and concentration concerns; the liquidity needs of the investment fund or account; the ability of the investment fund or account to accommodate structural, timing and other aspects of the investment process; the life cycle of the investment fund or account; legal, tax and regulatory requirements and restrictions, including, as applicable, compliance with the 1940 Act (including requirements and restrictions pertaining to co-investment opportunities discussed below); compliance with existing agreements of the investment fund or account; the available capital of the investment fund or account; diversification requirements for BDCs or RICs; the gross asset value and net asset value of the investment fund or account; the current and targeted leverage levels for the investment fund or account; and portfolio construction considerations. The relevance of each of these criteria will vary from investment opportunity to investment opportunity. In circumstances where the investment objectives of multiple investment funds or accounts regularly overlap, while the specific facts and circumstances of each allocation decision will be determinative, the Blue Owl Credit Advisers may afford prior decisions precedential value.
Pursuant to the Blue Owl Credit Advisers’ allocation policy, if, through the foregoing analysis, it is determined that an investment opportunity is appropriate for multiple investment funds or accounts, the Blue Owl Credit Advisers generally will determine the appropriate size of the opportunity for each such investment fund or account. If an investment opportunity falls within the mandate of two or more investment funds or accounts, and there are no restrictions on such funds or accounts investing with each other, then each investment fund or account will receive the amount of the investment that it is seeking, as determined based on the criteria set forth above.
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
Exemptive Relief
We rely on an order for exemptive relief (as amended, the "Order") that has been granted by the SEC to OCA and certain of its affiliates, including us, that permits us to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, when such private funds did not have an investment in such existing portfolio company.

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
Item 14. Principal Accountant Fees and Services.
KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025. KPMG LLP acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2024, 2023, 2022 and 2021. The Company knows of no direct financial or material indirect financial interest of KPMG LLP in the Company.
Fees
Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2024, and 2023:

	For the Fiscal Year Ended December 31, 2024	For the Fiscal Year Ended December 31, 2023
Audit Fees(1)	$457,000	$355,500
Audit-Related Fees(2)	—	—
Tax Fees(3)	105,862	83,250
All Other Fees(4)	—	—
Total Fees	$562,862	$438,750
________________
(1)"Audit Fees" are fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of interim financial statements or services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements, including comfort letters and consents.
(2)"Audit-Related Fees" are fees billed for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported under "Audit Fees."
(3)"Tax Fees" are fees billed for services rendered by KPMG for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, customs and duties and international tax planning
(4)"All Other Fees" are fees billed for services other than those stated above.

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
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Third Articles of Amendment and Restatement, dated June 24, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 26, 2024).
3.2	Third Amended and Restated Bylaws, dated November 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 9, 2023).
4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Company’s Prospectus, filed on December 20, 2024).
4.2*	Description of Registrant's Securities.
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

10.7	Expense Deferral Agreement, dated March 23, 2022, between the Company and ORTA II (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed on March 25, 2022).
10.8
Senior Secured Credit Agreement, dated as of May 2, 2022, between Owl Rock Technology Income Corp., the Lenders and Issuing Banks party thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 4, 2022).

10.9
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

10.10
Sale and Contribution Agreement between Owl Rock Technology Income Corp., as Seller, and Tech Income Funding I LLC, as Purchaser, dated as of May 6, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2022).

10.11
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

10.12
Amendment No. 1 to the Expense Deferral Agreement, dated May 9, 2023, between the Company and Owl Rock Technology Advisors II LLC (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed on March 6, 2024).

10.13
Credit and Security Agreement, dated as of May 31, 2023, among Tech Income Funding II LLC, as Borrower, Owl Rock Technology Income Corp., as Collateral Manager and Equityholder, Citibank, N.A., as Administrative Agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 5, 2023).

10.14
Sale and Contribution Agreement, dated as of May 31, 2023 between Owl Rock Technology Income Corp., as Seller, and Tech Income Funding II LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on June 5, 2023).

10.15
License Agreement, dated as of July 6, 2023, between Blue Owl Technology Income Corp. and Blue Owl Capital Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 6, 2023).

10.16
Master Note Purchase Agreement, dated July 6, 2023, between Blue Owl Technology Income Corp. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 7, 2023).

10.17
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

10.18
First Amendment to Senior Secured Credit Agreement, dated as of October 23, 2023, between Blue Owl Technology Income Corp., the Lenders and Issuing Banks party thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed on March 6, 2024) .

10.19
Master Note Purchase Agreement, dated December 6, 2023, between Blue Owl Technology Income Corp. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 12, 2023).

10.20	Amended and Restated Multi-Class Plan (incorporated by reference to Exhibit (k)(25) the Company’s Registration Statement on Form N-2, filed on December 15, 2023).

10.21
Note Purchase Agreement, dated December 20, 2023, between Blue Owl Technology Income Corp. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2023).

10.22
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

10.23
Sale and Contribution Agreement, dated as of January 9, 2024, between Blue Owl Technology Income Corp., as Seller and Tech Income Funding III LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 12, 2024).

10.24	Amended and Restated Distribution Reinvestment Plan, effective as of May 6, 2024 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on May 9, 2024).
10.25
Amendment to Credit and Security Agreement, dated April 8, 2024, among Tech Income Funding II LLC, as Borrower, Blue Owl Technology Income Corp., as Collateral Manager and Equityholder, Citibank, N.A., as Administrative Agent and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 9, 2024).

10.26
Indenture and Security Agreement, dated as of May 22, 2024 by and between Athena CLO III, LLC, as Issuer and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 24, 2024).

10.27
Loan Sale Agreement, dated as of May 22, 2024, between Blue Owl Technology Income Corp., as Seller and Athena CLO III, LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 24, 2024).

10.28
Loan Sale Agreement, dated as of May 22, 2024, between Tech Income Funding I LLC, as Seller and Athena CLO III, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 24, 2024).

10.29
Collateral Management Agreement, dated as of May 22, 2024, between Athena CLO III, LLC and Blue Owl Technology Credit Advisors II LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on May 24, 2024).

10.30
Second Amendment to Senior Secured Credit Agreement, dated as of June 24, 2024, between Blue Owl Technology Income Corp., the Lenders and Issuing Banks party thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 27, 2024).

10.31
Second Amendment to Credit and Security Agreement, dated October 10, 2024, among Tech Income Funding II LLC, as Borrower, Blue Owl Technology Income Corp., as Collateral Manager and Equityholder, Citibank, N.A., as Administrative Agent and the lenders from time to time parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 16, 2024).

10.32
Third Amendment to Senior Secured Credit Agreement, dated as of October 21, 2024, between Blue Owl Technology Income Corp., the Lenders and Issuing Banks party thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 24, 2024).

10.33
Amendment No. 2 to the Credit and Margining Agreement, dated as of October 24, 2024 by and among Tech Income Funding I LLC, as Borrower, the Lenders referred to therein, Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2024).

19.1*	Insider Trading Policy
21.1*	List of Subsidiaries
24	Power of Attorney (included on the signature page hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of the Independent Registered Public Accounting Firm on Supplemental Information
99.2*	Supplemental Financial Information of Blue Owl Credit SLF LLC (unaudited) as of and for the period from May 6, 2024 (Date of Inception) to December 31, 2024.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________
* Filed herewith.
** Furnished herewith.

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Technology Income Corp.

Date: March 5, 2025	By:	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Chief Operating Officer

Each person whose signature appears below constitutes and appoints Craig W. Packer and Bryan Cole, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2024, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 5, 2025.

/s/ Craig W. Packer	Chief Executive Officer and Director
Craig W. Packer

/s/ Edward D’Alelio	Director and Chairman of the Board of Directors
Edward D’Alelio

/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple

/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance Committee
Eric Kaye

/s/ Melissa Weiler	Director
Melissa Weiler

/s/ Victor Woolridge	Director
Victor Woolridge

/s/ Jonathan Lamm	Chief Operating Officer and Chief Financial Officer
Jonathan Lamm

/s/ Matthew Swatt	Chief Accounting Officer, Co-Treasurer and Co-Controller
Matthew Swatt

/s/ Shari Withem	Chief Accounting Officer, Co-Treasurer and Co-Controller
Shari Withem

/s/ Jennifer McMillon	Chief Accounting Officer, Co-Treasurer and Co-Controller
Jennifer McMillon