Form 10-Q
period 2025-03-31
Blue Owl Technology Income Corp.
filed 2025-05-08
CIK 1869453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

As of May 8, 2025, the registrant had 80,615,201, 1,674,867 and 237,631,793 shares of Class S, Class D and Class I common stock, $0.01, par value per share, outstanding, respectively.

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
•the impact of elevated inflation rates, fluctuating interest rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, uncertainties related to the new Presidential administration, including the impact of tariff enactment, tax reductions, trade disputes with other countries, and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Blue Owl Technology Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Investments at fair value
Non-controlled, non affiliated investments (amortized cost of $5,415,084 and $5,162,319, respectively)	$5,411,838	$5,178,632
Non-controlled, affiliated investments (amortized cost of $18,651 and $23,831, respectively)	19,227	24,212
Controlled, affiliated investments (amortized cost of $1,223 and $949, respectively)	1,184	954
Total investments at fair value (amortized cost of $5,434,958 and $5,187,099, respectively)	5,432,249	5,203,798
Cash	120,584	195,488
Foreign cash (cost of $3,475 and $3,613, respectively)	3,548	3,526
Interest receivable	38,818	40,767
Prepaid expenses and other assets	24,779	34,345
Total Assets	$5,619,978	$5,477,924
Liabilities
Debt (net of unamortized debt issuance costs of $31,582 and $30,367, respectively)	$2,103,664	$2,249,622
Distribution payable	29,157	29,717
Tender offer payable	98,537	96,172
Management fee payable	3,284	3,135
Incentive fee payable	10,521	11,785
Payable for investments purchased	104,386	54,508
Due to Adviser	2,263	204
Accrued expenses and other liabilities	22,296	24,701
Total Liabilities	2,374,108	2,469,844
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 77,746,234 and 69,897,488 issued and outstanding, respectively	777	699
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 1,651,661 and 1,498,231 issued and outstanding, respectively	17	15
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 234,553,372 and 217,328,509 shares issued and outstanding, respectively	2,346	2,173
Additional paid-in-capital	3,206,996	2,944,001
Accumulated undistributed (overdistributed) earnings	35,734	61,192
Total Net Assets	3,245,870	3,008,080
Total Liabilities and Net Assets	$5,619,978	$5,477,924
Net Asset Value Per Class S Share	$10.34	$10.42
Net Asset Value Per Class D Share	$10.34	$10.42
Net Asset Value Per Class I Share	$10.34	$10.42
_________________________________________________________________________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$127,363	$92,605
PIK interest income	6,220	5,316
PIK dividend income	4,283	3,855
Dividend income	857	2,475
Other income	2,318	1,675
Total investment income from non-controlled, non-affiliated investments	141,041	105,926
Investment income from non-controlled, affiliated investments:
Dividend income	518	10
Total investment income from non-controlled, affiliated investments	518	10
Investment income from controlled, affiliated investments:
Dividend income	27	—
Total investment income from controlled, affiliated investments	27	—
Total Investment Income	141,586	105,936
Operating Expenses
Offering costs	814	906
Interest expense	41,076	33,011
Management fees, net(1)	9,629	6,014
Capital gains incentive fees	(1,337)	1,042
Performance based incentive fees	10,521	7,651
Professional fees	2,063	1,647
Directors' fees	399	367
Shareholder servicing fees	1,668	990
Other general and administrative	1,778	1,794
Total Operating Expenses	66,611	53,422
Net Investment Income (Loss) Before Taxes	74,975	52,514
Income tax expense (benefit), including excise tax expense (benefit)	—	—
Net Investment Income (Loss) After Taxes	$74,975	$52,514

Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(24,866)	$9,489
Non-controlled, affiliated investments	195	139
Controlled, affiliated investments	(44)	—
Translation of assets and liabilities in foreign currencies	210	(1,299)
Total Net Change in Unrealized Gain (Loss)	(24,505)	8,329
Net realized gain (loss):
Non-controlled, non-affiliated investments	(2,435)	—
Non-controlled, affiliated investments	—	—
Foreign currency transactions	(31)	4
Total Net Realized Gain (Loss)	(2,466)	4
Total Net Realized and Change in Unrealized Gain (Loss)	(26,971)	8,333
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$48,004	$60,847

Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$10,496	$13,014
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock	$251	$401
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$37,257	$47,432

Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.14	$0.29
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	75,522,643	44,573,012
Earnings Per Share - Basic and Diluted of Class D Common Stock	$0.15	$0.30
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	1,620,453	1,319,609
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.16	$0.31
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	231,435,849	151,940,426
(1) Refer to Note 3 “Agreements and Related Party Transactions” for additional details on management fee waiver.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(2)(18)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value
Non-controlled/non-affiliated portfolio company investments
Debt Investments(6)
Aerospace & Defense
ManTech International Corporation(8)	First lien senior secured loan	S+	5.00%		9/2029	45,305	$45,305	$45,305
Peraton Corp.(7)(14)	First lien senior secured loan	S+	3.75%		2/2028	3,021	3,011	2,684
							48,316	47,989	1.5%
Application Software
AI Titan Parent, Inc. (dba Prometheus Group)(7)	First lien senior secured loan	S+	4.75%		8/2031	27,547	27,290	27,272
AlphaSense, Inc.(8)	First lien senior secured loan	S+	6.25%		6/2029	20,052	19,875	19,901
Anaplan, Inc.(8)	First lien senior secured loan	S+	5.00%		6/2029	92,524	92,501	92,524
Armstrong Bidco Limited(11)(19)	First lien senior secured GBP delayed draw term loan	SA+	5.25%		6/2029	£40,434	48,919	51,928
Artifact Bidco, Inc. (dba Avetta)(8)	First lien senior secured loan	S+	4.50%		7/2031	11,042	10,992	10,987
Avalara, Inc.(7)(14)	First lien senior secured loan	S+	3.25%		3/2032	62,500	62,188	62,206
Boxer Parent Company Inc. (f/k/a BMC)(8)(14)	First lien senior secured loan	S+	3.00%		7/2031	63,905	63,905	62,716
Central Parent Inc. (dba CDK Global Inc.)(8)(14)	First lien senior secured loan	S+	3.25%		7/2029	39,502	39,502	33,805
Coupa Holdings, LLC(8)	First lien senior secured loan	S+	5.25%		2/2030	779	779	779
Einstein Parent, Inc. (dba Smartsheet)(8)	First lien senior secured loan	S+	6.50%		1/2031	43,135	42,714	42,704
Fullsteam Operations, LLC(8)	First lien senior secured loan	S+	8.25%		11/2029	963	938	963
Fullsteam Operations, LLC(8)(16)	First lien senior secured delayed draw term loan	S+	7.00%		11/2029	260	255	260
Granicus, Inc.(8)	First lien senior secured loan	S+	3.50%	2.25%	1/2031	11,800	11,700	11,800
Granicus, Inc.(8)	First lien senior secured delayed draw term loan	S+	3.00%	2.25%	1/2031	1,748	1,733	1,735
IGT Holding IV AB (dba IFS)(7)(19)(23)	First lien senior secured loan	S+	3.50%		4/2032	12,500	12,469	12,469
JS Parent, Inc. (dba Jama Software)(8)	First lien senior secured loan	S+	5.00%		4/2031	13,608	13,547	13,608
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(7)(19)	First lien senior secured loan	S+	5.00%		7/2028	99,995	99,889	99,995
Ministry Brands Holdings, LLC(7)	First lien senior secured loan	S+	5.50%		12/2028	18,858	18,626	18,716
Perforce Software, Inc.(7)(14)	First lien senior secured loan	S+	4.75%		3/2031	4,963	4,940	4,634
Perforce Software, Inc.(7)(14)	First lien senior secured loan	S+	4.75%		6/2029	14,626	14,417	13,916

Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(2)(18)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value
Simpler Postage, Inc. (dba Easypost)(7)(16)	First lien senior secured loan	S+	8.00%		6/2029	20,988	20,074	20,030
XPLOR T1, LLC(8)	First lien senior secured loan	S+	3.50%		6/2031	39,800	39,800	39,800
Zendesk, Inc.(8)	First lien senior secured loan	S+	4.99%		11/2028	59,766	58,984	59,766
							706,037	702,514	21.6%
Banks
Finastra USA, Inc.(9)(16)(19)	First lien senior secured loan	S+	7.25%		9/2029	61,385	60,727	61,385
							60,727	61,385	1.9%
Beverages
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(7)	First lien senior secured loan	S+	6.25%		3/2027	36,016	35,728	35,476
							35,728	35,476	1.1%
Building Products
EET Buyer, Inc. (dba e-Emphasys)(8)	First lien senior secured loan	S+	4.75%		11/2027	6,333	6,264	6,333
							6,264	6,333	0.2%
Buildings & Real Estate
Associations, Inc.(8)(16)	First lien senior secured loan	S+	6.50%		7/2028	70,213	70,149	70,213
Associations Finance, Inc.(15)	Unsecured notes			14.25%	5/2030	27,618	27,448	27,618
							97,597	97,831	3.0%
Capital Markets
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(7)	First lien senior secured loan	S+	5.00%		6/2030	7,777	7,708	7,777
							7,708	7,777	0.2%
Commercial Services & Supplies
Access CIG, LLC(8)(14)	First lien senior secured loan	S+	4.25%		8/2028	14,787	14,787	14,773
Charter NEX US, Inc.(7)(14)	First lien senior secured loan	S+	3.00%		11/2030	5,155	5,155	5,146
Denali BuyerCo, LLC (dba Summit Companies)(8)(16)	First lien senior secured loan	S+	5.25%		9/2028	44,242	43,585	44,132
Pye-Barker Fire & Safety, LLC(8)(16)	First lien senior secured loan	S+	4.50%		5/2031	30,396	30,235	30,319
Pye-Barker Fire & Safety, LLC(8)(16)	First lien senior secured revolving loan	S+	4.50%		5/2030	536	517	525
SimpliSafe Holding Corporation(7)	First lien senior secured loan	S+	6.25%		5/2028	67,669	66,964	67,669
							161,243	162,564	5.0%
Construction & Engineering
Dodge Construction Network LLC(8)	First lien senior secured loan	S+	4.75%		2/2029	7,600	6,181	6,080
Dodge Construction Network LLC(8)	First lien senior secured loan	S+	6.25%		1/2029	5,481	5,379	5,371

Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(2)(18)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value
Engineered Machinery Holdings, Inc. (dba Duravant)(8)(14)	First lien senior secured loan	S+	3.75%		5/2028	16,753	16,680	16,743
							28,240	28,194	0.9%
Consumer Finance
Klarna Holding AB(8)(19)	Subordinated Floating Rate Notes	S+	7.00%		4/2034	32,666	32,666	32,666
							32,666	32,666	1.0%
Containers & Packaging
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(7)(14)	First lien senior secured loan	S+	3.25%		12/2030	7,444	7,444	7,329
Five Star Lower Holding LLC(8)(14)	First lien senior secured loan	S+	4.25%		5/2029	21,328	21,120	20,859
Pro Mach Group, Inc.(7)(14)	First lien senior secured loan	S+	2.75%		8/2028	4,975	4,975	4,959
Tricorbraun Holdings, Inc.(7)(14)	First lien senior secured loan	S+	3.25%		3/2028	16,106	16,049	15,947
							49,588	49,094	1.5%
Diversified Consumer Services
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(7)(14)	First lien senior secured loan	S+	3.00%		10/2029	20,128	20,128	20,074
Icefall Parent, Inc. (dba EngageSmart)(8)	First lien senior secured loan	S+	6.50%		1/2030	20,543	20,195	20,543
Learning Care Group (US) No. 2 Inc.(8)(14)	First lien senior secured loan	S+	4.00%		8/2028	7,388	7,388	7,321
Litera Bidco LLC(7)(16)	First lien senior secured loan	S+	5.00%		5/2028	50,686	50,479	50,559
Relativity ODA LLC(7)	First lien senior secured loan	S+	4.49%		5/2029	45,112	44,950	44,999
							143,140	143,496	4.4%
Diversified Financial Services
BCPE Pequod Buyer, Inc. (dba Envestnet)(8)(14)	First lien senior secured loan	S+	3.50%		11/2031	25,000	24,441	24,903
BTRS Holdings Inc. (dba Billtrust)(8)(16)	First lien senior secured loan	S+	5.50%		12/2028	45,595	45,426	45,470
Blackhawk Network Holdings, Inc.(7)(14)	First lien senior secured loan	S+	4.00%		3/2029	89,376	89,376	88,911
Computer Services, Inc. (dba CSI)(8)	First lien senior secured loan	S+	5.25%		11/2029	38,601	38,218	38,601
Computer Services, Inc. (dba CSI)(8)	First lien senior secured loan	S+	4.75%		11/2029	33,245	33,088	33,162
Deerfield Dakota Holdings(8)(14)	First lien senior secured loan	S+	3.75%		4/2027	10,052	9,950	9,517
Minotaur Acquisition, Inc. (dba Inspira Financial)(7)	First lien senior secured loan	S+	5.00%		6/2030	62,681	62,081	62,681
Pushpay USA Inc(8)(19)	First lien senior secured loan	S+	4.00%		8/2031	4,988	4,988	4,988
Smarsh Inc.(8)	First lien senior secured loan	S+	4.75%		2/2029	33,083	32,872	33,083

Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(2)(18)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value
Smarsh Inc.(7)(16)	First lien senior secured revolving loan	S+	4.75%		2/2029	439	427	439
							340,867	341,755	10.5%
Diversified Telecommunication Services
Level 3 Financing, Inc.(7)(14)(19)	First lien senior secured loan	S+	4.25%		3/2032	20,000	19,700	19,732
							19,700	19,732	0.6%
Entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(8)(19)	First lien senior secured loan	S+	5.25%		7/2031	70,064	69,227	70,064
							69,227	70,064	2.2%
Equity Real Estate Investment Trusts (REITs)
Storable, Inc.(7)(14)	First lien senior secured loan	S+	3.25%		4/2031	49,616	49,557	49,289
							49,557	49,289	1.5%
Food & Staples Retailing
Fiesta Purchaser, Inc. (dba Shearer's Foods)(7)(14)	First lien senior secured loan	S+	3.25%		2/2031	9,925	9,925	9,845
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(8)	First lien senior secured loan	S+	5.00%		12/2028	145,387	145,387	145,387
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(7)(16)	First lien senior secured revolving loan	S+	5.00%		12/2027	1,225	1,225	1,225
							156,537	156,457	4.8%
Food Products
Vital Bidco AB (dba Vitamin Well)(8)(19)	First lien senior secured loan	S+	4.50%		10/2031	19,089	18,792	19,089
Vital Bidco AB (dba Vitamin Well)(7)(16)(19)	First lien senior secured revolving loan	S+	4.50%		10/2030	1,090	1,036	1,090
							19,828	20,179	0.6%
Health Care Equipment & Supplies
Cambrex Corporation(7)	First lien senior secured loan	S+	4.75%		3/2032	13,673	13,538	13,537
Confluent Medical Technologies, Inc.(8)	First lien senior secured loan	S+	3.25%		2/2029	14,811	14,811	14,774
Packaging Coordinators Midco, Inc.(8)	First lien senior secured loan	S+	4.75%		1/2032	76,906	75,869	75,848
PerkinElmer U.S. LLC(7)	First lien senior secured loan	S+	5.00%		3/2029	58,116	57,998	57,680
Resonetics, LLC(8)(14)	First lien senior secured loan	S+	3.25%		6/2031	9,950	9,950	9,883
							172,166	171,722	5.3%
Health Care Providers & Services
Azalea TopCo, Inc. (dba Press Ganey)(7)(14)	First lien senior secured loan	S+	3.25%		4/2031	4,975	4,975	4,945
Covetrus, Inc.(8)	Second lien senior secured loan	S+	9.25%		10/2030	25,000	24,593	24,313
Engage Debtco Limited(8)(19)	First lien senior secured loan	S+	3.18%	2.50%	7/2029	13,013	12,803	12,688

Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(2)(18)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value
EresearchTechnology, Inc. (dba Clario)(7)(16)	First lien senior secured loan	S+	4.75%		1/2032	50,699	50,160	50,147
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(8)	First lien senior secured loan	S+	4.75%		12/2029	45,580	44,875	45,580
MED ParentCo, LP(7)(14)	First lien senior secured loan	S+	3.50%		4/2031	14,925	14,925	14,892
OneOncology, LLC(8)	First lien senior secured loan	S+	4.75%		6/2030	20,817	20,764	20,712
OneOncology, LLC(8)(16)	First lien senior secured delayed draw term loan	S+	5.00%		6/2030	19,597	19,451	19,597
PetVet Care Centers, LLC(7)	First lien senior secured loan	S+	6.00%		11/2030	38,760	38,428	36,628
Phantom Purchaser, Inc.(8)	First lien senior secured loan	S+	5.00%		9/2031	8,887	8,803	8,865
Plasma Buyer LLC (dba PathGroup)(8)	First lien senior secured loan	S+	5.75%		5/2029	16,591	16,370	16,301
Plasma Buyer LLC (dba PathGroup)(8)	First lien senior secured delayed draw term loan	S+	6.25%		5/2029	627	618	616
Plasma Buyer LLC (dba PathGroup)(8)(16)	First lien senior secured revolving loan	S+	5.75%		5/2028	1,563	1,543	1,530
Puma Buyer, LLC (dba PANTHERx)(8)	First lien senior secured loan	S+	4.50%		3/2032	20,667	20,512	20,512
TC Holdings, LLC (dba TrialCard)(8)	First lien senior secured loan	S+	5.00%		4/2027	8,683	8,643	8,683
							287,463	286,009	8.8%
Health Care Technology
Athenahealth Group Inc.(7)(14)	First lien senior secured loan	S+	3.00%		2/2029	20,514	20,514	20,225
Color Intermediate, LLC (dba ClaimsXten)(8)	First lien senior secured loan	S+	4.75%		10/2029	38,738	38,738	38,738
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(7)	First lien senior secured loan	S+	5.00%		8/2031	84,596	84,141	84,596
Ensemble RCM, LLC(8)(14)	First lien senior secured loan	S+	3.00%		8/2029	12,387	12,314	12,366
GI Ranger Intermediate, LLC (dba Rectangle Health)(7)	First lien senior secured loan	S+	5.75%		10/2028	4,174	4,123	4,090
Greenway Health, LLC(8)	First lien senior secured loan	S+	6.75%		4/2029	4,653	4,542	4,595
Hyland Software, Inc.(7)	First lien senior secured loan	S+	5.00%		9/2030	39,984	39,984	39,984
Imprivata, Inc.(8)(14)	First lien senior secured loan	S+	3.50%		12/2027	20,462	20,462	20,433
Indikami Bidco, LLC (dba IntegriChain)(7)	First lien senior secured loan	S+	4.00%	2.50%	12/2030	32,886	32,256	32,557
Indikami Bidco, LLC (dba IntegriChain)(7)(16)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030	513	475	507
Indikami Bidco, LLC (dba IntegriChain)(7)(16)	First lien senior secured revolving loan	S+	6.00%		6/2030	1,794	1,736	1,762
Inovalon Holdings, Inc.(8)	First lien senior secured loan	S+	5.75%		11/2028	14,776	14,573	14,776

Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(2)(18)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value
Inovalon Holdings, Inc.(8)	Second lien senior secured loan	S+		10.76%	11/2033	55,986	55,486	55,986
Interoperability Bidco, Inc. (dba Lyniate)(8)(16)	First lien senior secured loan	S+	5.75%		3/2028	28,122	28,045	27,539
Neptune Holdings, Inc. (dba NexTech)(8)	First lien senior secured loan	S+	4.50%		8/2030	30,496	30,350	30,496
PointClickCare Technologies, Inc.(8)(14)(19)	First lien senior secured loan	S+	3.25%		11/2031	29,925	29,850	29,832
Project Ruby Ultimate Parent Corp. (dba Wellsky)(7)(14)	First lien senior secured loan	S+	3.00%		3/2028	24,813	24,813	24,714
Raven Acquisition Holdings, LLC (dba R1 RCM)(7)(14)	First lien senior secured loan	S+	3.25%		11/2031	23,333	23,217	23,032
RL Datix Holdings (USA), Inc.(9)	First lien senior secured loan	S+	5.25%		4/2031	29,817	29,548	29,593
RL Datix Holdings (USA), Inc.(11)	First lien senior secured GBP term loan	SA+	5.25%		4/2031	£13,807	17,091	17,689
Salinger Bidco Inc. (dba Surgical Information Systems)(8)	First lien senior secured loan	S+	5.75%		8/2031	79,922	78,800	79,922
Zelis Cost Management Buyer, Inc.(7)(14)	First lien senior secured loan	S+	2.75%		9/2029	9,900	9,859	9,829
Zelis Cost Management Buyer, Inc.(7)(14)	First lien senior secured loan	S+	3.25%		11/2031	19,950	19,850	19,882
							620,767	623,143	19.2%
Hotels, Restaurants & Leisure
CE Intermediate I, LLC (dba Clubessential)(7)(23)	First lien senior secured loan	S+	3.00%		2/2032	10,000	10,000	10,000
Troon Golf, L.L.C.(8)(16)	First lien senior secured loan	S+	4.50%		8/2028	21,720	21,706	21,720
							31,706	31,720	1.0%
Industrial Conglomerates
Aptean Acquiror, Inc. (dba Aptean)(8)(16)	First lien senior secured loan	S+	5.25%		1/2031	35,943	35,627	35,943
							35,627	35,943	1.1%
Insurance
Acrisure, LLC(14)(15)(19)	Unsecured notes		8.50%		6/2029	3,000	3,000	3,121
Acrisure, LLC(7)(14)(19)	First lien senior secured loan	S+	3.00%		11/2030	10,485	10,485	10,401
AmeriLife Holdings LLC(9)(16)	First lien senior secured loan	S+	5.00%		8/2029	39,765	39,319	39,561
Ardonagh Midco 3 PLC(9)(14)(19)	First lien senior secured loan	S+	2.75%		2/2031	15,000	15,000	14,795
AssuredPartners, Inc.(7)(14)	First lien senior secured loan	S+	3.50%		2/2031	9,900	9,889	9,906
Asurion, LLC(7)(14)	First lien senior secured loan	S+	4.25%		8/2028	2,962	2,945	2,932
Asurion, LLC(7)(14)	First lien senior secured loan	S+	3.25%		12/2026	11,541	11,207	11,517
Asurion, LLC(7)(14)	Second lien senior secured loan	S+	5.25%		1/2029	29,332	27,978	27,100

Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(2)(18)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value
Diamond Insure Bidco (dba Acturis)(13)(19)	First lien senior secured EUR term loan	E+	4.25%		7/2031	€625	658	666
Diamond Insure Bidco (dba Acturis)(11)(19)	First lien senior secured GBP term loan	SA+	4.50%		7/2031	£2,042	2,534	2,603
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(8)	First lien senior secured loan	S+	7.50%		3/2029	1,064	1,044	1,056
Galway Borrower LLC(8)(16)	First lien senior secured delayed draw term loan	S+	4.50%		9/2028	607	600	607
Hyperion Refinance S.à r.l (dba Howden Group)(7)(14)(19)	First lien senior secured loan	S+	3.00%		2/2031	29,701	29,701	29,457
Integrated Specialty Coverages, LLC(8)	First lien senior secured loan	S+	4.75%		7/2030	78,605	78,340	78,605
Integrity Marketing Acquisition, LLC(8)	First lien senior secured loan	S+	5.00%		8/2028	62,116	61,834	62,116
Mitchell International, Inc.(7)(14)	First lien senior secured loan	S+	3.25%		6/2031	22,587	22,484	22,295
Mitchell International, Inc.(7)(14)	Second lien senior secured loan	S+	5.25%		6/2032	7,300	7,266	7,092
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(7)	First lien senior secured loan	S+	5.50%		11/2028	24,263	24,264	24,263
Simplicity Financial Marketing Group Holdings, Inc.(8)	First lien senior secured loan	S+	5.00%		12/2031	21,429	21,220	21,214
Simplicity Financial Marketing Group Holdings, Inc.(9)(16)	First lien senior secured delayed draw term loan	S+	5.00%		12/2031	914	882	881
Truist Insurance Holdings, LLC(8)(16)	First lien senior secured revolving loan	S+	3.00%		5/2029	269	269	269
							370,919	370,457	11.4%
Internet & Direct Marketing Retail
Aurelia Netherlands B.V.(12)(19)	First lien senior secured EUR term loan	E+	5.50%		5/2031	€25,282	26,526	27,310
							26,526	27,310	0.8%
IT Services
Kaseya Inc.(7)	First lien senior secured loan	S+	3.25%		3/2032	50,000	49,751	49,750
Kaseya Inc.(7)	Second lien senior secured loan	S+	5.00%		3/2033	12,500	12,438	12,438
Marcel Bidco LLC (dba SUSE)(7)(19)(23)	First lien senior secured loan	S+	3.50%		11/2030	17,661	17,661	17,706
Renaissance Learning, Inc.(7)(14)	First lien senior secured loan	S+	4.00%		4/2030	902	902	884
Saphilux S.a.r.L. (dba IQ-EQ)(9)(14)(19)	First lien senior secured loan	S+	3.50%		7/2028	24,317	24,317	24,317
Severin Acquisition, LLC (dba PowerSchool)(7)	First lien senior secured loan	S+	2.75%	2.25%	10/2031	65,278	64,665	64,462
Severin Acquisition, LLC (dba PowerSchool)(7)(16)	First lien senior secured delayed draw term loan	S+	5.00%		10/2031	920	852	813
Severin Acquisition, LLC (dba PowerSchool)(8)(16)	First lien senior secured revolving loan	S+	4.75%		10/2031	1,226	1,150	1,124

Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(2)(18)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value
Spaceship Purchaser, Inc. (dba Squarespace)(8)	First lien senior secured loan	S+	5.00%		10/2031	67,836	67,513	67,836
							239,249	239,330	7.4%
Life Sciences Tools & Services
Bamboo US BidCo LLC(8)	First lien senior secured loan	S+	5.25%		9/2030	23,196	23,178	23,196
Bamboo US BidCo LLC(12)	First lien senior secured EUR term loan	E+	5.25%		9/2030	€12,524	13,175	13,528
Bracket Intermediate Holding Corp.(8)(14)	First lien senior secured loan	S+	4.25%		5/2028	19,651	19,651	19,700
Creek Parent, Inc. (dba Catalent)(7)	First lien senior secured loan	S+	5.25%		12/2031	51,374	50,501	51,117
							106,505	107,541	3.3%
Machinery
Faraday Buyer, LLC (dba MacLean Power Systems)(8)	First lien senior secured loan	S+	6.00%		10/2028	17,833	17,560	17,654
FR Flow Control CB LLC (dba Trillium Flow Technologies)(8)(19)	First lien senior secured loan	S+	5.25%		12/2029	18,288	18,157	18,150
							35,717	35,804	1.1%
Media
Monotype Imaging Holdings Inc.(7)(16)	First lien senior secured loan	S+	5.50%		2/2031	34,550	34,311	34,550
							34,311	34,550	1.1%
Multiline Retail
PDI TA Holdings, Inc.(8)(16)	First lien senior secured loan	S+	5.50%		2/2031	15,011	14,806	14,850
							14,806	14,850	0.5%
Pharmaceuticals
Pacific BidCo Inc.(9)(19)	First lien senior secured loan	S+		6.00%	8/2029	9,049	8,898	8,868
Pacific BidCo Inc.(9)(19)	First lien senior secured delayed draw term loan	S+	5.75%		8/2029	954	937	935
							9,835	9,803	0.3%
Professional Services
AQ Carver Buyer, Inc. (dba CoAdvantage)(9)(14)	First lien senior secured loan	S+	5.50%		8/2029	9,850	9,696	9,740
Certinia Inc.(8)	First lien senior secured loan	S+	5.25%		8/2030	58,824	58,048	58,824
CloudPay, Inc.(8)(19)	First lien senior secured loan	S+	7.50%		7/2029	7,636	7,572	7,560
EP Purchaser, LLC (dba Entertainment Partners)(8)(14)	First lien senior secured loan	S+	4.50%		11/2028	4,900	4,759	4,904
Gerson Lehrman Group, Inc.(8)	First lien senior secured loan	S+	5.00%		12/2027	47,238	46,931	47,238
iSolved, Inc.(7)(14)	First lien senior secured loan	S+	3.25%		10/2030	9,925	9,925	9,922
Motus Group, LLC(8)(14)	First lien senior secured loan	S+	3.75%		12/2028	12,372	12,372	12,296

Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(2)(18)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value
OneDigital Borrower LLC(7)(14)	First lien senior secured loan	S+	3.00%		7/2031	6,253	6,253	6,206
OneDigital Borrower LLC(7)(14)	Second lien senior secured loan	S+	5.25%		7/2032	3,700	3,683	3,691
Project Boost Purchaser, LLC (dba J.D. Power)(8)(14)	First lien senior secured loan	S+	3.00%		7/2031	11,222	11,222	11,150
Project Boost Purchaser, LLC (dba J.D. Power)(8)(14)	Second lien senior secured loan	S+	5.25%		7/2032	3,750	3,732	3,746
Proofpoint, Inc.(7)(14)	First lien senior secured loan	S+	3.00%		8/2028	29,599	29,564	29,478
Sensor Technology Topco, Inc. (dba Humanetics)(8)(16)	First lien senior secured loan	S+	7.00%		5/2028	24,156	24,084	24,156
Sensor Technology Topco, Inc. (dba Humanetics)(7)(16)	First lien senior secured revolving loan	S+	6.50%		5/2028	1,010	1,004	1,010
Sensor Technology Topco, Inc. (dba Humanetics)(12)(16)	First lien senior secured EUR term loan	E+	7.25%		5/2028	€4,368	4,731	4,719
Sovos Compliance, LLC(7)(14)	First lien senior secured loan	S+	4.00%		8/2029	23,308	23,308	23,185
TK Operations Ltd (dba Travelperk, Inc.)(15)(19)	First lien senior secured loan			11.50%	5/2029	14,627	13,561	13,749
UKG Inc. (dba Ultimate Software)(8)(14)	First lien senior secured loan	S+	3.00%		2/2031	19,876	19,876	19,824
Vensure Employer Services, Inc.(8)	First lien senior secured loan	S+	5.00%		9/2031	33,306	32,992	32,973
							323,313	324,371	10.0%
Real Estate Management & Development
Entrata, Inc.(7)	First lien senior secured loan	S+	5.75%		7/2030	34,056	33,639	34,056
RealPage, Inc.(8)(14)	First lien senior secured loan	S+	3.00%		4/2028	20,114	19,831	19,824
RealPage, Inc.(8)(14)	First lien senior secured loan	S+	3.75%		4/2028	16,750	16,666	16,732
							70,136	70,612	2.2%
Systems Software
Activate Holdings (US) Corp. (dba Absolute Software)(8)(19)	First lien senior secured loan	S+	5.50%		7/2030	48,704	48,527	48,704
Appfire Technologies, LLC(8)	First lien senior secured loan	S+	5.00%		3/2028	13,955	13,923	13,955
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(7)	First lien senior secured loan	S+	6.50%		3/2031	25,651	25,305	25,458
Barracuda Networks, Inc.(8)(14)	First lien senior secured loan	S+	4.50%		8/2029	30,910	30,277	26,660
Barracuda Networks, Inc.(8)	Second lien senior secured loan	S+	7.00%		8/2030	55,875	54,587	42,325
Barracuda Parent, LLC(8)	First lien senior secured loan	S+	6.50%		8/2029	20,442	19,834	19,369
Bayshore Intermediate #2, L.P. (dba Boomi)(8)	First lien senior secured loan	S+	2.88%	3.38%	10/2028	48,025	48,017	48,025
Cloud Software Group, Inc.(8)(14)	First lien senior secured loan	S+	3.75%		3/2031	27,536	27,536	27,241

Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(2)(18)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value
Cloud Software Group, Inc.(8)(14)	First lien senior secured loan	S+	3.50%		3/2029	22,063	22,063	21,838
Clover Holdings 2, LLC (dba Cohesity)(8)(14)	First lien senior secured loan	S+	4.00%		12/2031	12,321	12,198	12,167
Crewline Buyer, Inc. (dba New Relic)(7)	First lien senior secured loan	S+	6.75%		11/2030	94,034	92,821	93,094
Databricks, Inc.(7)	First lien senior secured loan	S+	4.50%		1/2031	48,571	48,329	48,329
Delta TopCo, Inc. (dba Infoblox, Inc.)(8)(14)	First lien senior secured loan	S+	2.75%		12/2029	17,115	17,115	16,907
Forescout Technologies, Inc.(8)	First lien senior secured loan	S+	5.00%		5/2031	1,228	1,223	1,222
Oranje Holdco, Inc. (dba KnowBe4)(8)	First lien senior secured loan	S+	7.75%		2/2029	4,273	4,227	4,273
Oranje Holdco, Inc. (dba KnowBe4)(8)	First lien senior secured loan	S+	7.25%		2/2029	25,275	25,062	25,085
Ping Identity Holding Corp.(8)	First lien senior secured loan	S+	4.75%		10/2029	43,677	43,598	43,677
Project Alpha Intermediate Holding, Inc. (dba Qlik)(8)(14)	First lien senior secured loan	S+	3.25%		10/2030	29,701	29,630	29,615
Rubrik, Inc.(8)(16)	First lien senior secured loan	S+	7.00%		8/2028	52,965	52,447	52,965
Securonix, Inc.(8)	First lien senior secured loan	S+	4.00%	3.75%	4/2028	19,964	19,849	17,318
Securonix, Inc.(8)(16)	First lien senior secured revolving loan	S+	7.00%		4/2028	80	62	(391)
Sitecore Holding III A/S(8)	First lien senior secured loan	S+	3.50%	4.25%	3/2029	4,886	4,859	4,886
Sitecore Holding III A/S(12)	First lien senior secured EUR term loan	E+	3.50%	4.25%	3/2029	€28,414	29,805	30,693
Sitecore USA, Inc.(8)	First lien senior secured loan	S+	3.50%	4.25%	3/2029	29,455	29,293	29,455
Talon MidCo 2 Limited(7)(19)	First lien senior secured loan	S+	5.20%		8/2028	33,025	32,618	33,025
Tricentis Operations Holdings, Inc.(8)	First lien senior secured loan	S+	1.38%	4.88%	2/2032	59,970	59,379	59,370
							792,584	775,265	23.9%
Water Utilities
Vessco Midco Holdings, LLC(7)(16)	First lien senior secured loan	S+	4.75%		7/2031	10,166	10,061	10,115
							10,061	10,115	0.3%
Total non-controlled/non-affiliated debt investments							5,214,661	5,201,340	160.2%
Total non-controlled/non-affiliated misc. debt commitments(16)(27)(Note 7)							(3,345)	(1,928)	(0.1)%
Total non-controlled/non-affiliated portfolio company debt investments							$5,211,316	$5,199,412	160.2%
Equity Investments
Application Software
AlphaSense, LLC(17)(21)	Series E Preferred Shares	N/A			N/A	96,072	4,342	4,540
Project Alpine Co-Invest Fund, LP(17)(19)(21)	LP Interest	N/A			N/A	$6,667	6,671	8,755

Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(2)(18)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value
Simpler Postage, Inc. (dba Easypost)(17)(21)	Warrants	N/A			N/A	68,396	861	817
Zoro TopCo, Inc.(8)(21)	Series A Preferred Equity	S+		9.50%	N/A	8,057	10,573	10,817
Zoro TopCo, L.P.(17)(21)	Class A Common Units	N/A			N/A	671,414	6,714	7,536
							29,161	32,465	1.0%
Health Care Providers & Services
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(17)(21)	Class A Interest	N/A			N/A	317	3,171	3,868
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(15)(21)	Series A Preferred Stock	N/A		15.00%	N/A	4,419	5,240	4,872
							8,411	8,740	0.3%
Health Care Technology
Minerva Holdco, Inc.(15)(21)	Senior A Preferred Stock	N/A		10.75%	N/A	40,000	55,438	54,167
Orange Blossom Parent, Inc.(17)(21)	Common Units	N/A			N/A	16,667	1,667	1,664
							57,105	55,831	1.7%
Insurance
Accelerate Topco Holdings, LLC(17)(21)	Common Units	N/A			N/A	12,822	354	612
Hockey Parent Holdings, L.P.(17)(21)	Class A Common Units	N/A			N/A	7,500	7,500	8,380
							7,854	8,992	0.3%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(9)(21)	Perpetual Preferred Stock	S+		11.00%	N/A	31,500	43,212	43,683
							43,212	43,683	1.3%
Pharmaceuticals
XOMA Corporation(17)(21)	Warrants	N/A			N/A	4,200	29	30
							29	30	—%
Professional Services
CloudPay, Inc.(15)(19)(21)	Series E Preferred Stock	N/A		13.50%	N/A	30,846	7,253	7,253
TravelPerk, Inc.(17)(19)(21)	Warrants	N/A			N/A	76,878	985	1,598
Vestwell Holdings, Inc.(17)(21)	Series D Preferred Stock	N/A			N/A	152,175	3,020	3,000
							11,258	11,851	0.4%
Systems Software
Chrome Investors LP(16)(17)(19)(21)	LP Interest	N/A			N/A	$8,754	8,757	8,754
Elliott Alto Co-Investor Aggregator L.P.(17)(19)(21)	LP Interest	N/A			N/A	$7,836	7,887	12,903
Halo Parent Newco, LLC(15)(21)	Class H PIK Preferred Equity	N/A		11.00%	N/A	10,000	13,410	9,889

Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(2)(18)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value
Project Hotel California Co-Invest Fund, L.P.(14)(17)(19)(21)	LP Interest	N/A			N/A	$6,712	6,682	9,288
Securiti, Inc.(17)(21)	Series C Preferred Shares	N/A			N/A	1,262,785	10,002	10,000
							46,738	50,834	1.6%
Total non-controlled/non-affiliated portfolio company equity investments							$203,768	$212,426	6.5%
Total non-controlled/non-affiliated portfolio company investments							$5,415,084	$5,411,838	166.7%
Non-controlled/affiliated portfolio company equity investments
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(19)(20)(21)	Preferred equity	N/A			N/A	3,053	3,084	3,048
LSI Financing LLC(16)(19)(20)(21)(25)(26)	Common Equity	N/A			N/A	15,567	15,567	16,179
							18,651	19,227	0.6%
Total non-controlled/affiliated portfolio company equity investments							$18,651	$19,227	0.6%
Controlled/affiliated portfolio company investments
Equity Investments
Joint Ventures
Blue Owl Credit SLF LLC(19)(21)(24)(25)(26)	LLC Interest	N/A			N/A	12,210	1,223	1,184
							$1,223	$1,184	—%
Total controlled/affiliated portfolio company equity investments							$1,223	$1,184	—%
Total Investments							$5,434,958	$5,432,249	167.4%
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
(4)As of March 31, 2025, the net estimated unrealized gain for U.S. federal income tax purposes was $37.8 million based on a tax cost basis of $5.4 billion. As of March 31, 2025, there were $1.9 million of estimated aggregate gross unrealized losses for U.S federal income tax purposes and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $39.7 million.
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
(7)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2025 was 4.32%.
(8)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2025 was 4.29%.
(9)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2025 was 4.19%.
(10)The interest rate on these loans is subject to 12 month SOFR, which as of March 31, 2025 was 4.01%.
(11)The interest rate on these loans is subject to SONIA, which as of March 31, 2025 was 4.46%.
(12)The interest rate on these loans is subject to 3 month EURIBOR, which as of March 31, 2025 was 2.34%.
(13)The interest rate on these loans is subject to 6 month EURIBOR, which as of March 31, 2025 was 2.34%.
(14)Level 2 investment.
(15)Contains a fixed rate structure.
(16)Position or portion thereof is a partially unfunded debt or equity commitment. See Note 7 “Commitments and Contingencies.

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(27)
Non-controlled/non-affiliated - delayed draw debt commitments

Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(27)
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$22,237	$—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	—	5,509	(28)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	4,064	(30)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	12/2025	—	4,010	(30)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	6/2026	2,198	2,339	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	2/2027	—	3,861	(10)
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	1/2026	691	899	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	7/2025	—	8,524	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	2/2027	—	7,577	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	12/2025	—	4,215	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	6/2026	—	2,688	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	2,703	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	1,274	3,856	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	11/2026	—	5,486	—
Cambrex Corporation	First lien senior secured delayed draw term loan	3/2027	—	2,041	(10)
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	2/2026	—	22,991	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	8/2025	—	70	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	9/2025	—	3,806	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	6/2026	—	2,239	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2026	—	2,912	—
Databricks, Inc.	First lien senior secured delayed draw term loan	7/2026	—	10,929	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	1/2027	2,954	10,763	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	4/2026	—	2,557	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured delayed draw term loan	3/2026	—	8,339	(42)
EresearchTechnology, Inc. (dba Clario)	First lien senior secured delayed draw term loan	1/2027	474	9,003	—
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11/2025	—	1,896	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	3,667	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	8/2025	198	172	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	2/2026	62	30	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	351	5,865	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	513	3,972	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	9,420	—
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	2/2027	—	5,190	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	10,366	907	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	4,709	(12)
ManTech International Corporation	First lien senior secured delayed draw term loan	6/2025	—	6,698	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	5/2026	—	9,006	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	660	2,183	—
OneOncology, LLC	First lien senior secured delayed draw term loan	10/2026	8,946	5,321	—
OneOncology, LLC	First lien senior secured delayed draw term loan	3/2027	—	21,518	(54)
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	4/2026	—	40,847	(306)

Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(27)
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	2/2026	—	1,350	(7)
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	5,120	(230)
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5/2026	8,179	12,117	—
Raven Acquisition Holdings, LLC (dba R1 RCM)	First lien senior secured delayed draw term loan	10/2026	—	1,667	(13)
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	6,725	—
Rubrik, Inc.	First lien senior secured delayed draw term loan	6/2028	6,194	343	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	7,734	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	9/2025	207	276	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	9/2025	45	61	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	920	12,700	—
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	6/2026	1,412	17,012	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	914	4,800	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	—	6,211	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2026	—	4,038	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	9,691	—
Tricentis Operations Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	11,994	(60)
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	1,558	1,562	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	820	2,295	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	9/2026	—	6,565	(33)
Zendesk, Inc.	First lien senior secured delayed draw term loan	11/2025	—	14,633	—
Non-controlled/non-affiliated - revolving debt commitments
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	3,011	—
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	9,220	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	3,443	(34)
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	—	4,203	(21)
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	6,481	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	—	3,399	—
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2028	—	1,633	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	1,930	(10)
Associations, Inc.	First lien senior secured revolving loan	7/2028	3,045	1,070	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	2,850	(21)
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	4,103	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	—	4,104	—
BCPE Pequod Buyer, Inc. (dba Envestnet)	First lien senior secured revolving loan	11/2029	—	3,616	(54)
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	12/2028	4,405	4,405	—
Cambrex Corporation	First lien senior secured revolving loan	3/2032	—	1,786	(18)
Certinia Inc.	First lien senior secured revolving loan	8/2030	—	5,882	—
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	54	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	7,376	(37)
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	1,119	—

Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(27)
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	9,434	(94)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	7,280	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3/2029	—	91	(1)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	430	—
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	4,462	(45)
Entrata, Inc.	First lien senior secured revolving loan	7/2028	—	3,941	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured revolving loan	10/2031	—	4,738	(47)
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	—	2,215	(6)
Finastra USA, Inc.	First lien senior secured revolving loan	9/2029	1,576	4,691	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2030	—	176	(1)
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	—	3,000	(23)
Fullsteam Operations, LLC	First lien senior secured revolving loan	11/2029	—	37	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	256	527	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2027	—	2,391	—
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	1,645	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	1,919	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	1,957	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	1,794	1,410	—
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	7/2029	—	5,934	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	3,152	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	287	1,017	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2027	1,225	7,835	—
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	1,324	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	6,251	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	2,680	(7)
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	5,806	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	5,590	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	1,695	(13)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	5,540	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	4,268	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	4,118	—
OneOncology, LLC	First lien senior secured revolving loan	6/2029	—	7,640	(38)
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	2/2029	—	534	—
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	1/2032	—	7,747	(107)
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	179	1,165	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	5,373	(295)
Phantom Purchaser, Inc.	First lien senior secured revolving loan	9/2031	—	1,140	(3)
Ping Identity Holding Corp.	First lien senior secured revolving loan	10/2028	—	4,390	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	5/2028	1,563	319	—
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	3,333	(25)

Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(27)
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	5/2030	536	3,750	—
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	3,854	(10)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	5,888	(44)
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	8/2028	—	10,896	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	7,734	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	80	3,479	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	1,010	1,067	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	1,226	6,947	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	2,857	(29)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	439	2,856	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	8,076	—
Talon MidCo 2 Limited	First lien senior secured revolving loan	8/2028	—	2,738	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	4/2027	—	1,071	—
Tricentis Operations Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	7,496	(75)
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	1,562	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	5/2029	269	1,837	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	1,038	(5)
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	1,090	3,378	—
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	6,026	—
Non-controlled/non-affiliated - equity commitments
Chrome Investors LP	LP Interest	N/A	8,754	2,189	—
Non-controlled/affiliated - equity commitments
LSI Financing LLC	Common Equity	N/A	15,567	350	—
Total Portfolio Company Commitments			$92,237	$693,882	$(1,928)

(17)Investment is non-income producing.
(18)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Company's Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”) and credit facilities to which certain of our subsidiaries are parties (the “SPV Asset Facilities” and the “CLOs”). See Note 5 “Debt”.
(19)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2025, non-qualifying assets represented 13.2% of total assets as calculated in accordance with the regulatory requirements.
(20)Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities ("non-controlled affiliate"). Transactions during the period ended March 31, 2025 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair value at December 31, 2024	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Fair value at March 31, 2025	Interest Income	Dividend Income	Other Income
Non-controlled Affiliates
LSI Financing 1 DAC	$3,102	$—	$—	$(54)	$3,048	$—	$—	$—
LSI Financing LLC	21,110	378	(5,558)	249	16,179	—	518
Total Non-controlled Affiliates	$24,212	$378	$(5,558)	$195	$19,227	$—	$518	$—
(a)Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, and the amortization of any unearned income or discounts on equity investments, as applicable.

Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)
(b)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any premiums on equity investments, as applicable.
(21)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2025, the aggregate fair value of these securities is $232.8 million or 7.2% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 09, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	May 04, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 23, 2022
Minerva Holdco, Inc.	Senior A Preferred Stock	May 02, 2022
Project Alpine Co-Invest Fund, LP	LP Interest	June 10, 2022
Securiti, Inc.	Series C Preferred Shares	July 28, 2022
Accelerate Topco Holdings, LLC	Common Units	September 01, 2022
Orange Blossom Parent, Inc.	Common Units	July 29, 2022
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
LSI Financing 1 DAC*	Preferred Equity	December 14, 2022
Hockey Parent Holdings, L.P.	Class A Common Units	September 14, 2023
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	December 12, 2023
Xoma Corporation	Warrants	December 15, 2023
Vestwell Holdings, Inc.	Series D Preferred Stock	December 20, 2023
TravelPerk, Inc.	Warrants	May 02, 2024
Simpler Postage, Inc. (dba Easypost)	Warrants	June 11, 2024
AlphaSense, LLC	Series E Preferred Shares	June 27, 2024
CloudPay, Inc.	Series E Preferred Stock	July 31, 2024
Blue Owl Credit SLF LLC**	LLC Interest	August 01, 2024
LSI Financing LLC*	Common Equity	November 24, 2024
Chrome Investors LP	LP Interest	January 25, 2025
* Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies”.
** Refer to Note 4 "Investments - Credit SLF LLC" for further information.

(22) Unless otherwise indicated, all investments represent a co-investment made with the Company's affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions”.
(23)     This portfolio company was not a co-investment made with the Company's affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission.
(24)     As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended March 31, 2025, were as follows:

Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company	Fair value at December 31, 2024	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Fair value at March 31, 2025	Interest Income	Dividend Income	Other Income
Controlled Affiliates
Blue Owl Credit SLF(c)	$954	$274	$—	$(44)	$1,184	$—	$27	$—
Total Controlled Affiliates	$954	$274	$—	$(44)	$1,184	$—	$27	$—
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
(c)For further description of the Company's investment in Blue Owl Credit SLF LLC ("Credit SLF"), see "Note 4. Investments."
(25)     Investment measured at net asset value ("NAV").
(26)     Investment is not pledged as collateral for the credit facilities.
(27)    The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.

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
(4)As of December 31, 2024, the net estimated unrealized gain for U.S. federal income tax purposes was $61.6 million based on a tax cost basis of $5.1 billion. As of December 31, 2024, there were no estimated aggregate gross unrealized losses for U.S federal income tax purposes and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $61.6 million.
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
(11)The interest rate on these loans is subject to SONIA, which as of December 31, 2024 was 4.70%
(12)The interest rate on these loans is subject to 3 month EURIBOR, which as of December 31, 2024 was 2.71%.
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

Blue Owl Technology Income Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$74,975	$52,514
Net change in unrealized gain (loss)	(24,505)	8,329
Net realized gain (loss)	(2,466)	4
Net Increase (Decrease) in Net Assets Resulting from Operations	48,004	60,847
Distributions
Class S	(16,817)	(10,425)
Class D	(386)	(321)
Class I	(56,259)	(38,871)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(73,462)	(49,617)
Capital Share Transactions
Class S:
Issuance of shares of common stock	91,284	66,759
Share transfers between classes(1)	(3,097)	(7,915)
Repurchase of common shares	(15,662)	(1,958)
Reinvestment of shareholders' distributions	9,295	5,060
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	81,820	61,946
Class D:
Issuance of shares of common stock	1,650	381
Share transfers between classes(1)	—	(13,605)
Repurchase of common shares	(147)	—
Reinvestment of shareholders' distributions	96	150
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	1,599	(13,074)
Class I:
Issuance of shares of common stock	235,254	194,476
Share transfers between classes(1)	3,097	21,520
Repurchase of common shares	(82,728)	(13,250)
Reinvestment of shareholders' distributions	24,206	14,774
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	179,829	217,520
Total Increase (Decrease) in Net Assets	237,790	277,622
Net Assets, at beginning of period	$3,008,080	$1,881,603
Net Assets, at end of period	$3,245,870	$2,159,225
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

Blue Owl Technology Income Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$48,004	$60,847
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(672,347)	(674,646)
Proceeds from investments and investment repayments, net	440,656	163,471
Net accretion/amortization of discount/premium on investments	(10,183)	(4,876)
Payment-in-kind interest	(5,835)	(3,144)
Payment-in-kind dividends	(2,585)	(5,426)
Net change in unrealized (gain) loss on investments	24,715	(9,628)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(50)	1,267
Net realized (gain) loss on investments	2,435	—
Amortization of debt issuance costs	1,685	1,221
Amortization of offering costs	245	—
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	1,949	(4,832)
(Increase) decrease in prepaid expenses and other assets	9,396	(947)
Increase (decrease) in due to Adviser	2,627	1,664
Increase (decrease) in due from Adviser	—	37
Increase (decrease) in payable for investments purchased	49,878	69,087
Increase (decrease) in management fee payable	149	259
Increase (decrease) in performance based incentive fee payable	(1,264)	1,370
Increase (decrease) in accrued expenses and other liabilities	(2,405)	7,489
Net cash provided by (used in) operating activities	(112,930)	(396,787)
Cash Flows from Financing Activities
Borrowings on debt	605,000	605,000
Repayments of debt	(755,000)	(398,625)
Debt issuance costs	(2,900)	(5,330)
Proceeds from issuance of common shares	328,188	261,616
Offering costs paid	(643)	—
Distributions paid to shareholders	(40,425)	(25,179)
Repurchased shares	(96,172)	(40,291)
Net cash provided by (used in) financing activities	38,048	397,191
Net increase (decrease) in cash, including foreign cash	(74,882)	404
Cash, including foreign cash, beginning of period	199,014	47,861
Cash, including foreign cash, end of period	$124,132	$48,265

Supplemental and Non-Cash Information
Interest paid during the period	$42,042	$25,496
Distributions declared during the period	$73,462	$49,617
Reinvestment of distributions during the period	$33,597	$19,984
Distribution payable	$29,157	$21,324
Tender offer payable	$98,537	$15,208
Taxes, including excise tax, paid during the period	$170	$149

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1. Organization and Principal Business
Blue Owl Technology Income Corp. (“OTIC” or the “Company”) is a Maryland corporation formed on June 22, 2021. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, technology-related companies, specifically software, based primarily in the United States. The Company originates and invests in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The Company`s investment objective is to maximize total return by generating current income from its debt and income producing securities, and capital appreciation from its equity and equity-linked investments. The Company intends to invest at least 80% of the value of its total assets in “technology-related” companies. The Company defines technology related companies as those that (i) operate directly in the technology industry, which includes but is not limited to, application software, systems software, healthcare technology, information technology, technology services and infrastructure, financial technology and internet and digital media, (ii) operate indirectly through their reliance on technology utilizing (i.e., utilizing scientific knowledge or technology-enabled techniques, skills, methods, devices or processes to deliver goods and/or services) or (iii) seek to grow through technological advancements and innovations. The Company invests in a broad range of companies with a focus on established enterprise software companies that are capitalizing on the large and growing demand for software products and services.
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
The Company relies on an exemptive order issued to an affiliate of the Adviser that permits it to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. The Company is currently offering on a continuous basis up to $5,000,000,000 in any combination of amount of shares of Class S, Class D, and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager” or “Blue Owl Securities”). No upfront selling commission, dealer manager fees, or other similar placement fees will be paid to the Company or the Dealer Manager with respect to the Class S and Class D shares, however, if Class S shares or Class D shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charge to 3.5% of the net offering price per share for each Class S share and 1.5% of the net offering price per share of each Class D share. Class I shares are not subject to upfront selling commissions. In addition, the Class S and Class D share classes have different ongoing servicing fees. Class I shares are not subject to ongoing servicing fees. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.00. Thereafter, the purchase price per share for each class of common stock will vary and will not be sold at a price below the Company`s net asset value per share of such class, as determined in accordance with the Company`s share pricing policy, plus applicable upfront selling commissions. The Company also engages in private placement offerings of its common stock.
The Company was initially funded on September 30, 2021, when an affiliate of the Adviser (the “Initial Shareholder”), purchased 100 shares of the Company`s Class I common stock at $10.00 per share, which represents the initial public offering price. On May 2, 2022, the Company met the minimum offering requirement, commenced operations and commenced its initial public offering of up to $5,000,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. On February 3, 2025, the Company commenced its follow-on offering pursuant to which it is currently offering on a continuous basis up to $5,000,000,000 in any combination of Class S, Class D and Class I common shares.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Since meeting the minimum offering requirement and commencing its continuous public offering through March 31, 2025, the Company has issued 79,223,526 shares of Class S common stock, 2,976,153 shares of Class D common stock, and 34,435,852 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $818.0 million, $30.4 million, and $353.0 million, respectively, including $1,000 of seed capital contributed by its Initial Shareholder. The Company has issued 224,303,174 shares of its Class I common stock to feeder vehicles primarily created to hold the Company’s Class I shares in a Private Offering and raised gross proceeds of approximately $2.3 billion. The offer and sale of these Class I shares was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or Regulation S thereunder (the “Private Offering”).
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
PIK interest and PIK dividend income consisted of the following for the periods:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
PIK Interest Income	$6,220	$5,316
PIK Interest Income as a % of Investment Income	4.4%	5.0%
PIK Dividend Income	$4,283	$3,855
PIK Dividend Income as a % of Investment Income	3.0%	3.6%
Total PIK Income	$10,503	$9,171
Total PIK Income as a % of Investment Income	7.4%	8.6%
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
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker ("CODM") is comprised of the Company’s chief executive officer, president, and chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholder’s equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
New Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740),” which updates annual income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU No. 2023-09 on the consolidated annual financial statements.
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

Note 3. Agreements and Related Party Transactions
As of March 31, 2025 and December 31, 2024, the Company had payables to affiliates of $16.1 million and $15.1 million, primarily comprised of $10.5 million and $11.8 million of accrued performance based incentive fees, respectively, and $3.3 million and $3.1 million of management fees, respectively. The payable to affiliates also includes $2.3 million and $0.2 million of operating expenses as of March 31, 2025 and December 31, 2024, respectively.
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
Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective, and will remain in effect and from year to year thereafter if approved annually by (1) the vote of the Board, or by the vote of a majority of its outstanding voting securities and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (as defined in the 1940 Act), or by the vote of a majority of the Board or by the Adviser. On May 5, 2025, the Board approved the continuation of the Administration Agreement.
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
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first becomes effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company`s outstanding voting securities and, in each case, by a majority of independent directors. On May 5, 2025, the Board approved the continuation of the Investment Advisory Agreement.
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
For the three months ended March 31, 2025, management fees were $9.6 million, net of $5.4 thousand in management fee waivers. For the three months ended March 31, 2024, management fees were $6.0 million.
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
For the three months ended March 31, 2025, performance-based incentive fees were $10.5 million. For the three months ended March 31, 2024, performance-based incentive fees were $7.7 million.
For the three months ended March 31, 2025, capital gains-based incentive fees were $(1.3) million, which is related to unrealized depreciation. For the three months ended March 31, 2024, capital gains-based incentive fees were $1.0 million, which is related to unrealized appreciation.
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
For the three months ended March 31, 2025 the Company incurred $0.6 million of organization and offering costs that are reimbursable to the Adviser. For the three months ended March 31, 2024, the Company incurred $0.7 million of organization and offering costs that are reimbursable to the Adviser.

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
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 6, 2025, the Company, the Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Order”) by the SEC for the Company to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.
The Adviser is affiliated with OCA, OTCA, Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with OCA, OTCA, OPFA and the Adviser, the “Blue Owl Credit Advisers”), which are also investment advisers. The Blue Owl Credit Advisers are indirect affiliates of Blue Owl and comprise part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Blue Owl Credit Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, and other funds managed by the Adviser, or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the business development companies, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have a similar investment objective to the Company’s.
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
The Company has made an investment in a controlled, affiliated company, Credit SLF. For further description of Credit SLF, see “Note 4. Investments.”
The Company has made investments in non-controlled, affiliated companies, including LSI Financing 1 DAC and LSI Financing LLC (collectively, "LSI Financing").
LSI Financing 1 DAC ("LSI Financing DAC") is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing DAC. As of March 31, 2025, the fair value of the Company's investment in LSI Financing DAC was $3.0 million and the Company's total commitment was $3.1 million.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. An affiliate of the Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the Company’s pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of March 31, 2025, the fair value of the Company's investment in LSI Financing LLC was $16.2 million and the Company's total commitment was $15.9 million. The Company does not consolidate its equity interest in LSI Financing LLC.
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
For the three months ended March 31, 2025, the Company incurred servicing fees with respect to Class S shares of $1.7 million. For the three months ended March 31, 2024, the Company incurred servicing fees with respect to Class S shares of $1.0 million. The Company deemed servicing fees with respect to the Class D shares insignificant to disclose for the three months ended March 31, 2025 and 2024.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 4. Investments
The table below presents our investments at amortized cost and fair value as of the following periods:

	As of		As of
	March 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,958,439	$4,959,316	$4,707,450	$4,727,263
Second-lien senior secured debt investments	189,763	176,691	175,078	165,292
Unsecured debt investments	63,114	63,405	62,158	62,455
Preferred equity investments(1)	155,574	151,269	178,160	174,580
Common equity investments(3)	66,845	80,384	63,304	73,254
Joint Ventures(2)	1,223	1,184	949	954
Total Investments	$5,434,958	$5,432,249	$5,187,099	$5,203,798
(1) Includes equity investment in LSI Financing DAC.
(2) Includes equity investment in Credit SLF.
(3) Includes equity investment in LSI Financing LLC.

The Company uses Global Industry Classification Standards (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of
	March 31, 2025	December 31, 2024
Aerospace & Defense	0.9%	0.9%
Application Software	13.5%	12.4%
Banks	1.1%	1.2%
Beverages	0.7%	0.7%
Buildings & Real Estate	1.8%	1.8%
Building Products	0.1%	0.1%
Capital Markets	0.1%	0.1%
Commercial Services & Supplies	3.0%	3.1%
Construction & Engineering	0.5%	0.5%
Consumer Finance	0.6%	0.6%
Containers & Packaging	0.9%	1.0%
Diversified Consumer Services	2.6%	2.7%
Diversified Financial Services	6.3%	5.7%
Diversified Telecommunication Services	0.4%	0.3%
Entertainment	1.3%	1.3%
Equity Real Estate Investment Trusts (REITs)	0.9%	1.0%
Food & Staples Retailing	2.9%	3.0%
Food Products	0.4%	0.4%
Health Care Equipment & Supplies	3.2%	1.6%
Health Care Providers & Services	5.4%	4.2%
Health Care Technology	12.5%	13.0%
Hotels, Restaurants & Leisure	0.6%	1.0%
Industrial Conglomerates	0.7%	0.7%
Insurance	7.0%	7.2%

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of
	March 31, 2025	December 31, 2024
Internet & Direct Marketing Retail	0.5%	0.5%
IT Services	5.2%	6.0%
Joint Ventures(2)(3)	—%	—%
Life Sciences Tools & Services	2.0%	2.3%
Machinery	0.7%	0.7%
Media	0.6%	0.7%
Multiline Retail	0.3%	0.3%
Pharmaceuticals(1)	0.5%	0.7%
Professional Services	6.2%	6.5%
Real Estate Management & Development	1.3%	1.4%
Specialty Retail	—%	0.1%
Systems Software	15.1%	16.1%
Water Utilities	0.2%	0.2%
Total	100.0%	100.0%
(1) Includes equity investment in LSI Financing DAC and LSI Financing LLC.
(2) Includes equity investment in Credit SLF.
(3) As of March 31, 2025 and December 31, 2024, our investment in Joint Ventures is insignificant.

The table below presents investments by geographic composition based on fair value as of the following periods:

	As of
	March 31, 2025	December 31, 2024
United States:
Midwest	14.6%	16.1%
Northeast	21.9%	19.3%
South	28.9%	29.9%
West	23.1%	23.0%
Canada	3.3%	3.4%
Germany	0.2%	0.2%
Ireland	0.1%	0.1%
Luxembourg	0.8%	0.8%
New Zealand	0.1%	0.1%
Netherlands	0.5%	—%
Norway	—%	0.5%
Spain	0.3%	0.3%
Sweden	1.2%	1.0%
United Kingdom	5.0%	5.3%
Total	100.0%	100.0%

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Blue Owl Credit SLF LLC
Blue Owl Credit SLF LLC (“Credit SLF”), a Delaware limited liability company, is a joint venture among the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit Member” and collectively, the “Credit Members”). Credit SLF has no Class B Members as of March 31, 2025. Credit SLF’s principal purpose is to make investments primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board of directors comprised of an equal number of directors appointed by each Credit Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Credit SLF Members coinvest through Credit SLF, or its wholly owned subsidiaries. Credit SLF’s date of inception was May 6, 2024 and Credit SLF made its first portfolio company investment on July 23, 2024.
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
As of March 31, 2025, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic Ownership Interest
($ in thousands)
Blue Owl Capital Corporation	$780,468	85.4%
Blue Owl Capital Corporation II	500	0.1%
Blue Owl Credit Income Corp.	11,250	1.2%
Blue Owl Technology Finance Corp.	5,000	0.5%
Blue Owl Technology Income Corp.	2,500	0.3%
State Teachers Retirement System of Ohio	114,245	12.5%
Total	$913,963	100.0%
The table below sets forth Credit SLF's consolidated financial data as of and for the following periods:

	As of
($ in thousands)	March 31, 2025	December 31, 2024
Consolidated Balance Sheet Data
Cash	$231,574	$17,354
Investments at fair value	$1,542,540	$1,164,473
Total Assets	$1,793,067	$1,196,367
Total Debt (net of unamortized debt issuance costs)	$1,123,081	$750,610
Total Liabilities	$1,360,268	$847,556
Total Credit SLF Members' Equity	$432,799	$348,811

For the Three months ended March 31,
($ in thousands)	2025
Consolidated Statement of Operations Data
Investment income	$23,696
Net operating expenses	13,659
Net investment income (loss)	$10,037
Total net realized and unrealized gain (loss)	(16,103)
Net increase (decrease) in Credit SLF Members' Equity resulting from operations	$(6,066)

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The Company's proportional share of Credit SLF's generated distributions for the following period:

For the Three Months Ended March 31,
($ in thousands)	2025
Dividend Income	$27

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2025 and December 31, 2024, the Company’s asset coverage was 243.8% and 227.7%, respectively.
The tables below present debt obligations as of the following periods:

	As of
	March 31, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$1,000,000	$390,246	$609,754	$(9,017)	$381,229
SPV Asset Facility I	750,000	420,000	54,825	(6,889)	413,111
SPV Asset Facility II	500,000	405,000	37,199	(4,297)	400,703
SPV Asset Facility III	550,000	375,000	7,313	(7,367)	367,633
Athena CLO III	270,000	270,000	—	(2,307)	267,693
Series 2023A Notes	100,000	100,000	—	(512)	99,488
Series 2023B-A Notes	100,000	100,000	—	(688)	99,312
Series 2023B-B Notes	75,000	75,000	—	(505)	74,495
Total Debt	$3,345,000	$2,135,246	$709,091	$(31,582)	$2,103,664
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

	As of
	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$1,000,000	$499,989	$500,011	$(9,507)	$490,482
SPV Asset Facility I	750,000	445,000	33,009	(7,303)	437,697
SPV Asset Facility II	500,000	475,000	25,000	(4,528)	470,472
SPV Asset Facility III	550,000	315,000	82,551	(4,743)	310,257
Athena CLO III	270,000	270,000	—	(2,366)	267,634
Series 2023A Notes	100,000	100,000	—	(612)	99,388
Series 2023B-A Notes	100,000	100,000	—	(733)	99,267
Series 2023B-B Notes	75,000	75,000	—	(575)	74,425
Total Debt	$3,345,000	$2,279,989	$640,571	$(30,367)	$2,249,622
(1) The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Interest expense	$39,391	$31,790
Amortization of debt issuance costs	1,685	1,221
Total Interest Expense	$41,076	$33,011

Average interest rate(1)	6.9%	8.5%
Average daily outstanding borrowings(1)	$2,278,174	$1,493,438

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
SPV Asset Facility III
On January 9, 2024 (the “SPV Asset Facility III Closing Date”), Tech Income Funding III LLC (“Tech Income Funding III”), a Delaware limited liability company and a newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility III”), with Tech Income Funding III, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Alter Domus (US) LLC, as document custodian, and the lenders party thereto. On February 18, 2025 (the “SPV Facility III First Amendment Date”), the parties to the SPV Asset Facility III entered into an amendment in order to, among other changes, replace Alter Domus (US) LLC as document custodian with State Street Bank and Trust Company. The following describes the terms of the SPV Asset Facility III amended through the SPV Asset Facility III First Amendment Date.
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
The SPV Asset Facility III provides for the ability to draw term loans and to draw and redraw revolving loans under the SPV Asset Facility III for a period of up to three years after the SPV Asset Facility III First Amendment Date (the “SPV Asset Facility III Reinvestment Period”). Unless otherwise terminated, the SPV Asset Facility III will mature on February 16, 2035 (the “SPV Asset Facility III Stated Maturity”). Prior to the SPV Asset Facility III Stated Maturity, proceeds received by Tech Income Funding III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility III Stated Maturity, Tech Income Funding III must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The SPV Asset Facility III may be permanently reduced, in whole or in part, at the option of Tech Income Funding III subject to payment of a premium for a period of one year from the SPV Asset Facility III First Amendment Date.
Amounts drawn bear interest at a reference rate (initially SOFR) plus a spread of 2.05%, and the aggregate term commitment and revolving commitment are subject to a minimum utilization amount. The undrawn amount of the aggregate term commitment and revolving commitment not subject to such spread payment is subject to an undrawn fee of 0.25% per annum for the first three months after the SPV Asset Facility III First Amendment Date, and 0.50% per annum thereafter; provided that after twelve months after the SPV Asset Facility III First Amendment Date, if the drawn amount is less than or equal to 65.0% of the aggregate term commitment and revolving commitment, then the portion of the undrawn amount constituting the positive difference between the drawn amount and 65.0% of the aggregate term commitment and revolving commitment is subject to an undrawn fee of 1.50% per annum. Certain additional fees are payable to Société Générale as administrative agent.

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
The Athena CLO III Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Athena CLO III Closing Date (the “Athena CLO III Indenture”), by and among the Athena CLO III Issuer and State Street Bank and Trust Company: (i) $220.0 million of AAA(sf) Class A-1 Notes, which bear interest at three-month term SOFR plus 2.15%, (ii) $5.0 million of AAA(sf) Class A-2 Notes, which bear interest at 6.619%, (iii) $22.5 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 2.75% and (iv) $22.5 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 3.50% (together, the “Athena CLO III Secured Notes”). The Athena CLO III Secured Notes are secured by middle-market loans, participation interests in middle-market loans and other assets of the Athena CLO III Issuer. The Athena CLO III Secured Notes are scheduled to mature on April 20, 2036. The Athena CLO III Secured Notes were privately placed by Goldman Sachs & Co. LLC as Placement Agent.
Concurrently with the issuance of the Athena CLO III Secured Notes, the Athena CLO III Issuer issued approximately $180.0 million of subordinated securities in the form of 179,950 preferred shares at an issue price of $1,000 per share (the “Athena CLO III Preferred Shares”).
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
Note 6. Fair Value of Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	As of
	March 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$124,132	$—	$—	$124,132

Investments:
First-lien senior secured debt investments	—	1,129,221	3,830,095	4,959,316
Second-lien senior secured debt investments	—	41,630	135,061	176,691
Unsecured debt investments	—	3,121	60,284	63,405
Preferred equity investments(1)	—	—	151,269	151,269
Common equity investments	—	9,288	54,917	64,205
Subtotal	$—	$1,183,260	$4,231,626	$5,414,886
Investments measured at Net Asset Value ("NAV")(2)	—	—	—	17,363
Total Investments at fair value	$—	$1,183,260	$4,231,626	$5,432,249

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

The tables below present changes in fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended
	March 31, 2025
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$3,601,677	$122,347	$59,333	$174,580	$52,144	$4,010,081
Purchases of investments, net	479,306	12,438	—	—	8,754	500,498
Payment-in-kind	2,772	2,113	950	2,585	—	8,420
Proceeds from investments, net	(233,940)	—	—	(25,912)	—	(259,852)
Net change in unrealized gain (loss)	1,804	(1,898)	(6)	(728)	1,748	920
Net realized gains (losses)	7	—	—	257	—	264
Net accretion/amortization of discount/premium on investments	5,282	61	7	487	—	5,837
Transfers into (out of) Level 3(1)	(26,813)	—	—	—	(7,729)	(34,542)
Fair value, end of period	$3,830,095	$135,061	$60,284	$151,269	$54,917	$4,231,626

(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended March 31, 2025, transfers out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

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

The table below presents information with respect to net change in unrealized gains (loss) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
First-lien senior secured debt investments	$5,594	$6,590
Second-lien senior secured debt investments	(1,898)	(580)
Unsecured debt investments	(6)	—
Preferred equity investments	(724)	(309)
Common equity investments	1,746	695
Total Investments	$4,712	$6,396

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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of
	March 31, 2025
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$3,496,494	Yield Analysis	Market Yield	6.8% - 17.7% (9.7%)	Decrease
	$333,601	Recent Transaction	Transaction Price	98.6% - 100.0% (99.3%)	Increase
Second-lien senior secured debt investments	$122,623	Yield Analysis	Market Yield	10.2% - 25.0% (16.3%)	Decrease
	$12,438	Recent Transaction	Transaction Price	99.5% - 99.5% (99.5%)	Increase
Unsecured debt investments	$60,284	Yield Analysis	Market Yield	11.1% - 14.7% (12.7%)	Decrease
Preferred equity investments	$126,475	Yield Analysis	Market Yield	12.0% - 25.0% (15.1%)	Decrease
	$24,794	Market Approach	Revenue	5.5x - 17.0x (10.7x)	Increase
Common equity investments	$18,708	Market Approach	Revenue	6.0x - 13.5x (10.2x)	Increase
	$27,425	Market Approach	EBITDA Multiple	8.0x - 28.5x (12.9x)	Increase
	$30	Option Pricing Model	Volatility	70.0%	Increase
	$8,754	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase

	As of
	December 31, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$3,276,769	Yield Analysis	Market Yield	6.8% - 18.5% (10.3%)	Decrease
	$324,908	Recent Transaction	Transaction Price	98.0% - 100.0% (99.2%)	Increase
Second-lien senior secured debt investments	$122,347	Yield Analysis	Market Yield	11.4% - 21.9% (16.1%)	Decrease
Unsecured debt investments	$59,333	Yield Analysis	Market Yield	11.5% - 14.7% (13.0%)	Decrease
Preferred equity investments	$150,250	Yield Analysis	Market Yield	12.3% - 25.5% (15.3%)	Decrease
	$24,330	Market Approach	Revenue	6.0x - 18.0x (12.2x)	Increase
Common equity investments	$25,642	Market Approach	Revenue	6.3x - 14.5x (10.7x)	Increase
	$26,453	Market Approach	EBITDA Multiple	8.0x - 28.5x (13.3x)	Increase
	$49	Option Pricing Model	Volatility	70%	Increase

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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The tables below present the carrying and fair values of the Company’s debt obligations as of the following periods:

	As of			As of
	March 31, 2025			December 31, 2024
($ in thousands)	Net Carrying Value(1)	Debt Issuance Costs	Fair Value	Net Carrying Value(1)	Debt Issuance Costs	Fair Value
Revolving Credit Facility	$381,229	$(9,017)	$381,229	$490,482	$(9,507)	$490,482
SPV Asset Facility I	413,111	(6,889)	413,111	437,697	(7,303)	437,697
SPV Asset Facility II	400,703	(4,297)	400,703	470,472	(4,528)	470,472
SPV Asset Facility III	367,633	(7,367)	367,633	310,257	(4,743)	310,257
Athena CLO III	267,693	(2,307)	267,693	267,634	(2,366)	267,634
Series 2023A Notes	99,488	(512)	100,000	99,388	(612)	100,000
Series 2023B-A Notes	99,312	(688)	100,000	99,267	(733)	100,000
Series 2023B-B Notes	74,495	(505)	75,000	74,425	(575)	75,000
Total Debt	$2,103,664	$(31,582)	$2,105,369	$2,249,622	$(30,367)	$2,251,542

(1) Carrying values are presented net of debt issuance costs.

The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

	As of
($ in thousands)	March 31, 2025	December 31, 2024
Level 1	$—	$—
Level 2	—	—
Level 3	2,105,369	2,251,542
Total Debt	$2,105,369	$2,251,542

Financial Instruments Not Carried at Fair Value
As of March 31, 2025 and December 31, 2024, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short term maturities. These financial instruments would be categorized as Level 3 within the fair value hierarchy.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding commitments as of the following periods:

	As of
($ in thousands)	March 31, 2025	December 31, 2024
Total unfunded revolving loan commitments	$289,430	$249,744
Total unfunded delayed draw loan commitments	401,913	294,241
Total unfunded revolving and delayed draw loan commitments	$691,343	$543,985

Total unfunded equity commitments	$2,539	$446

Total unfunded commitments	$693,882	$544,431
As of March 31, 2025, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The table below presents the total amount of organization and offering costs, inclusive of organization and offering costs deferred under the expense deferral agreement, incurred by the Adviser and its affiliates since inception and charged to the Company as of the following dates:

	As of
	March 31, 2025	December 31, 2024
($ in thousands)
Organizational and Offering Costs incurred by the Adviser	$4,844	$4,769
Organizational and Offering Costs charged to the Company(1)	$4,844	$3,039
(1) As of March 31, 2025, $3.7 million relates to offering costs and $1.1 million relates to organizational costs. The organizational costs were incurred by the Adviser prior to the Company meeting the first installment of the Expense Deferral Agreement. The organizational costs were subsequently incurred in the Consolidated Statements of Operations as professional fees and other general and administrative as the Company met the expense deferral installments applicable for those periods.
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
The table below presents the total amount of organization and offering costs incurred by the Adviser and its affiliates and charged to the Company for the following periods:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
($ in thousands)
Organizational and Offering Costs incurred by the Adviser	$75	$92
Organizational and Offering Costs charged to the Company	$643	$660

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
The table below presents the total amount of expenses incurred by the Adviser under the Expense Deferral Agreement as of the following periods:

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of
	March 31, 2025	December 31, 2024
($ in thousands)
Expenses incurred by the Adviser	$7,679	$7,679
Organizational and Offering Costs incurred by the Adviser	4,299	4,299
Total Expenses incurred by the Adviser	$11,978	$11,978

The first installment became an obligation of the Company on December 1, 2023, when the Company reached $1.75 billion in Net Subscriptions received from the sale of the Company’s common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75.0 million in Net Subscriptions received from the sale of the Company’s common shares thereafter.
The table below presents the number of installments and the amount the Company became obligated to reimburse the Adviser for the following periods:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
($ in thousands)
Number of installments met by the Company	3	3

Expenses reimbursed to the Adviser	$1,428	$1,428
Organizational and Offering costs reimbursed to the Adviser	568	568
Total Expenses reimbursed to the Adviser	$1,996	$1,996
As of March 31, 2025, the Company met the final installment under the expense deferral agreement and there were no expenses remaining. As of December 31, 2024, the total remaining expenses under the expense deferral agreement were $2.0 million, which represents the equivalent of three remaining installments. As of March 31, 2025, Net Subscriptions received from the sale of the Company's common shares were $3.1 billion. See Note 3 “Agreements and Related Party Transactions.”
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
Prior to such time as the Company satisfied the Warehouse Conditions, its obligations under the purchase agreements were guaranteed by an affiliate of the Adviser. On May 10, 2022, conditions under the purchase agreement with Macquarie were met and the Company was obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of June 8, 2022, the Company settled the 4 warehouse investments that the Financing Providers purchased having an aggregate funded principal of $129.2 million and aggregate cost of $127.0 million. As of March 31, 2025, there were no purchase agreements outstanding with the Financing Providers.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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
Common Stock Activity
The tables below present transactions with respect to shares of the Company’s common stock for the following periods:

	For the Three Months Ended March 31, 2025
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	8,768,122	$91,689	158,487	$1,650	4,020,978	$41,861	12,947,587	$135,200
Shares/gross proceeds from the private placements	—	—	—	—	18,583,085	193,393	18,583,085	193,393
Share transfer between classes(1)	(297,139)	(3,097)	—	—	297,139	3,097	—	—
Reinvestment of distributions	892,565	9,295	9,140	96	2,324,388	24,206	3,226,093	33,597
Repurchased shares	(1,514,802)	(15,662)	(14,197)	(147)	(8,000,727)	(82,728)	(9,529,726)	(98,537)
Total shares/gross proceeds	7,848,746	82,225	153,430	1,599	17,224,863	179,829	25,227,039	263,653
Sales load	—	(405)	—	—	—	—	—	(405)
Total shares/net proceeds	7,848,746	$81,820	153,430	$1,599	17,224,863	$179,829	25,227,039	$263,248
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
The changes to the Company’s offering price per share since the commencement of the Company’s initial continuous public offering and associated effective dates of such changes were as follows:

For the Three Months Ended March 31, 2025
	Class S			Class D			Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2025	$10.42	$—	$10.42	$10.42	$—	$10.42	$10.42	$—	$10.42
February 3, 2025	$10.43	$—	$10.43	$10.43	$—	$10.43	$10.43	$—	$10.43
March 3, 2025	$10.39	$—	$10.39	$10.39	$—	$10.39	$10.39	$—	$10.39
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Distributions
The Board intends to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.
The tables below present cash distributions per share that were recorded for the following periods:

For the Three Months Ended March 31, 2025
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 5, 2024	January 31, 2025	February 25, 2025	$0.074775	$4,907	$116	$16,780
February 18, 2025	February 28, 2025	March 25, 2025	0.074775	5,136	117	17,249
February 18, 2025	March 31, 2025	April 24, 2025	0.074775	5,219	120	17,539
February 18, 2025	March 31, 2025	April 24, 2025	0.020000	1,555	33	4,691
		Total	$0.244325	$16,817	$386	$56,259
(1) On February 18, 2025, the Company’s board of directors declared a distribution of $0.074775 per share, payable on or before May 31, 2025 to shareholders of record as of April 30, 2025.
(2) Distributions per share are gross of shareholder servicing fees.
(3) Distribution amounts are net of shareholder servicing fees.

For the Three Months Ended March 31, 2024
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
The tables below presents the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock for the following periods:

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	For the Three Months Ended March 31, 2025
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.242969	$74,975	102.0%
Net realized gain on investments	—	—	—%
Distributions in excess of net investment income/(undistributed net investment income)	0.001356	(1,513)	(2.0)%
Total	$0.244325	$73,462	100.0%
(1) Distributions per share are gross of shareholder servicing fees.
(2) Data in this table is presented on a consolidated basis. Refer to Note 11 “Financial Highlights” for amounts by share class.

	For the Three Months Ended March 31, 2024
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.265446	$52,514	105.8%
Net realized gain (loss) on investments	—	—	—%
Distributions in excess of net investment income/(undistributed net investment income)	(0.011121)	(2,897)	(5.8)%
Total	$0.254325	$49,617	100.0%
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The tables below presents the share repurchase activity of the Company:

For the Three Months Ended March 31, 2025
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 26, 2025	I	March 31, 2025	$82,728	$10.34	8,000,727
February 26, 2025	S	March 31, 2025	15,662	$10.34	1,514,802
February 26, 2025	D	March 31, 2025	147	$10.34	14,197
Total			$98,537		9,529,726

For the Three Months Ended March 31, 2024
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 27, 2024	I	March 29, 2024	$13,250	$10.44	1,269,118
February 27, 2024	S	March 29, 2024	1,958	$10.44	187,558
Total			$15,208		1,456,676

Note 9. Earnings Per Share
The tables below presents the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended March 31,
	2025			2024
($ in thousands, except per share amounts)	Class S	Class D	Class I	Class S	Class D	Class I
Increase (decrease) in net assets resulting from operations	$10,496	$251	$37,257	$13,014	$401	$47,432
Weighted average shares of common stock outstanding—basic and diluted	75,522,643	1,620,453	231,435,849	44,573,012	1,319,609	151,940,426
Earnings (loss) per common share—basic and diluted	$0.14	$0.15	$0.16	$0.29	$0.30	$0.31
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
For the three months ended March 31, 2025, the Company did not record U.S. federal excise tax expense. For the three months ended March 31, 2024, the Company did not record U.S. federal excise tax.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Three Months Ended March 31,
	2025			2024
($ in thousands, except share and per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Per share data:
Net asset value, at beginning of period	$10.42	$10.42	$10.42	$10.38	$10.38	$10.38
Results of operations:
Net investment income(1)	0.23	0.24	0.25	0.25	0.26	0.27
Net realized and unrealized gain (loss)(2)	(0.09)	(0.08)	(0.09)	0.04	0.04	0.04
Net increase (decrease) in net assets resulting from operations	0.14	0.16	0.16	0.29	0.30	0.31
Shareholder distributions:
Distributions from net investment income(3)	(0.22)	(0.24)	(0.24)	(0.23)	(0.24)	(0.25)
Distributions from net realized gains(7)	—	—	—	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(0.22)	(0.24)	(0.24)	(0.23)	(0.24)	(0.25)
Total increase (decrease) in net assets	(0.08)	(0.08)	(0.08)	0.06	0.06	0.06
Net asset value, at end of period	$10.34	$10.34	$10.34	$10.44	$10.44	$10.44

Total Return(4)	1.4%	1.5%	1.6%	2.8%	3.0%	3.1%

Ratios
Ratio of net expenses to average net assets(5)(6)	9.1%	8.4%	8.2%	11.3%	12.5%	10.4%
Ratio of net investment income to average net assets(6)	9.0%	9.7%	9.9%	9.9%	10.2%	10.6%
Portfolio turnover rate	15.0%	15.0%	15.0%	4.4%	4.4%	4.4%

Supplemental Data
Weighted-average shares outstanding	75,522,643	1,620,453	231,435,849	44,573,012	1,319,609	151,940,426
Shares outstanding, end of period	77,746,234	1,651,661	234,553,372	46,477,934	1,312,166	159,099,190
Net assets, end of period	$803,727	$17,074	$2,425,069	$485,069	$13,700	$1,660,456
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
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the three months ended March 31, 2025, the total operating expenses to average net assets were 9.1%, 8.4%, 8.2% for Class S, Class D and Class I common stock, respectively. For the three months ended March 31, 2024, the total operating expenses to average net assets were 11.3%, 12.5%, 10.4% for Class S, Class D and Class I common stock, respectively.
(6)The ratio reflects an annualized amount for the three months ended March 31, 2025, and 2024, except in the case of non-recurring expenses (e.g. initial organization expenses) and offering expenses, where applicable.
(7)The distributions from net realized gain (loss) on investments per share for the three months ended March 31, 2025, and 2024, rounds to less than $0.01 per share, respectively.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of these financial statements. There have been no subsequent events to disclose except for the following:
Distribution
On May 6, 2025, our Board declared a distribution of $0.074775 per share, payable on or before June 30, 2025 to the shareholders of record as of May 30, 2025, a distribution of $0.074775 per share, payable on or before July 31, 2025 to the shareholders of record as of June 30, 2025, a distribution of $0.074775 per share, payable on or before August 31, 2025 to the shareholders of record as of July 31, 2025, and a special distribution of $0.010000 per share payable on or before July 31, 2025 to the shareholders of record as of June 30, 2025.
Equity Raise Proceeds
As of May 8, 2025, the Company has issued approximately 81.9 million shares of its Class S common stock, approximately 260.8 million shares of its Class I common stock and approximately 3.0 million shares of its Class D common stock and has raised total gross proceeds of approximately $846.2 million, $2.7 billion, and $30.6 million, respectively, including seed capital of $1,000 contributed by its Adviser in September 2021 and approximately $50.0 million in gross proceeds raised from entities affiliated with the Adviser. In addition, the Company has received $59.1 million in subscription payments which the Company accepted on May 5, 2025, which are pending the Company’s determination of the net asset value per share applicable to such purchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “ITEM 1. FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Technology Income Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2024 in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
We were initially funded on September 30, 2021, when an affiliate of the Adviser (“the Initial Shareholder”) purchased 100 shares of our Class I common stock at $10.00 per share, which represents the initial public offering price. On May 2, 2022, we met the minimum offering requirement, commenced operations and commenced our initial public offering of up to $5,000,000,000 in any combination of amount of shares of Class S, Class D and Class I common stock. On February 3, 2025, we commenced our follow-on offering pursuant to which we are currently offering on a continuous basis up to $5,000,000,000 in any combination of Class S, Class D and Class I common shares.
Since meeting the minimum offering requirement and commencing our continuous public offering through March 31, 2025, we have issued 79,223,526 shares of Class S common stock, 2,976,153 shares of Class D common stock, and 34,435,852 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $818.0 million, $30.4 million, and $353.0 million, respectively, including $1,000 of seed capital contributed by its Initial Shareholder. We have issued 224,303,174 shares of our Class I common stock to feeder vehicles primarily created to hold our Class I shares in a Private Offering and raised gross proceeds of approximately $2.3 billion.
Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms, and (3) Real Assets, which primarily focuses on the strategies of net lease real estate and real estate credit. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, OTCA, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”), and Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with the Adviser, OCA, ODCA and OTCA, the “Blue Owl Credit Advisers”), which are also investment advisers. As of March 31, 2025, the Adviser and its affiliates had $139.2 billion in assets under management across Blue Owl’s Credit platform.
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
We may be prohibited under the Investment Company Act of 1940, as amended (the “1940 Act”) from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, the Adviser and certain of our affiliates were granted an order for exemptive relief that permitted co-investing with our affiliates subject to various approvals of the Board and other conditions. On May 6, 2025, we, the Adviser and certain of our affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Order”) by the SEC for us to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2025, 99.1% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
On May 9, 2023, the Company and the Adviser amended the Expense Deferral Agreement to provide that the Adviser's obligation to incur and pay the Company’s expenses would cease as of April 30, 2023, and that the Company would repay the expenses previously incurred by the Adviser on the Company’s behalf in eighteen equal installments, upon meeting specified conditions. The first installment became an obligation of the Company on December 1, 2023, when the Company reached $1.75 billion in Net Subscriptions received from the sale of the Company’s common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75.0 million in Net Subscriptions received from the sale of the Company’s common shares thereafter. The Company recorded $2.0 million of expenses, of which $0.6 million related to organization and offering costs, for the three months ended March 31, 2025. The Company recorded $2.0 million of expenses, of which $0.6 million related to organization costs, for the three months ended March 31, 2024.
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
Our Investment Framework

We are a Maryland corporation organized primarily to originate and make debt and equity investments in, technology-related companies based primarily in the United States, with an emphasis on enterprise software investments. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from our debt and other income producing investments, and capital appreciation from our equity or equity-linked investments. We may hold our investments directly or through special purpose vehicles. Since our Adviser's affiliates began investment activities in April 2016 through March 31, 2025, the Blue Owl Credit Advisers have originated $154.1 billion of aggregate principal amount of investments across multiple industries, of which $150.1 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
We invest at least 80% of the value of our total assets in “technology-related” companies. We define technology related companies as those that (i) operate directly in the technology industry, which includes, but is not limited to, application software, systems software, healthcare technology, information technology, technology services and infrastructure, financial technology and internet and digital media, (ii) operate indirectly through their reliance on technology (i.e. utilizing scientific knowledge or technology-enabled techniques, skills, methods, devices or processes to deliver goods and/or services) or (iii) seek to grow through technological advancements and innovations. We invest in a broad range of established and high growth technology-related companies with a focus on established enterprise software companies that are capitalizing on the large and growing demand for software products and services.
We leverage Blue Owl’s relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $50 million and that are typically backed by institutional investors that are active investors in and have an expertise in technology companies and technology-related industries. We expect that our target investments typically will range in size between $20 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, in particular directly originated debt investments, with a lesser allocation to equity related opportunities. We typically invest at a low loan-to-value ratio, which we consider to be 50% or below. We anticipate that generally any equity related securities we hold will be minority positions. We expect that our investment size will vary with the size of our capital base and that our average investment size will be 0.5-1.5% of our entire portfolio with no investment size greater than 5%. As of March 31, 2025, our average investment size in each of our portfolio companies was approximately $31.4 million based on fair value. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
We expect that our portfolio composition will be comprised predominantly of directly originated debt and income producing securities, with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments and publicly traded debt investments and we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These types of investments are intended to supplement our core strategy and further enhance returns to our shareholders. These investments may include high-yield bonds and broadly-syndicated loans, including "covenant lite" loans (as defined below), and other investments including publicly traded debt instruments, typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle-market companies, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans, structured products, asset-based solutions, or other forms of specialty finance, which may include but is not limited to investments such as life settlements, royalty interests and equipment finance. In addition, our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. The loans in which we expect to invest may have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance, or may take the form of “covenant-lite” loans, which generally refers to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrowers more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

Portfolio and Investment Activity
On March 21, 2022, the Board approved multiple purchase agreements with Macquarie US Trading LLC (“Macquarie”) and certain of its affiliates (each, a “Financing Provider” and collectively, the “Financing Providers”). Under the purchase agreements, the Company had forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Providers, each of whom was obligated to settle the sale of such investments subject to the following conditions: (a) the Company received a minimum of $450.0 million of subscriptions; and (b) the Board approved the purchase of the specific Warehouse Investments. As of May 10, 2022, conditions under the purchase agreement were met and we became obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of March 31, 2025, there were no purchase agreements outstanding with the Financing Providers.
As of March 31, 2025, based on fair value, our portfolio consisted of 91.3% first lien senior debt investments (of which 42.5% we consider to be unitranche debt investments (including “last out” portions of such loans)), 3.2% second lien senior secured debt investments, 1.2% unsecured debt investments, 2.8%, preferred equity investments and 1.5% common equity investments. As of March 31, 2025, our investment in joint ventures is insignificant.
As of March 31, 2025, our weighted average total yield of the portfolio at fair value and amortized cost was 9.6% and 9.6%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 9.7% and 9.7%, respectively. As of March 31, 2025, the weighted average spread of total debt investments was 5.1%.
As of March 31, 2025, we had investments in 173 portfolio companies with an aggregate fair value of $5.4 billion. Our current target leverage ratio is 0.90x-1.25x. As of March 31, 2025, we had net leverage of 0.62x debt-to-equity.
The current lending environment is challenging as the potential impact from recent trade and economic policies has resulted in increased uncertainty, merger and acquisition activity remains below historical levels and refinance activity has slowed; however, our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations to large borrowers. In addition, a large portion of our originations across the platform this quarter were deployed into existing borrowers as part of incumbent transactions.
Currently, the economic outlook is uncertain and stocks and public fixed income markets have been volatile; however, the credit quality of our portfolio has been consistent. We continue to focus on investing in non-cyclical industries we view as recession resistant and that we are familiar with, including defensive service-oriented sectors that provide intangible products such as healthcare, business services, financial services or software. These companies have a reduced reliance on manufactured goods or commodities which minimizes direct tariff impacts.
Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. As of March 31, 2025, 94.5% of our portfolio at fair value is comprised of first or second lien loans. These positions have a weighted average annual revenue of $1.2 billion, weighted average annual EBITDA of $381.2 million, and a weighted average enterprise value of $6.7 billion. As of March 31, 2025, 5.5% of our portfolio at fair value is comprised of unsecured debt and equity investments. These positions have a weighted average annual revenue of $1.9 billion and enterprise value of $11.7 billion. These statistics exclude strategic portfolio transactions, which comprise 0.5% of the book at fair value. In addition, Blue Owl's direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350 million (up from approximately $200 million in 2021) and average total new deal size is approximately $1.0 billion (up from approximately $600 million in 2021).
We believe that the construction of our current portfolio coupled with our experienced investment team and strong underwriting standards leave us well-positioned for the current economic environment. Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA. However, in the event of further geopolitical, economic and financial market instability, in the U.S. and elsewhere, it is possible that the results of some of the middle-market companies similar to those in which we invest could be challenged. While we are not seeing a meaningful increase in amendment activity, requests for increased revolver borrowings, missed payments, downward movement in our watch list or other signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
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

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
New investment commitments
Gross originations	$1,175,919	$864,509
Less: Sell downs	(3,736)	(5,250)
Total new investment commitments	$1,172,183	$859,259
Principal amount of new investments funded:
First-lien senior secured debt investments	$952,592	$774,285
Second-lien senior secured debt investments	12,500	—
Unsecured debt investments	—	—
Preferred equity investments	—	—
Common equity investments	8,754	—
Joint ventures	274	—
Total principal amount of new investments funded	$974,120	$774,285

Drawdowns (Repayments) on revolvers and delayed draw term loans, net	$39,326	$—

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(1)	$(777,285)	$(230,863)
Second-lien senior secured debt investments	—	(12,572)
Unsecured debt investments	—	—
Preferred equity investments	(25,912)	(242)
Common equity investments	(5,380)	—
Total principal amount of investments sold or repaid	$(808,577)	$(243,677)

Number of new investment commitments in new portfolio companies(2)	27	40
Average new investment commitment amount in new portfolio companies(2)	$35,748	$17,636
Weighted average term for new debt investment commitments (in years)	6.0	5.6
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—%	—%
Weighted average interest rate of new debt investment commitments(3)	8.6%	9.6%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	4.3%	4.3%
(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.29% as of March 31, 2025, and 5.30%, as of March 31, 2024, respectively.

The table below presents our investments at amortized cost and fair value as of the following periods:

	As of		As of
	March 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$4,958,439	$4,959,316	$4,707,450	$4,727,263
Second-lien senior secured debt investments	189,763	176,691	175,078	165,292
Unsecured debt investments	63,114	63,405	62,158	62,455
Preferred equity investments(2)	155,574	151,269	178,160	174,580
Common equity investments(3)	66,845	80,384	63,304	73,254
Joint Ventures(4)	1,223	1,184	949	954
Total Investments	$5,434,958	$5,432,249	$5,187,099	$5,203,798
(1) 42.5% and 43.0% of which we consider unitranche loans as of March 31, 2025 and December 31, 2024, respectively.
(2) Includes equity investment in LSI Financing DAC.
(3) Includes equity investment in LSI Financing LLC.
(4) Includes equity investment in Credit SLF.

We use GICs for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of
	March 31, 2025	December 31, 2024
Aerospace & Defense	0.9%	0.9%
Application Software	13.5%	12.4%
Banks	1.1%	1.2%
Beverages	0.7%	0.7%
Buildings & Real Estate	1.8%	1.8%
Building Products	0.1%	0.1%
Capital Markets	0.1%	0.1%
Commercial Services & Supplies	3.0%	3.1%
Construction & Engineering	0.5%	0.5%
Consumer Finance	0.6%	0.6%
Containers & Packaging	0.9%	1.0%
Diversified Consumer Services	2.6%	2.7%
Diversified Financial Services	6.3%	5.7%
Diversified Telecommunication Services	0.4%	0.3%
Entertainment	1.3%	1.3%
Equity Real Estate Investment Trusts (REITs)	0.9%	1.0%
Food & Staples Retailing	2.9%	3.0%
Food Products	0.4%	0.4%
Health Care Equipment & Supplies	3.2%	1.6%
Health Care Providers & Services	5.4%	4.2%
Health Care Technology	12.5%	13.0%
Hotels, Restaurants & Leisure	0.6%	1.0%
Industrial Conglomerates	0.7%	0.7%
Insurance	7.0%	7.2%
Internet & Direct Marketing Retail	0.5%	0.5%
IT Services	5.2%	6.0%
Joint Ventures(2)(3)	—%	—%
Life Sciences Tools & Services	2.0%	2.3%
Machinery	0.7%	0.7%
Media	0.6%	0.7%
Multiline Retail	0.3%	0.3%
Pharmaceuticals(1)	0.5%	0.7%
Professional Services	6.2%	6.5%
Real Estate Management & Development	1.3%	1.4%
Specialty Retail	—%	0.1%
Systems Software	15.1%	16.1%
Water Utilities	0.2%	0.2%
Total	100.0%	100.0%
(1) Includes equity investments in LSI Financing DAC and LSI Financing LLC.
(2) Includes equity investment in Credit SLF.
(3) As of March 31, 2025, our investment in Joint Ventures is insignificant.

We classify the industries of our portfolio companies be end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.
The table below presents investments by geographic composition based on fair value as of the following periods:

	As of
	March 31, 2025	December 31, 2024
United States:
Midwest	14.6%	16.1%
Northeast	21.9%	19.3%
South	28.9%	29.9%
West	23.1%	23.0%
Canada	3.3%	3.4%
Germany	0.2%	0.2%
Ireland	0.1%	0.1%
Luxembourg	0.8%	0.8%
New Zealand	0.1%	0.1%
Netherlands	0.5%	—%
Norway	—%	0.5%
Spain	0.3%	0.3%
Sweden	1.2%	1.0%
United Kingdom	5.0%	5.3%
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	As of
	March 31, 2025	December 31, 2024
Weighted average total yield of portfolio	9.6%	9.9%
Weighted average total yield of debt and income producing securities	9.7%	10.0%
Weighted average interest rate of debt securities	9.4%	9.7%
Weighted average spread over base rate of all floating rate investments	5.2%	5.3%
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
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of		As of
	March 31, 2025		December 31, 2024
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$462,054	8.5%	$438,629	8.4%
2	4,826,796	88.9%	4,605,178	88.5%
3	143,399	2.6%	159,991	3.1%
4	—	—%	—	—%
5	—	—%	—	—%
Total	$5,432,249	100.0%	$5,203,798	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	As of		As of
	March 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$5,211,316	100.0%	$4,944,686	100.0%
Non-accrual	—	—%	—	—%
Total	$5,211,316	100.0%	$4,944,686	100.0%

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

Specialty Financing Portfolio Company

LSI Financing 1 DAC

LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment in LSI Financing DAC. As of March 31, 2025, the fair value of our investment in LSI Financing DAC was $3.0 million and our total commitment was $3.1 million.

LSI Financing LLC

LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. On November 25, 2024, we redeemed a portion of our interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of March 31, 2025, the fair value of our investment in LSI Financing LLC was $16.2 million and our total commitment was $15.9 million. We do not consolidate our equity interest in LSI Financing LLC.

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

Refer to Exhibit 99.1 for Credit SLF's Supplemental Financial Information.

Results of Operations

The table below presents the operating results for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Total Investment Income	$141,586	$105,936
Less: Net operating expenses	(66,611)	(53,422)
Net Investment Income (Loss) Before Taxes	74,975	52,514
Less: Excise taxes	—	—
Net Investment Income (Loss) After Taxes	$74,975	$52,514
Net change in unrealized gain (loss)	(24,505)	8,329
Net realized gain (loss)	(2,466)	4
Net Increase (Decrease) in Net Assets Resulting from Operations	$48,004	$60,847

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three months ended March 31, 2025, our net asset value decreased from $10.42 to $10.34 primarily driven by a decrease in the fair value of our debt investments due to current market conditions including credit spreads widening.
Investment Income
The table below presents investment income for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Interest income	$127,363	$92,605
PIK interest income	6,220	5,316
PIK dividend income	4,283	3,855
Dividend income	1,402	2,485
Other income	2,318	1,675
Total Investment Income	$141,586	$105,936
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interest obtained in connection with originated loans, such as options, warrants, or conversion rights.

For the three months ended March 31, 2025 and 2024
Investment income increased by $35.7 million for the three months ended March 31, 2025 primarily due to an increase in interest income as a result of an increase in our debt investment portfolio of $1.7 billion from March 31, 2024 to March 31, 2025, partially offset by a decrease in the weighted average total yield on the portfolio. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Fees and accelerated amortization received from unscheduled paydowns increased by $5.1 million period-over-period driven by an increase in repayment activity. PIK interest represented approximately 4.4% and 5.0% of investment income for the three months ended March 31, 2025 and 2024, respectively. PIK dividend income represented approximately 3.0% and 3.6% of investment income for the three months ended March 31, 2025 and 2024, respectively. Dividend income decreased by $1.1 million driven by a decrease in our portfolio of dividend income-producing investments. Other income increased by $0.6 million period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses
The table below presents expenses for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Offering costs	$814	$906
Interest expense	41,076	33,011
Management fees	9,629	6,014
Capital gains incentive fees	(1,337)	1,042
Performance based incentive fees	10,521	7,651
Professional fees	2,063	1,647
Directors' fees	399	367
Shareholder servicing fees	1,668	990
Other general and administrative	1,778	1,794
Total Operating Expenses	$66,611	$53,422
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the three months ended March 31, 2025 and 2024
Total operating expenses, increased by $13.2 million for three months ended March 31, 2025 due to an increase in interest expense, management fees, performance based incentive fees and other expenses of $8.1 million, $3.6 million, $2.9 million, and $1.0 million, respectively. The increase in total operating expenses was partially offset by a reversal in the capital gains incentive fees of $2.4 million due to unrealized depreciation on the portfolio. The increase in interest expense was driven by an increase in average daily borrowings to $2.3 billion from $1.5 billion, partially offset by a decrease in the average interest rate to 6.9% from 8.5%, period over period. The increase in management fees was driven by growth in the net asset value of the portfolio period-over-period. The increase in incentive fees was due to higher pre-incentive fee net investment income and portfolio growth.
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
For the three months ended March 31, 2025, we recorded no U.S. federal excise tax expenses. For the three months ended March 31, 2024, we recorded no U.S. federal excise tax expenses.

Net Change in Unrealized Gains (Loss) on Investments
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The table below presents the composition of the net change in unrealized gains (losses) for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Net change in unrealized gain (loss) on investments	$(24,715)	$9,628
Net change in translation of assets and liabilities in foreign currencies	210	(1,299)
Net Change in Unrealized Gain (Loss)	$(24,505)	$8,329
For the three months ended March 31, 2025 and 2024
The net change in unrealized gain (loss) was primarily driven by a decrease in the fair value of our debt investments due to current market conditions including credit spreads widening.
The tables below present the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Three Months Ended March 31, 2025	Portfolio Company	For the Three Months Ended March 31, 2024
($ in thousands)		($ in thousands)
Ivanti Software, Inc.	$3,386	Remaining Portfolio Companies	$7,225
Sovos Compliance, LLC	(838)	Blackhawk Network Holdings, Inc.	1,843
Storable, Inc.	(868)	Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	791
Athenahealth Group Inc.	(1,128)	Securiti, Inc.	704
Asurion, LLC	(1,331)	Circana Group, L.P. (fka The NPD Group, L.P.)	658
Kaseya Inc.	(1,488)	SailPoint Technologies Holdings, Inc.	648
Boxer Parent Company Inc. (f/k/a BMC)	(1,813)	Grayshift, LLC	576
Blackhawk Network Holdings, Inc.	(3,139)	Picard Holdco, Inc.	550
Barracuda Networks, Inc.	(4,774)	RealPage, Inc.	(609)
Central Parent Inc. (dba CDK Global Inc.)	(5,106)	Minerva Holdco, Inc.	(817)
Remaining Portfolio Companies	(7,616)	Asurion, LLC	(1,941)
Total	$(24,715)	Total	$9,628
Net Realized Gains (Losses) on Investments
The table below presents the change to the realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Net realized gain (loss) on investments	$(2,435)	$—
Net realized gain (loss) on foreign currency transactions	(31)	4
Net Realized Gain (Loss)	$(2,466)	$4

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
In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material. As of March 31, 2025 and December 31, 2024, our asset coverage ratio was 243.8% and 227.7%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitment we are required to fund. Our current target ratio is 0.90x-1.25x. As of March 31, 2025, our weighted average cost of debt was 7.2%.
As of March 31, 2025, cash, taken together with our available debt capacity is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash need will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future. As of March 31, 2025, we had $709.1 million available under our credit facilities.
As of March 31, 2025, we had $124.1 million in cash. For the three months ended March 31, 2025, $0.1 billion in cash was used for operating activities, primarily as a result of funding portfolio investments of $0.7 billion offset by sell downs and repayments of $0.4 billion and other operating activity of $0.1 billion. Lastly, cash provided by financing activities was $38.0 million during the period, which was the result of proceeds from gross borrowings on our credit facilities of $0.6 billion, offset by repayments on our credit facilities of $0.8 billion and $0.3 billion of proceeds from issuance of common shares partially offset by $0.1 billion of distributions to shareholders and share repurchases.

Net Assets
Share Issuances
In connection with our formation, we have the authority to issue 3,000,000,000 common shares, $0.01 per share par value, 1,000,000,000 of which are classified as Class S common shares, 1,000,000,000 of which are classified as Class D common shares, and 1,000,000,000 of which are classified as Class I common shares. We are currently offering on a continuous basis up to $5,000,000,000 in any combination of amount of shares of Class S, Class D, and Class I common stock. We previously offered on a continuous basis up to $5,000,000,000 in any combination of Class S, Class D and Class I common shares.
The tables below present transactions with respect to shares of our common stock for the following periods:

	For the Three Months Ended March 31, 2025
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	8,768,122	$91,689	158,487	$1,650	4,020,978	$41,861	12,947,587	$135,200
Shares/gross proceeds from the private placements	—	—	—	—	18,583,085	193,393	18,583,085	193,393
Share transfer between classes(1)	(297,139)	(3,097)	—	—	297,139	3,097	—	—
Reinvestment of distributions	892,565	9,295	9,140	96	2,324,388	24,206	3,226,093	33,597
Repurchased shares	(1,514,802)	(15,662)	(14,197)	(147)	(8,000,727)	(82,728)	(9,529,726)	(98,537)
Total shares/gross proceeds	7,848,746	82,225	153,430	1,599	17,224,863	179,829	25,227,039	263,653
Sales load	—	(405)	—	—	—	—	—	(405)
Total shares/net proceeds	7,848,746	$81,820	153,430	$1,599	17,224,863	$179,829	25,227,039	$263,248
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
The changes to our offering price per share since the commencement of our continuous public offering and associated effective dates of such changes were as follows:

For the Three Months Ended March 31, 2025
	Class S			Class D			Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2025	$10.42	$—	$10.42	$10.42	$—	$10.42	$10.42	$—	$10.42
February 3, 2025	$10.43	$—	$10.43	$10.43	$—	$10.43	$10.43	$—	$10.43
March 3, 2025	$10.39	$—	$10.39	$10.39	$—	$10.39	$10.39	$—	$10.39
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
The tables below present cash distributions per share that were declared for the following periods:

For the Three Months Ended March 31, 2025
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 5, 2024	January 31, 2025	February 25, 2025	$0.074775	$4,907	$116	$16,780
February 18, 2025	February 28, 2025	March 25, 2025	0.074775	5,136	117	17,249
February 18, 2025	March 31, 2025	April 24, 2025	0.074775	5,219	120	17,539
February 18, 2025	March 31, 2025	April 24, 2025	0.020000	1,555	33	4,691
		Total	$0.244325	$16,817	$386	$56,259
(1) On February 18, 2025, the Company’s board of directors declared a distribution of $0.074775 per share, payable on or before May 31, 2025 to shareholders of record as of April 30, 2025.
(2) Distributions per share are gross of shareholder servicing fees.
(3) Distribution amounts are presented net of shareholder servicing fees.

For the Three Months Ended March 31, 2024
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
The tables below presents the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock for the following periods:

	For the Three Months Ended March 31, 2025
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.242969	$74,975	102.0%
Net realized gain on investments	—	—	—%
Distributions in excess of net investment income/(undistributed net investment income)	0.001356	(1,513)	(2.0)%
Total	$0.244325	$73,462	100.0%
(1) Distributions per share are gross of shareholder servicing fees.
(2) Data in this table is presented on a consolidated basis. Refer to Note 11 “Financial Highlights” for amounts by share class.

	For the Three Months Ended March 31, 2024
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.265446	$52,514	105.8%
Net realized gain (loss) on investments	—	—	—%
Distributions in excess of net investment income/(undistributed net investment income)	(0.011121)	(2,897)	(5.8)%
Total	$0.254325	$49,617	100.0%
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
The tables below present our share repurchase activity as of the following periods:

For the Three Months Ended March 31, 2025
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 26, 2025	I	March 31, 2025	$82,728	$10.34	8,000,727
February 26, 2025	S	March 31, 2025	15,662	$10.34	1,514,802
February 26, 2025	D	March 31, 2025	147	$10.34	14,197
Total			$98,537		9,529,726

For the Three Months Ended March 31, 2024
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 27, 2024	I	March 29, 2024	$13,250	$10.44	1,269,118
February 27, 2024	S	March 29, 2024	1,958	$10.44	187,558
Total			$15,208		1,456,676
Debt
Aggregate Borrowings
The tables below present our debt obligations as of the following periods:

	As of
	March 31, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$1,000,000	$390,246	$609,754	$(9,017)	$381,229
SPV Asset Facility I	750,000	420,000	54,825	(6,889)	413,111
SPV Asset Facility II	500,000	405,000	37,199	(4,297)	400,703
SPV Asset Facility III	550,000	375,000	7,313	(7,367)	367,633
Athena CLO III	270,000	270,000	—	(2,307)	267,693
Series 2023A Notes	100,000	100,000	—	(512)	99,488
Series 2023B-A Notes	100,000	100,000	—	(688)	99,312
Series 2023B-B Notes	75,000	75,000	—	(505)	74,495
Total Debt	$3,345,000	$2,135,246	$709,091	$(31,582)	$2,103,664
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

	As of
	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$1,000,000	$499,989	$500,011	$(9,507)	$490,482
SPV Asset Facility I	750,000	445,000	33,009	(7,303)	437,697
SPV Asset Facility II	500,000	475,000	25,000	(4,528)	470,472
SPV Asset Facility III	550,000	315,000	82,551	(4,743)	310,257
Athena CLO III	270,000	270,000	—	(2,366)	267,634
Series 2023A Notes	100,000	100,000	—	(612)	99,388
Series 2023B-A Notes	100,000	100,000	—	(733)	99,267
Series 2023B-B Notes	75,000	75,000	—	(575)	74,425
Total Debt	$3,345,000	$2,279,989	$640,571	$(30,367)	$2,249,622
(1) The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Interest expense	$39,391	$31,790
Amortization of debt issuance costs	1,685	1,221
Total Interest Expense	$41,076	$33,011

Average interest rate(1)	6.9%	8.5%
Average daily outstanding borrowings(1)	$2,278,174	$1,493,438
.
(1) Averages are calculated based on annualized amounts.

The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
March 31, 2025 (Unaudited)	$390.2	2,437.5	—	N/A
December 31, 2024	500.0	2,277.1	—	N/A
December 31, 2023	541.4	2,353.7	—	N/A
December 31, 2022	415.2	1,958.8	—	N/A
December 31, 2021	—	—	—	N/A
SPV Asset Facility I
March 31, 2025 (Unaudited)	$420.0	2,437.5	—	N/A
December 31, 2024	445.0	2,277.1	—	N/A
December 31, 2023	550.0	2,353.7	—	N/A
December 31, 2022	614.0	1,958.8	—	N/A
December 31, 2021	—	—	—	N/A
SPV Asset Facility II
March 31, 2025 (Unaudited)	$405.0	2,437.5	—	N/A
December 31, 2024	475.0	2,277.1	—	N/A
December 31, 2023	—	2,353.7	—	N/A
SPV Asset Facility III
March 31, 2025 (Unaudited)	$375.0	2,437.5	—	N/A
December 31, 2024	315.0	2,277.1	—	N/A
Athena CLO III
March 31, 2025 (Unaudited)	$270.0	2,437.5	—	N/A
December 31, 2024	270.0	2,277.1	—	N/A
Series 2023A Notes
March 31, 2025 (Unaudited)	$100.0	2,437.5	—	N/A
December 31, 2024	100.0	2,277.1	—	N/A
December 31, 2023	100.0	2,353.7	—	N/A
Series 2023B-A Notes
March 31, 2025 (Unaudited)	$100.0	2,437.5	—	N/A
December 31, 2024	100.0	2,277.1	—	N/A
December 31, 2023	100.0	2,353.7	—	N/A
Series 2023B-B Notes
March 31, 2025 (Unaudited)	$75.0	2,437.5	—	N/A
December 31, 2024	75.0	2,277.1	—	N/A
December 31, 2023	75.0	2,353.7	—	N/A
Promissory Note(5)
December 31, 2021	$—	—	—	N/A
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
SPV Asset Facility III
On January 9, 2024 (the “SPV Asset Facility III Closing Date”), Tech Income Funding III LLC (“Tech Income Funding III”), a Delaware limited liability company and a newly formed subsidiary of ours entered into a Credit Agreement (the “SPV Asset Facility III”), with Tech Income Funding III, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Alter Domus (US) LLC, as document custodian, and the lenders party thereto. On February 18, 2025 (the “SPV Facility III First Amendment Date”), the parties to the SPV Asset Facility III entered into an amendment in order to, among other changes, replace Alter Domus (US) LLC as document custodian with State Street Bank and Trust Company. The following describes the terms of the SPV Asset Facility III amended through the SPV Asset Facility III First Amendment Date.
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
The SPV Asset Facility III provides for the ability to draw term loans and to draw and redraw revolving loans under the SPV Asset Facility III for a period of up to three years after the SPV Asset Facility III First Amendment Date (the “SPV Asset Facility III Reinvestment Period”). Unless otherwise terminated, the SPV Asset Facility III will mature on February 16, 2035 (the “SPV Asset Facility III Stated Maturity”). Prior to the SPV Asset Facility III Stated Maturity, proceeds received by Tech Income Funding III from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility III Stated Maturity, Tech Income Funding III must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us. The SPV Asset Facility III may be permanently reduced, in whole or in part, at the option of Tech Income Funding III subject to payment of a premium for a period of one year from the SPV Asset Facility III First Amendment Date.
Amounts drawn bear interest at a reference rate (initially SOFR) plus a spread of 2.05%, and the aggregate term commitment and revolving commitment are subject to a minimum utilization amount. The undrawn amount of the aggregate term commitment and revolving commitment not subject to such spread payment is subject to an undrawn fee of 0.25% per annum for the first three months after the SPV Asset Facility III First Amendment Date, and 0.50% per annum thereafter; provided that after twelve months after the SPV Asset Facility III First Amendment Date, if the drawn amount is less than or equal to 65.0% of the aggregate term commitment and revolving commitment, then the portion of the undrawn amount constituting the positive difference between the drawn amount and 65.0% of the aggregate term commitment and revolving commitment is subject to an undrawn fee of 1.50% per annum. Certain additional fees are payable to Société Générale as administrative agent.
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
The Athena CLO III Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Athena CLO III Closing Date (the “Athena CLO III Indenture”), by and among the Athena CLO III Issuer and State Street Bank and Trust Company: (i) $220.0 million of AAA(sf) Class A-1 Notes, which bear interest at three-month term SOFR plus 2.15%, (ii) $5.0 million of AAA(sf) Class A-2 Notes, which bear interest at 6.619%, (iii) $22.5 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 2.75% and (iv) $22.5 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 3.50% (together, the “Athena CLO III Secured Notes”). The Athena CLO III Secured Notes are secured by middle-market loans, participation interests in middle-market loans and other assets of the Athena CLO III Issuer. The Athena CLO III Secured Notes are scheduled to mature on April 20, 2036. The Athena CLO III Secured Notes were privately placed by Goldman Sachs & Co. LLC as Placement Agent.
Concurrently with the issuance of the Athena CLO III Secured Notes, the Athena CLO III Issuer issued approximately $180.0 million of subordinated securities in the form of 179,950 preferred shares at an issue price of $1,000 per share (the “Athena CLO III Preferred Shares”).
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

Off-Balance Sheet Arrangements

Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

	As of
($ in thousands)	March 31, 2025	December 31, 2024
Total unfunded revolving loan commitments	$289,430	$249,744
Total unfunded delayed draw loan commitments	401,913	294,241
Total unfunded revolving and delayed draw loan commitments	$691,343	$543,985

Total unfunded equity commitments	$2,539	$446

Total unfunded commitments	$693,882	$544,431

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of March 31, 2025, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
As of June 8, 2022, we settled the 4 warehouse investments that the Financing Providers purchased having an aggregate cost of $127.0 million. As of March 31, 2025, there were no purchase agreements outstanding with the Financing Providers.
Organizational and Offering Costs
The table below presents the total amount of organization and offering costs, inclusive of organization and offering costs deferred under the expense deferral agreement, incurred by the Adviser and its affiliates since inception and charged to us as of the following dates:

	As of
	March 31, 2025	December 31, 2024
($ in thousands)
Organizational and Offering Costs incurred by the Adviser	$4,844	$4,769
Organizational and Offering Costs charged to the Company(1)	$4,844	$3,039

(1) As of March 31, 2025, $3.7 million relates to offering costs and $1.1 million relates to organizational costs. The organizational costs were incurred by the Adviser prior to the Company meeting the first installment of the Expense Deferral Agreement. The organizational costs were subsequently incurred in the Consolidated Statements of Operations as professional fees and other general and administrative as the Company met the expense deferral installments applicable for those periods.

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

Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2025, management was not aware of any pending or threatened litigation.
Expense Deferral Agreement
Our Adviser has agreed to incur and pay certain expenses pursuant to the Expense Deferral Agreement prior to April 30, 2023. We will be obligated to reimburse the aggregate amount of expenses previously paid by the Adviser in eighteen equal installments, upon meeting specified conditions.
The table below presents the total amount of expenses incurred by the Adviser on our behalf and as of the following periods:

	As of
	March 31, 2025	December 31, 2024
($ in thousands)
Expenses incurred by the Adviser	$7,679	$7,679
Organizational and Offering Costs incurred by the Adviser	4,299	4,299
Total Expenses incurred by the Adviser	$11,978	$11,978
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
The table below presents the amounts, the number of installments and the amount we became obligated to reimburse the Adviser for the following periods:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
($ in thousands)
Number of installments met by the Company	3	3

Expenses reimbursed to the Adviser	$1,428	$1,428
Organizational and Offering Costs reimbursed to the Adviser	568	568
Total Expense reimbursed to the Adviser	$1,996	$1,996
As of March 31, 2025, we met the final installment under the expense deferral agreement and there were no expenses remaining. As of December 31, 2024, the total remaining expenses under the expense deferral agreement were $2.0 million, which represents the equivalent of three remaining installments. As of March 31, 2025, Net Subscriptions received from the sale of our common shares were $3.1 billion. See Note 3 "Agreements and Related Party Transactions."

Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities as of March 31, 2025:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$390,246	$—	$—	$390,246	$—
SPV Asset Facility I	420,000	—	—	420,000	—
SPV Asset Facility II	405,000	—	—	405,000	—
SPV Asset Facility III	375,000	—	—	—	375,000
Athena CLO III	270,000	—	—	—	270,000
Series 2023A Notes	100,000	—	100,000	—	—
Series 2023B-A Notes	100,000	—	—	100,000	—
Series 2023B-B Notes	75,000	—	75,000	—	—
Total Contractual Obligations	$2,135,246	$—	$175,000	$1,315,246	$645,000

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
We invest in Credit SLF, which is a controlled affiliated investment, as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” and "ITEM 1. - Notes to Consolidated Financial Statements – Note 4. Investments – Blue Owl Credit SLF LLC" for further details. Additional information about Credit SLF is also included in Exhibit 99.1 to this report.
We invest in LSI Financing DAC and LSI Financing LLC, which are non-controlled affiliated investments, as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” and "ITEM 1. - Notes to Consolidated Financial Statements – Note 4. Investments" for further details.

Critical Accounting Policies
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in our Form 10-K for the fiscal year ended December 31, 2024 in “ITEM 1A. - RISK FACTORS.”
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

Recent Developments
Distribution
On May 6, 2025, our Board declared a distribution of $0.074775 per share, payable on or before June 30, 2025 to the shareholders of record as of May 30, 2025, a distribution of $0.074775 per share, payable on or before July 31, 2025 to the shareholders of record as of June 30, 2025, a distribution of $0.074775 per share, payable on or before August 31, 2025 to the shareholders of record as of July 31, 2025, and a special distribution of $0.010000 per share payable on or before July 31, 2025 to the shareholders of record as of June 30, 2025.
Equity Raise Proceeds
As of May 8, 2025, the Company has issued approximately 81.9 million shares of its Class S common stock, approximately 260.8 million shares of its Class I common stock and approximately 3.0 million shares of its Class D common stock and has raised total gross proceeds of approximately $846.2 million, $2.7 billion, and $30.6 million, respectively, including seed capital of $1,000 contributed by its Adviser in September 2021 and approximately $50.0 million in gross proceeds raised from entities affiliated with the Adviser. In addition, the Company has received $59.1 million in subscription payments which the Company accepted on May 5, 2025, which are pending the Company’s determination of the net asset value per share applicable to such purchase.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk, credit risk and inflation risk. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, the conflicts in the Middle East and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2025 and December 31, 2024, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
As of March 31, 2025, 99.1% of our debt investments based on fair value were floating rates and the majority of our debt investments have a floor of 0.8%. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 0.7%. The Revolving Credit Facility, the SPV Asset Facility I, the SPV Asset Facility II, SPV Asset Facility III, and the Series 2023B Notes bear interest at variable interest rates with no interest rate floor. Athena CLO III bears interest at fixed and variable rates.The Series 2023A Notes bear interest at a fixed rate.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$156,428	$60,907	$95,521
Up 200 basis points	$104,285	$40,605	$63,680
Up 100 basis points	$52,143	$20,302	$31,841
Down 100 basis points	$(52,143)	$(20,302)	$(31,841)
Down 200 basis points	$(104,285)	$(40,605)	$(63,680)
Down 300 basis points	$(156,231)	$(60,907)	$(95,324)
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
Item 1A. Risk Factors.
In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition, and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC. In order to satisfy the reinvestment portion of our dividends for the three months ended March 31, 2025, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class
1/27/2025	12/31/2024	362,084	$10.42	S
1/27/2025	12/31/2024	3,730	$10.42	D
1/27/2025	12/31/2024	927,721	$10.42	I
2/25/2025	1/31/2025	258,506	$10.43	S
2/25/2025	1/31/2025	2,665	$10.43	D
2/25/2025	1/31/2025	688,929	$10.43	I
3/25/2025	2/28/2025	271,975	$10.39	S
3/25/2025	2/28/2025	2,745	$10.39	D
3/25/2025	2/28/2025	707,738	$10.39	I
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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 27, 2024	I	March 29, 2024	$13,250	$10.44	1,269,118
February 27, 2024	S	March 29, 2024	$1,958	$10.44	187,558
February 26, 2025	I	March 31, 2025	$82,728	$10.34	8,000,727
February 26, 2025	S	March 31, 2025	$15,662	$10.34	1,514,802
February 26, 2025	D	March 31, 2025	$147	$10.34	14,197

Item 3. Defaults Upon Senior Disclosures.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information

Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
10.1
 Exhibit 10.1 First Amendment to Credit Agreement, dated as of February 18, 2025, among Tech Income Funding III LLC, as Borrower, Société Générale, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on February 20, 2025)

21.1*	Subsidiary Listing
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Supplemental Financial Information (unaudited) as of and for the period ended March 31, 2025.
99.2*	Code of Ethics
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Technology Income Corp.

Date: May 8, 2025	By:	/s/ Craig W. Packer
Craig W. Packer Chief Executive Officer

Date: May 8, 2025	By:	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Chief Operating Officer