Form 10-Q
period 2025-06-30
Blue Owl Technology Income Corp.
filed 2025-08-07
CIK 1869453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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

As of August 7, 2025, the registrant had 84,665,697, 2,034,865 and 235,669,374 shares of Class S, Class D and Class I common stock, $0.01, par value per share, outstanding, respectively.

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
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine, as well as political and social unrest in the Middle East and North Africa regions, uncertainty with respect to immigration, and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Blue Owl Technology Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments at fair value
Non-controlled, non affiliated investments (amortized cost of $5,853,192 and $5,162,319, respectively)	$5,871,054	$5,178,632
Non-controlled, affiliated investments (amortized cost of $20,948 and $23,831, respectively)	21,526	24,212
Controlled, affiliated investments (amortized cost of $4,958 and $949, respectively)	4,922	954
Total investments at fair value (amortized cost of $5,879,098 and $5,187,099, respectively)	5,897,502	5,203,798
Cash	91,046	195,488
Foreign cash (cost of $4,625 and $3,613, respectively)	4,808	3,526
Interest receivable	36,246	40,767
Prepaid expenses and other assets	39,345	34,345
Total Assets	$6,068,947	$5,477,924
Liabilities
Debt (net of unamortized debt issuance costs of $33,321 and $30,367, respectively)	$2,537,896	$2,249,622
Distribution payable	26,401	29,717
Tender offer payable	146,453	96,172
Management fee payable	3,464	3,135
Incentive fee payable	10,428	11,785
Payable for investments purchased	11,446	54,508
Payables to affiliates	1,492	204
Accrued expenses and other liabilities	25,398	24,701
Total Liabilities	2,762,978	2,469,844
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 83,196,607 and 69,897,488 issued and outstanding, respectively	832	699
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 1,823,268 and 1,498,231 issued and outstanding, respectively	18	15
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 233,680,195 and 217,328,509 shares issued and outstanding, respectively	2,337	2,173
Additional paid-in-capital	3,255,483	2,944,001
Accumulated undistributed (overdistributed) earnings	47,299	61,192
Total Net Assets	3,305,969	3,008,080
Total Liabilities and Net Assets	$6,068,947	$5,477,924
Net Asset Value Per Class S Share	$10.37	$10.42
Net Asset Value Per Class D Share	$10.37	$10.42
Net Asset Value Per Class I Share	$10.37	$10.42
_________________________________________________________________________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$128,457	$110,884	$255,820	$203,489
PIK interest income	6,828	5,562	13,048	10,878
PIK dividend income	4,618	5,130	8,901	8,985
Dividend income	13	2,501	870	4,976
Other income	1,434	2,065	3,752	3,740
Total investment income from non-controlled, non-affiliated investments	141,350	126,142	282,391	232,068
Investment income from non-controlled, affiliated investments:
Dividend income	421	30	939	40
Total investment income from non-controlled, affiliated investments	421	30	939	40
Investment income from controlled, affiliated investments:
Dividend income	66	—	93	—
Total investment income from controlled, affiliated investments	66	—	93	—
Total Investment Income	141,837	126,172	283,423	232,108
Operating Expenses
Offering costs	365	1,809	1,179	2,715
Interest expense	43,025	36,171	84,101	69,182
Management fees, net(1)	10,227	7,081	19,856	13,095
Capital gains incentive fees	—	(1,238)	(1,337)	(196)
Performance based incentive fees	10,428	9,247	20,949	16,898
Professional fees	1,583	2,494	3,646	4,141
Directors' fees	260	551	659	918
Shareholder servicing fees	1,825	1,187	3,493	2,177
Other general and administrative	1,126	2,725	2,904	4,519
Total Operating Expenses	68,839	60,027	135,450	113,449
Net Investment Income (Loss) Before Taxes	72,998	66,145	147,973	118,659
Income tax expense (benefit), including excise tax expense (benefit)	—	180	—	180
Net Investment Income (Loss) After Taxes	$72,998	$65,965	$147,973	$118,479

Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$11,539	$(10,501)	$(13,327)	$(1,012)
Non-controlled, affiliated investments	2	148	197	287
Controlled, affiliated investments	3	—	(41)	—
Translation of assets and liabilities in foreign currencies	(1,290)	866	(1,080)	(433)
Total Net Change in Unrealized Gain (Loss)	10,254	(9,487)	(14,251)	(1,158)
Net realized gain (loss):
Non-controlled, non-affiliated investments	97	—	(2,338)	—
Non-controlled, affiliated investments	—	—	—	—
Foreign currency transactions	1,753	(408)	1,722	(404)
Total Net Realized Gain (Loss)	1,850	(408)	(616)	(404)
Total Net Realized and Change in Unrealized Gain (Loss)	12,104	(9,895)	(14,867)	(1,562)
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$85,102	$56,070	$133,106	$116,917

Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$20,323	$11,527	$30,819	$24,541
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock	$466	$309	$717	$710
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$64,313	$44,234	$101,570	$91,666

Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.25	$0.21	$0.39	$0.50
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	82,517,692	53,093,371	79,039,491	48,833,191
Earnings Per Share - Basic and Diluted of Class D Common Stock	$0.26	$0.23	$0.42	$0.53
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	1,765,605	1,341,873	1,693,430	1,330,741
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.27	$0.24	$0.43	$0.55
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	241,165,082	184,563,221	236,327,342	168,251,823
(1) Refer to Note 3 “Agreements and Related Party Transactions” for additional details on management fee waiver.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(2)(18)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value
Non-controlled/non-affiliated portfolio company investments
Debt Investments(6)
Aerospace & Defense
ManTech International Corporation(8)	First lien senior secured loan	S+	5.00%		9/2029	44,981	$44,981	$44,981
Peraton Corp.(7)(14)	First lien senior secured loan	S+	3.75%		2/2028	3,013	3,004	2,652
							47,985	47,633	1.4%
Airlines
Accommodations Plus Technologies LLC(8)	First lien senior secured loan	S+	4.50%		5/2032	20,800	20,594	20,592
							20,594	20,592	0.6%
Application Software
AI Titan Parent, Inc. (dba Prometheus Group)(7)	First lien senior secured loan	S+	4.50%		8/2031	27,547	27,298	27,272
AlphaSense, Inc.(8)	First lien senior secured loan	S+	6.25%		6/2029	20,052	19,884	19,901
Anaplan, Inc.(8)	First lien senior secured loan	S+	4.50%		6/2029	92,292	92,292	92,292
Armstrong Bidco Limited(11)(19)	First lien senior secured GBP delayed draw term loan	SA+	5.00%		6/2029	£40,433	48,965	55,131
Artifact Bidco, Inc. (dba Avetta)(8)	First lien senior secured loan	S+	4.25%		7/2031	11,042	10,993	11,042
Avalara, Inc.(8)(14)	First lien senior secured loan	S+	3.25%		3/2032	66,250	65,882	66,489
Boxer Parent Company Inc. (f/k/a BMC)(8)(14)	First lien senior secured loan	S+	3.00%		7/2031	63,745	63,745	63,305
Central Parent Inc. (dba CDK Global Inc.)(8)(14)	First lien senior secured loan	S+	3.25%		7/2029	39,402	39,405	32,806
Coupa Holdings, LLC(8)	First lien senior secured loan	S+	5.25%		2/2030	777	777	777
Einstein Parent, Inc. (dba Smartsheet)(8)	First lien senior secured loan	S+	6.50%		1/2031	43,135	42,727	42,704
Fullsteam Operations, LLC(8)(16)	First lien senior secured loan	S+	8.25%		11/2029	982	957	982
Fullsteam Operations, LLC(8)(16)	First lien senior secured delayed draw term loan	S+	7.00%		11/2029	322	316	322
Granicus, Inc.(8)	First lien senior secured loan	S+	3.50%	2.25%	1/2031	11,837	11,740	11,837
Granicus, Inc.(8)	First lien senior secured delayed draw term loan	S+	3.00%	2.25%	1/2031	1,753	1,739	1,745
Granicus, Inc.(10)(16)	First lien senior secured revolving loan	P+	4.25%		1/2031	230	217	230
IGT Holding IV AB (dba IFS)(8)(19)(23)	First lien senior secured loan	S+	3.50%		4/2032	12,500	12,470	12,563
Infobip Inc.(8)(19)	First lien senior secured loan	S+	5.75%		6/2029	29,426	28,990	28,985

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(2)(18)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value
JS Parent, Inc. (dba Jama Software)(8)	First lien senior secured loan	S+	4.75%		4/2031	13,574	13,515	13,574
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(7)(19)	First lien senior secured loan	S+	4.50%		7/2028	99,740	99,641	99,740
Ministry Brands Holdings, LLC(7)	First lien senior secured loan	S+	5.50%		12/2028	18,809	18,592	18,667
Ministry Brands Holdings, LLC(10)(16)	First lien senior secured revolving loan	P+	4.50%		12/2027	141	127	129
Perforce Software, Inc.(7)(14)	First lien senior secured loan	S+	4.75%		3/2031	4,950	4,929	4,734
Perforce Software, Inc.(7)(14)	First lien senior secured loan	S+	4.75%		6/2029	14,589	14,391	14,025
Simpler Postage, Inc. (dba Easypost)(8)(16)	First lien senior secured loan	S+	8.00%		6/2029	20,522	19,686	19,696
XPLOR T1, LLC(8)	First lien senior secured loan	S+	3.50%		6/2031	39,700	39,700	39,700
Zendesk, Inc.(8)(16)	First lien senior secured loan	S+	5.00%		11/2028	64,200	63,113	64,200
							742,091	742,848	22.5%
Banks
Finastra USA, Inc.(9)(19)	First lien senior secured loan	S+	7.25%		9/2029	59,658	59,065	59,658
Finastra USA, Inc.(8)(16)(19)	First lien senior secured revolving loan	S+	7.25%		9/2029	1,244	1,181	1,244
							60,246	60,902	1.8%
Beverages
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(7)	First lien senior secured loan	S+	6.25%		3/2027	31,037	30,819	30,571
							30,819	30,571	0.9%
Building Products
EET Buyer, Inc. (dba e-Emphasys)(8)	First lien senior secured loan	S+	4.75%		11/2027	6,317	6,254	6,317
							6,254	6,317	0.2%
Buildings & Real Estate
Associations, Inc.(8)(16)	First lien senior secured loan	S+	6.50%		7/2028	71,063	71,002	71,063
Associations Finance, Inc.(15)	Unsecured notes	N/A		14.25%	5/2030	28,613	28,448	28,613
							99,450	99,676	3.0%
Capital Markets
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(7)(16)	First lien senior secured loan	S+	5.00%		6/2030	12,570	12,459	12,570
							12,459	12,570	0.4%
Commercial Services & Supplies
Access CIG, LLC(9)(14)	First lien senior secured loan	S+	4.25%		8/2028	14,750	14,750	14,803
Charter NEX US, Inc.(7)(14)	First lien senior secured loan	S+	2.75%		11/2030	5,142	5,142	5,158

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(2)(18)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value
Denali BuyerCo, LLC (dba Summit Companies)(8)(16)	First lien senior secured loan	S+	5.25%		9/2028	47,733	47,092	47,733
Pye-Barker Fire & Safety, LLC(8)(16)	First lien senior secured loan	S+	4.50%		5/2031	31,180	31,022	31,102
Pye-Barker Fire & Safety, LLC(8)(16)	First lien senior secured revolving loan	S+	4.50%		5/2030	536	518	525
SimpliSafe Holding Corporation(7)	First lien senior secured loan	S+	6.25%		5/2028	67,495	66,861	67,495
W.A. Kendall and Company, LLC(7)	First lien senior secured loan	S+	5.75%		4/2030	5,513	5,458	5,458
W.A. Kendall and Company, LLC(7)(16)	First lien senior secured revolving loan	S+	5.88%		4/2030	353	341	341
							171,184	172,615	5.2%
Construction & Engineering
Dodge Construction Network LLC(8)	First lien senior secured loan	S+	6.25%		1/2029	5,467	5,371	5,426
Dodge Construction Network LLC(8)(14)	First lien senior secured loan	S+	4.75%		2/2029	7,581	6,234	6,191
Engineered Machinery Holdings, Inc. (dba Duravant)(8)(14)	First lien senior secured loan	S+	3.50%		5/2028	16,710	16,642	16,802
							28,247	28,419	0.9%
Consumer Finance
Klarna Holding AB(8)(19)	Subordinated Floating Rate Notes	S+	7.00%		4/2034	32,666	32,666	32,666
							32,666	32,666	1.0%
Containers & Packaging
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(7)(14)	First lien senior secured loan	S+	3.25%		12/2030	7,425	7,425	7,375
Five Star Lower Holding LLC(8)(14)	First lien senior secured loan	S+	4.25%		5/2029	21,273	21,077	21,203
Pro Mach Group, Inc.(7)(14)	First lien senior secured loan	S+	2.75%		8/2028	4,963	4,963	4,971
Tricorbraun Holdings, Inc.(7)(14)	First lien senior secured loan	S+	3.25%		3/2028	16,379	16,319	16,352
							49,784	49,901	1.5%
Diversified Consumer Services
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(7)(14)	First lien senior secured loan	S+	3.00%		10/2029	20,078	20,078	20,116
Eternal Buyer, LLC (dba Wedgewood Weddings)(8)	First lien senior secured loan	S+	4.75%		6/2032	14,375	14,303	14,303
Icefall Parent, Inc. (dba EngageSmart)(8)	First lien senior secured loan	S+	5.75%		1/2030	20,543	20,209	20,543
Learning Care Group (US) No. 2 Inc.(8)(14)	First lien senior secured loan	S+	4.00%		8/2028	7,369	7,369	7,353
Litera Bidco LLC(7)(16)	First lien senior secured loan	S+	5.00%		5/2028	50,559	50,367	50,432
Relativity ODA LLC(7)	First lien senior secured loan	S+	4.50%		5/2029	45,112	44,958	45,112
							157,284	157,859	4.8%

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(2)(18)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value
Diversified Financial Services
BCPE Pequod Buyer, Inc. (dba Envestnet)(7)(14)	First lien senior secured loan	S+	3.25%		11/2031	24,938	24,396	24,962
BTRS Holdings Inc. (dba Billtrust)(8)(16)	First lien senior secured loan	S+	5.50%		12/2028	45,595	45,436	45,470
Blackhawk Network Holdings, Inc.(7)(14)	First lien senior secured loan	S+	4.00%		3/2029	89,152	89,152	89,571
Computer Services, Inc. (dba CSI)(8)	First lien senior secured loan	S+	5.25%		11/2029	38,503	38,136	38,503
Computer Services, Inc. (dba CSI)(8)	First lien senior secured loan	S+	4.75%		11/2029	33,161	33,010	33,161
Deerfield Dakota Holdings(8)(14)	First lien senior secured loan	S+	3.75%		4/2027	10,026	9,936	9,726
Minotaur Acquisition, Inc. (dba Inspira Financial)(7)	First lien senior secured loan	S+	5.00%		6/2030	62,275	61,704	62,275
Pushpay USA Inc(8)(19)	First lien senior secured loan	S+	4.00%		8/2031	4,975	4,975	5,000
Smarsh Inc.(8)(16)	First lien senior secured loan	S+	4.75%		2/2029	34,489	34,279	34,399
							341,024	343,067	10.4%
Diversified Telecommunication Services
Level 3 Financing, Inc.(7)(14)(19)	First lien senior secured loan	S+	4.25%		3/2032	20,000	19,707	20,204
							19,707	20,204	0.6%
Entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(9)(19)	First lien senior secured loan	S+	5.25%		7/2031	70,064	69,253	70,064
							69,253	70,064	2.1%
Equity Real Estate Investment Trusts (REITs)
Storable, Inc.(7)(14)	First lien senior secured loan	S+	3.25%		4/2031	53,483	53,409	53,382
Storable Intermediate Holdings, LLC(7)	First lien senior secured loan	S+		6.00%	4/2032	45,808	45,581	45,579
							98,990	98,961	3.0%
Food & Staples Retailing
Fiesta Purchaser, Inc. (dba Shearer's Foods)(7)(14)	First lien senior secured loan	S+	3.25%		2/2031	9,900	9,900	9,919
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(7)	First lien senior secured loan	S+	4.50%		12/2029	145,387	145,387	145,387
							155,287	155,306	4.7%
Food Products
Vital Bidco AB (dba Vitamin Well)(8)(19)	First lien senior secured loan	S+	4.50%		10/2031	19,041	18,754	19,041
							18,754	19,041	0.6%
Health Care Equipment & Supplies
Cambrex Corporation(7)	First lien senior secured loan	S+	4.75%		3/2032	13,673	13,541	13,639

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(2)(18)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value
Confluent Medical Technologies, Inc.(8)(14)	First lien senior secured loan	S+	3.25%		2/2029	14,774	14,774	14,756
Packaging Coordinators Midco, Inc.(8)	First lien senior secured loan	S+	4.75%		1/2032	76,906	75,898	75,944
PerkinElmer U.S. LLC(7)	First lien senior secured loan	S+	4.75%		3/2029	57,969	57,859	57,389
Resonetics, LLC(8)(14)	First lien senior secured loan	S+	3.25%		6/2031	9,925	9,925	9,925
							171,997	171,653	5.2%
Health Care Providers & Services
Azalea TopCo, Inc. (dba Press Ganey)(7)(14)	First lien senior secured loan	S+	3.25%		4/2031	5,120	5,117	5,126
Covetrus, Inc.(8)	Second lien senior secured loan	S+	9.25%		10/2030	25,000	24,606	23,625
Engage Debtco Limited(8)(19)	First lien senior secured loan	S+	3.33%	2.75%	7/2029	9,891	9,737	9,471
Engage Debtco Limited(8)(19)	First lien senior secured delayed draw term loan	S+	3.18%	2.54%	7/2029	3,211	3,167	3,075
EresearchTechnology, Inc. (dba Clario)(7)(16)	First lien senior secured loan	S+	4.75%		1/2032	59,891	59,283	59,252
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(8)	First lien senior secured loan	S+	4.75%		12/2029	45,465	44,793	45,465
MED ParentCo, LP(8)(14)	First lien senior secured loan	S+	3.25%		4/2031	14,888	14,888	14,931
OneOncology, LLC(8)(16)	First lien senior secured loan	S+	4.75%		6/2030	25,927	25,801	25,798
OneOncology, LLC(8)	First lien senior secured delayed draw term loan	S+	5.00%		6/2030	24,897	24,733	24,897
PetVet Care Centers, LLC(7)	First lien senior secured loan	S+	6.00%		11/2030	38,661	38,342	36,535
Plasma Buyer LLC (dba PathGroup)(8)	First lien senior secured loan	S+	5.75%		5/2029	16,549	16,339	16,011
Plasma Buyer LLC (dba PathGroup)(8)	First lien senior secured delayed draw term loan	S+	6.25%		5/2029	625	616	604
Plasma Buyer LLC (dba PathGroup)(8)	First lien senior secured revolving loan	S+	5.75%		5/2028	1,882	1,864	1,821
Puma Buyer, LLC (dba PANTHERx)(8)	First lien senior secured loan	S+	4.25%		3/2032	20,667	20,516	20,667
Valeris, Inc. (fka Phantom Purchaser, Inc.)(8)	First lien senior secured loan	S+	5.00%		9/2031	8,865	8,783	8,842
Valeris, Inc. (fka Phantom Purchaser, Inc.)(8)	First lien senior secured loan	S+	4.75%		9/2031	15,198	15,048	15,046
							313,633	311,166	9.4%
Health Care Technology
Athenahealth Group Inc.(7)(14)	First lien senior secured loan	S+	2.75%		2/2029	20,463	20,463	20,430
Color Intermediate, LLC (dba ClaimsXten)(7)	First lien senior secured loan	S+	4.75%		10/2029	38,641	38,641	38,544
Cotiviti, Inc.(7)(14)	First lien senior secured loan	S+	2.75%		5/2031	4,995	4,867	4,967

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(2)(18)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(7)	First lien senior secured loan	S+	5.00%		8/2031	84,384	83,944	84,384
Dragonfly Health, Inc. (f/k/a StateServ Acquisition, Inc.)(8)(16)	First lien senior secured loan	S+	5.75%		11/2027	7,525	7,446	7,442
Ensemble RCM, LLC(8)(14)	First lien senior secured loan	S+	3.00%		8/2029	12,356	12,286	12,401
GI Ranger Intermediate, LLC (dba Rectangle Health)(7)	First lien senior secured loan	S+	5.75%		10/2028	4,163	4,116	4,080
Greenway Health, LLC(8)	First lien senior secured loan	S+	6.75%		4/2029	4,641	4,536	4,583
Hyland Software, Inc.(7)	First lien senior secured loan	S+	5.00%		9/2030	39,882	39,882	39,882
Imprivata, Inc.(8)(14)	First lien senior secured loan	S+	3.00%		12/2027	20,462	20,462	20,525
Indikami Bidco, LLC (dba IntegriChain)(7)	First lien senior secured loan	S+	4.00%	2.50%	12/2030	33,095	32,486	32,764
Indikami Bidco, LLC (dba IntegriChain)(7)(16)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030	513	476	507
Indikami Bidco, LLC (dba IntegriChain)(7)(16)	First lien senior secured revolving loan	S+	6.00%		6/2030	2,435	2,380	2,403
Inovalon Holdings, Inc.(8)	First lien senior secured loan	S+	3.00%	2.75%	11/2028	87,931	87,802	87,931
Inovalon Holdings, Inc.(8)	Second lien senior secured loan	S+		8.50%	11/2033	33,559	33,559	33,559
Interoperability Bidco, Inc. (dba Lyniate)(8)(16)	First lien senior secured loan	S+	5.75%		3/2028	27,867	27,802	27,359
Modernizing Medicine, Inc. (dba ModMed)(8)	First lien senior secured loan	S+	2.50%	2.75%	4/2032	61,701	61,099	61,084
Neptune Holdings, Inc. (dba NexTech)(8)	First lien senior secured loan	S+	4.50%		8/2030	30,419	30,279	30,419
PointClickCare Technologies, Inc.(9)(14)(19)	First lien senior secured loan	S+	3.25%		11/2031	29,850	29,777	29,943
Project Ruby Ultimate Parent Corp. (dba Wellsky)(7)(14)	First lien senior secured loan	S+	3.00%		3/2028	24,751	24,751	24,770
Raven Acquisition Holdings, LLC (dba R1 RCM)(7)(14)	First lien senior secured loan	S+	3.25%		11/2031	23,275	23,161	23,247
RL Datix Holdings (USA), Inc.(9)	First lien senior secured loan	S+	5.25%		4/2031	29,817	29,557	29,668
RL Datix Holdings (USA), Inc.(11)	First lien senior secured GBP term loan	SA+	5.25%		4/2031	£13,808	17,097	18,827
RL Datix Holdings (USA), Inc.(9)(16)	First lien senior secured revolving loan	S+	5.25%		10/2030	1,294	1,246	1,265
Salinger Bidco Inc. (dba Surgical Information Systems)(8)	First lien senior secured loan	S+	5.75%		8/2031	79,922	78,833	79,922
Salinger Bidco Inc. (dba Surgical Information Systems)(8)(16)	First lien senior secured revolving loan	S+	5.75%		5/2031	1,547	1,447	1,547

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(2)(18)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value
Zelis Cost Management Buyer, Inc.(7)(14)	First lien senior secured loan	S+	2.75%		9/2029	9,875	9,837	9,802
Zelis Cost Management Buyer, Inc.(7)(14)	First lien senior secured loan	S+	3.25%		11/2031	15,772	15,695	15,671
							743,927	747,926	22.6%
Hotels, Restaurants & Leisure
CE Intermediate I, LLC (dba Clubessential)(8)(14)(23)	First lien senior secured loan	S+	3.00%		2/2032	9,950	9,950	9,938
Troon Golf, L.L.C.(8)(16)	First lien senior secured loan	S+	4.75%		8/2028	21,665	21,652	21,665
							31,602	31,603	1.0%
Household Products
WU Holdco, Inc. (dba PurposeBuilt Brands)(8)	First lien senior secured loan	S+	4.75%		4/2032	18,955	18,909	18,908
							18,909	18,908	0.6%
Industrial Conglomerates
Aptean Acquiror, Inc. (dba Aptean)(8)(16)	First lien senior secured loan	S+	4.75%		1/2031	48,258	47,881	48,258
							47,881	48,258	1.5%
Insurance
Acrisure, LLC(14)(15)(19)	Unsecured notes	N/A	8.50%		6/2029	3,000	3,000	3,128
Acrisure, LLC(7)(14)(19)	First lien senior secured loan	S+	3.00%		11/2030	10,458	10,458	10,421
Alera Group, Inc.(7)(14)	First lien senior secured loan	S+	3.25%		5/2032	7,500	7,463	7,521
Alera Group, Inc.(7)(14)	Second lien senior secured loan	S+	5.50%		5/2033	12,500	12,438	12,729
AmeriLife Holdings LLC(9)	First lien senior secured loan	S+	4.75%		8/2029	37,472	37,062	37,285
AmeriLife Holdings LLC(8)(16)	First lien senior secured delayed draw term loan	S+	4.84%		8/2029	3,809	3,791	3,788
AmeriLife Holdings LLC(8)(16)	First lien senior secured revolving loan	S+	4.75%		8/2028	350	318	329
Ardonagh Midco 3 PLC(8)(14)(19)	First lien senior secured loan	S+	2.75%		2/2031	16,209	16,179	16,068
AssuredPartners, Inc.(7)(14)	First lien senior secured loan	S+	3.50%		2/2031	9,875	9,864	9,898
Asurion, LLC(7)(14)	First lien senior secured loan	S+	4.25%		8/2028	2,955	2,939	2,920
Asurion, LLC(7)(14)	First lien senior secured loan	S+	4.25%		9/2030	10,770	10,447	10,453
Asurion, LLC(7)(14)	First lien senior secured loan	S+	3.25%		7/2027	9,974	9,961	9,959
Asurion, LLC(7)(14)	Second lien senior secured loan	S+	5.25%		1/2029	29,332	28,052	27,156
Atlas US Finco, Inc. (dba Nearmap)(8)(19)	First lien senior secured loan	S+	5.00%		12/2029	9,052	9,007	9,006
Diamond Insure Bidco (dba Acturis)(13)(19)	First lien senior secured EUR term loan	E+	4.25%		7/2031	€624	659	730

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(2)(18)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value
Diamond Insure Bidco (dba Acturis)(11)(19)	First lien senior secured GBP term loan	SA+	4.50%		7/2031	£2,042	2,536	2,784
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(7)	First lien senior secured loan	S+	7.00%		3/2029	1,064	1,045	1,064
Galway Borrower LLC(8)(16)	First lien senior secured delayed draw term loan	S+	4.50%		9/2028	1,254	1,245	1,254
Hyperion Refinance S.à r.l (dba Howden Group)(7)(14)(19)	First lien senior secured loan	S+	3.00%		2/2031	29,626	29,626	29,703
Integrated Specialty Coverages, LLC(7)	First lien senior secured loan	S+	4.75%		7/2030	78,406	78,152	78,406
Integrity Marketing Acquisition, LLC(8)	First lien senior secured loan	S+	5.00%		8/2028	66,087	65,795	66,087
Mitchell International, Inc.(7)(14)	First lien senior secured loan	S+	3.25%		6/2031	22,530	22,431	22,494
Mitchell International, Inc.(7)(14)	Second lien senior secured loan	S+	5.25%		6/2032	7,300	7,267	7,153
Simplicity Financial Marketing Group Holdings, Inc.(7)	First lien senior secured loan	S+	5.00%		12/2031	21,375	21,172	21,161
Simplicity Financial Marketing Group Holdings, Inc.(9)(16)	First lien senior secured delayed draw term loan	S+	5.00%		12/2031	1,268	1,236	1,233
Trucordia Insurance Holdings, LLC(7)	First lien senior secured loan	S+	3.25%		6/2032	20,000	19,950	19,950
Trucordia Insurance Holdings, LLC(7)	Second lien senior secured loan	S+	5.75%		6/2033	25,000	24,751	24,750
							436,844	437,430	13.2%
Internet & Direct Marketing Retail
Aurelia Netherlands B.V.(12)(19)	First lien senior secured EUR term loan	E+	4.75%		5/2031	€25,283	28,575	29,678
							28,575	29,678	0.9%
IT Services
Kaseya Inc.(7)(14)	First lien senior secured loan	S+	3.25%		3/2032	49,875	49,633	50,045
Kaseya Inc.(7)(14)	Second lien senior secured loan	S+	5.00%		3/2033	13,846	13,758	13,850
Marcel Bidco LLC (dba SUSE)(7)(14)(19)(23)	First lien senior secured loan	S+	3.50%		11/2030	17,617	17,617	17,695
Renaissance Learning, Inc.(8)(14)	First lien senior secured loan	S+	4.00%		4/2030	976	973	884
Saphilux S.a.r.L. (dba IQ-EQ)(9)(14)(19)	First lien senior secured loan	S+	3.50%		7/2028	24,256	24,256	24,367
Severin Acquisition, LLC (dba PowerSchool)(7)(16)	First lien senior secured loan	S+	2.75%	2.25%	10/2031	67,285	66,621	66,356
Severin Acquisition, LLC (dba PowerSchool)(7)(16)	First lien senior secured revolving loan	S+	4.75%		10/2031	3,542	3,469	3,440
Spaceship Purchaser, Inc. (dba Squarespace)(8)	First lien senior secured loan	S+	5.00%		10/2031	67,666	67,353	67,666
							243,680	244,303	7.4%

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(2)(18)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value
Life Sciences Tools & Services
Bamboo US BidCo LLC(8)(16)	First lien senior secured loan	S+	5.25%		9/2030	23,408	23,363	23,408
Bamboo US BidCo LLC(12)	First lien senior secured EUR term loan	E+	5.25%		9/2030	€12,493	13,143	14,665
Bracket Intermediate Holding Corp.(8)(14)	First lien senior secured loan	S+	4.25%		5/2028	19,602	19,602	19,647
Commander Buyer, Inc. (dba CenExel)(8)	First lien senior secured loan	S+	4.75%		6/2032	16,566	16,476	16,476
Creek Parent, Inc. (dba Catalent)(7)	First lien senior secured loan	S+	5.25%		12/2031	51,245	50,399	51,245
							122,983	125,441	3.8%
Machinery
Faraday Buyer, LLC (dba MacLean Power Systems)(7)	First lien senior secured loan	S+	6.00%		10/2028	17,787	17,532	17,654
FR Flow Control CB LLC (dba Trillium Flow Technologies)(8)(19)	First lien senior secured loan	S+	5.00%		12/2029	18,242	18,117	18,105
FR Flow Control CB LLC (dba Trillium Flow Technologies)(7)(16)(19)	First lien senior secured revolving loan	S+	5.00%		12/2029	333	313	311
							35,962	36,070	1.1%
Media
Monotype Imaging Holdings Inc.(8)(16)	First lien senior secured loan	S+	5.50%		2/2031	34,537	34,306	34,537
							34,306	34,537	1.0%
Multiline Retail
PDI TA Holdings, Inc.(8)(16)	First lien senior secured loan	S+	5.50%		2/2031	16,683	16,462	16,507
							16,462	16,507	0.5%
Pharmaceuticals
Pacific BidCo Inc.(9)(19)	First lien senior secured loan	S+	4.12%	1.88%	8/2029	9,195	9,052	9,080
Pacific BidCo Inc.(9)(19)	First lien senior secured delayed draw term loan	S+	5.75%		8/2029	954	938	943
							9,990	10,023	0.3%
Professional Services
AQ Carver Buyer, Inc. (dba CoAdvantage)(8)(14)	First lien senior secured loan	S+	5.50%		8/2029	9,825	9,679	9,669
Certinia Inc.(8)	First lien senior secured loan	S+	5.25%		8/2030	58,824	58,076	58,824
CloudPay, Inc.(8)(19)	First lien senior secured loan	S+	7.50%		7/2029	7,636	7,575	7,407
DCCM, LLC(8)	First lien senior secured loan	S+	4.75%		6/2032	14,855	14,707	14,707
EP Purchaser, LLC (dba Entertainment Partners)(8)(14)	First lien senior secured loan	S+	4.50%		11/2028	4,888	4,755	4,802
Gerson Lehrman Group, Inc.(8)	First lien senior secured loan	S+	5.00%		12/2027	47,120	46,839	47,120

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(2)(18)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value
iSolved, Inc.(7)(14)	First lien senior secured loan	S+	3.00%		10/2030	10,524	10,519	10,553
Motus Group, LLC(8)(14)	First lien senior secured loan	S+	3.75%		12/2028	12,341	12,341	12,318
OneDigital Borrower LLC(7)(14)	First lien senior secured loan	S+	3.00%		7/2031	6,237	6,237	6,220
OneDigital Borrower LLC(7)(14)	Second lien senior secured loan	S+	5.25%		7/2032	3,700	3,683	3,696
Project Boost Purchaser, LLC (dba J.D. Power)(8)(14)	First lien senior secured loan	S+	3.00%		7/2031	12,252	12,238	12,268
Project Boost Purchaser, LLC (dba J.D. Power)(8)(14)	Second lien senior secured loan	S+	5.25%		7/2032	3,750	3,733	3,772
Proofpoint, Inc.(7)(14)	First lien senior secured term loan	S+	3.00%		8/2028	29,524	29,381	29,527
Sensor Technology Topco, Inc. (dba Humanetics)(8)(16)	First lien senior secured loan	S+	7.00%		5/2028	25,659	25,592	25,659
Sensor Technology Topco, Inc. (dba Humanetics)(12)(16)	First lien senior secured EUR term loan	E+	7.25%		5/2028	€4,386	4,759	5,158
Sovos Compliance, LLC(7)(14)	First lien senior secured loan	S+	4.00%		8/2029	23,250	23,250	23,352
TK Operations Ltd (dba Travelperk, Inc.)(15)(19)	First lien senior secured loan	N/A		11.50%	5/2029	15,052	14,037	14,299
UKG Inc. (dba Ultimate Software)(7)(14)	First lien senior secured loan	S+	3.00%		2/2031	20,746	20,730	20,819
Vensure Employer Services, Inc.(7)	First lien senior secured loan	S+	4.76%		9/2031	36,197	35,867	35,835
							343,998	346,005	10.5%
Real Estate Management & Development
Entrata, Inc.(7)	First lien senior secured loan	S+	5.75%		7/2030	33,970	33,570	33,970
RealPage, Inc.(8)(14)	First lien senior secured loan	S+	3.00%		4/2028	20,062	19,801	19,907
RealPage, Inc.(8)(14)	First lien senior secured loan	S+	3.75%		4/2028	19,102	19,003	19,102
							72,374	72,979	2.2%
Systems Software
Activate Holdings (US) Corp. (dba Absolute Software)(8)(19)	First lien senior secured loan	S+	5.50%		7/2030	48,581	48,410	48,581
Appfire Technologies, LLC(8)	First lien senior secured loan	S+	5.00%		3/2028	13,919	13,889	13,919
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(7)	First lien senior secured loan	S+	6.00%		3/2031	25,651	25,319	25,651
Barracuda Parent, LLC(8)(14)	First lien senior secured loan	S+	4.50%		8/2029	30,831	30,232	25,507
Barracuda Parent, LLC(8)	First lien senior secured loan	S+	6.50%		8/2029	20,442	19,861	18,500
Barracuda Parent, LLC(8)	Second lien senior secured loan	S+	7.00%		8/2030	55,875	54,632	41,348

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(2)(18)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value
Bayshore Intermediate #2, L.P. (dba Boomi)(7)	First lien senior secured loan	S+	2.88%	3.38%	10/2028	48,425	48,418	48,425
Bayshore Intermediate #2, L.P. (dba Boomi)(8)(16)	First lien senior secured revolving loan	S+	5.75%		10/2027	492	479	492
Cloud Software Group, Inc.(8)(14)	First lien senior secured loan	S+	3.75%		3/2031	27,467	27,467	27,508
Cloud Software Group, Inc.(7)(14)	First lien senior secured loan	S+	3.50%		3/2029	22,007	22,007	22,023
Clover Holdings 2, LLC (dba Cohesity)(8)(14)	First lien senior secured loan	S+	4.00%		12/2031	13,446	13,301	13,450
ConnectWise, LLC(8)(14)	First lien senior secured loan	S+	3.50%		9/2028	5,779	5,734	5,803
Crewline Buyer, Inc. (dba New Relic)(7)	First lien senior secured loan	S+	6.75%		11/2030	94,034	92,861	93,094
Databricks, Inc.(7)	First lien senior secured loan	S+	4.50%		1/2031	48,571	48,331	48,450
Delta TopCo, Inc. (dba Infoblox, Inc.)(8)(14)	First lien senior secured loan	S+	2.75%		12/2029	17,072	17,072	16,941
Forescout Technologies, Inc.(8)	First lien senior secured loan	S+	5.00%		5/2031	1,225	1,220	1,225
Oranje Holdco, Inc. (dba KnowBe4)(8)	First lien senior secured loan	S+	7.75%		2/2029	4,273	4,229	4,273
Oranje Holdco, Inc. (dba KnowBe4)(8)	First lien senior secured loan	S+	7.25%		2/2029	25,275	25,073	25,211
Ping Identity Holding Corp.(8)	First lien senior secured loan	S+	4.75%		10/2029	43,567	43,492	43,567
Project Alpha Intermediate Holding, Inc. (dba Qlik)(8)(14)	First lien senior secured loan	S+	3.25%		10/2030	29,626	29,558	29,754
Securonix, Inc.(8)	First lien senior secured loan	S+	4.00%	3.75%	4/2029	20,151	20,045	18,085
Securonix, Inc.(8)(16)	First lien senior secured revolving loan	S+	7.00%		4/2029	80	63	(285)
Sitecore Holding III A/S(8)	First lien senior secured loan	S+	3.25%	4.00%	3/2029	4,964	4,939	4,964
Sitecore Holding III A/S(12)	First lien senior secured EUR term loan	E+	3.25%	4.00%	3/2029	€28,801	30,250	33,808
Sitecore USA, Inc.(8)	First lien senior secured loan	S+	3.25%	4.00%	3/2029	29,929	29,775	29,929
Sophos Holdings, LLC(7)(14)(19)	First lien senior secured loan	S+	3.50%		3/2027	7,744	7,682	7,770
Talon MidCo 2 Limited(7)(19)	First lien senior secured loan	S+	5.18%		8/2028	32,942	32,563	32,942
Tricentis Operations Holdings, Inc.(7)	First lien senior secured loan	S+	1.38%	4.88%	2/2032	60,700	60,128	60,093
							757,030	741,028	22.4%
Water Utilities
Vessco Midco Holdings, LLC(7)(16)	First lien senior secured loan	S+	4.75%		7/2031	10,561	10,460	10,508
							10,460	10,508	0.3%

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(2)(18)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value
Wireless Telecommunication Services
CCI BUYER, INC. (dba Consumer Cellular)(8)	First lien senior secured loan	S+	5.00%		5/2032	32,597	32,275	32,271
							32,275	32,271	1.0%

Total non-controlled/non-affiliated debt investments							$5,634,966	$5,635,506	170.5%
Total non-controlled/non-affiliated misc. debt commitments(16)(27)(Note 7)							$(2,761)	$(1,790)	(0.1)%
Total non-controlled/non-affiliated portfolio company debt investments							$5,632,205	$5,633,716	170.4%
Equity Investments
Application Software
AlphaSense, LLC(17)(21)	Series E Preferred Shares	N/A			N/A	96,072	4,342	4,694
Project Alpine Co-Invest Fund, LP(17)(19)(21)	LP Interest	N/A			N/A	$6,667	6,671	8,755
Simpler Postage, Inc. (dba Easypost)(17)(21)	Warrants	N/A			N/A	68,396	861	817
Zoro TopCo, Inc.(8)(21)	Series A Preferred Equity	S+		9.50%	N/A	8,057	7,825	7,972
Zoro TopCo, L.P.(17)(21)	Class A Common Units	N/A			N/A	671,414	6,714	7,536
							26,413	29,774	0.9%
Health Care Providers & Services
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(17)(21)	Class A Interest	N/A			N/A	317	3,171	4,283
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(15)(21)	Series A Preferred Stock	N/A		15.00%	N/A	4,419	5,445	5,057
							8,616	9,340	0.3%
Health Care Technology
Minerva Holdco, Inc.(15)(21)	Senior A Preferred Stock	N/A		10.75%	N/A	40,000	56,981	56,933
ModMed Software Midco Holdings, Inc. (dba ModMed)(15)(21)	Series A Preferred Units	N/A		13.00%	N/A	13,733,060	13,390	13,390
Orange Blossom Parent, Inc.(17)(21)	Common Units	N/A			N/A	16,667	1,667	1,720
							72,038	72,043	2.2%
Insurance
Accelerate Topco Holdings, LLC(17)(21)	Common Units	N/A			N/A	12,822	354	612
Hockey Parent Holdings, L.P.(17)(21)	Class A Common Units	N/A			N/A	7,500	7,500	9,000
							7,854	9,612	0.3%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(9)(21)	Perpetual Preferred Stock	S+		11.00%	N/A	31,500	46,516	46,967
							46,516	46,967	1.4%

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(2)(18)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value
Life Sciences & Services
Baypine Commander Co-Invest, LP(17)(19)(21)	LP Interest	N/A			N/A	904	904	904
							904	904	—%
Pharmaceuticals
XOMA Corporation(17)(21)	Warrants	N/A			N/A	4,200	29	41
							29	41	—%
Professional Services
CloudPay, Inc.(15)(19)(21)	Series E Preferred Stock	N/A		13.50%	N/A	30,846	7,501	7,501
TravelPerk, Inc.(17)(19)(21)	Warrants	N/A			N/A	76,878	985	1,598
Vestwell Holdings, Inc.(17)(21)	Series D Preferred Stock	N/A			N/A	152,175	3,020	3,226
							11,506	12,325	0.4%
Systems Software
Chrome Investors LP(16)(17)(19)(21)	LP Interest	N/A			N/A	$8,754	8,757	8,754
Elliott Alto Co-Investor Aggregator L.P.(17)(19)(21)	LP Interest	N/A			N/A	$7,836	7,887	14,211
Halo Parent Newco, LLC(15)(21)	Class H PIK Preferred Equity	N/A		11.00%	N/A	10,000	13,783	10,157
Project Hotel California Co-Invest Fund, L.P.(14)(17)(19)(21)	LP Interest	N/A			N/A	$6,712	6,682	12,345
Securiti, Inc.(17)(21)	Series C Preferred Shares	N/A			N/A	1,262,785	10,002	10,865
							47,111	56,332	1.7%
Total non-controlled/non-affiliated portfolio company equity investments							$220,987	$237,338	7.2%
Total non-controlled/non-affiliated portfolio company investments							$5,853,192	$5,871,054	177.6%
Non-controlled/affiliated portfolio company equity investments
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(19)(20)(21)	Preferred equity	N/A			N/A	2,658	2,690	2,444
LSI Financing LLC(16)(19)(20)(21)(25)(26)	Common Equity	N/A			N/A	18,258	18,258	19,082
							20,948	21,526	0.7%
Total non-controlled/affiliated portfolio company equity investments							$20,948	$21,526	0.7%
Controlled/affiliated portfolio company investments
Equity Investments
Joint Ventures
Blue Owl Credit SLF LLC(19)(21)(24)(25)(26)	LLC Interest	N/A			N/A	49,560	4,958	4,922
							4,958	4,922	0.1%
Total controlled/affiliated portfolio company equity investments							$4,958	$4,922	0.1%
Total Investments							$5,879,098	$5,897,502	178.4%

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

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
(4)As of June 30, 2025, the net estimated unrealized gain for U.S. federal income tax purposes was $64.0 million based on a tax cost basis of $5.8 billion. As of June 30, 2025, there were no estimated aggregate gross unrealized losses for U.S federal income tax purposes and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $64.0 million.
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
(7)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2025 was 4.32%.
(8)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2025 was 4.29%.
(9)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2025 was 4.15%.
(10)The interest rate on these loans is subject to PRIME, which as of June 30, 2025 was 7.50%.
(11)The interest rate on these loans is subject to SONIA, which as of June 30, 2025 was 4.22%.
(12)The interest rate on these loans is subject to 3 month EURIBOR, which as of June 30, 2025 was 1.94%.
(13)The interest rate on these loans is subject to 6 month EURIBOR, which as of June 30, 2025 was 2.05%.
(14)Level 2 investment.
(15)Contains a fixed rate structure.
(16)Position or portion thereof is a partially unfunded debt or equity commitment. See Note 7 “Commitments and Contingencies.”

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(27)
Non-controlled/non-affiliated - debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$22,237	$—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	—	5,509	(28)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	4,064	(30)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	12/2025	—	4,010	(30)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	6/2026	3,809	717	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	2/2027	—	3,861	(10)
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	2/2027	45	4,601	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	12/2025	—	4,215	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	6/2026	—	2,688	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	2,703	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	1,685	3,441	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	11/2026	257	5,229	—
Cambrex Corporation	First lien senior secured delayed draw term loan	3/2027	—	2,041	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	4,518	(11)
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	2/2026	—	22,991	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	6/2027	—	70	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	6/2026	1,007	1,231	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2026	—	2,912	—
Databricks, Inc.	First lien senior secured delayed draw term loan	7/2026	—	10,929	—
DCCM, LLC	First lien senior secured delayed draw term loan	6/2027	—	7,246	(36)
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	1/2027	6,552	7,149	—
Dragonfly Health, Inc. (f/k/a StateServ Acquisition, Inc.)	First lien senior secured delayed draw term loan	12/2025	—	6,526	(33)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	4/2026	—	2,557	—

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(27)
EresearchTechnology, Inc. (dba Clario)	First lien senior secured delayed draw term loan	1/2027	1,327	8,150	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured delayed draw term loan	6/2027	—	2,875	(7)
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11/2025	—	1,896	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	3,667	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	8/2025	229	142	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	1,008	5,207	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	513	3,972	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	5,282	—
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	2/2027	—	5,190	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	10,340	907	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	4,709	(12)
ManTech International Corporation	First lien senior secured delayed draw term loan	12/2025	—	2,080	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	5/2026	—	9,006	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	732	2,109	—
OneOncology, LLC	First lien senior secured delayed draw term loan	3/2027	5,164	16,353	—
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	4/2026	—	40,847	(204)
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	5,120	(230)
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5/2026	8,963	11,332	—
Raven Acquisition Holdings, LLC (dba R1 RCM)	First lien senior secured delayed draw term loan	10/2026	—	1,667	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	6,725	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	7,734	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	9/2025	325	158	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	9/2025	70	45	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	1,797	11,829	—
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	6/2026	1,760	16,587	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	1,268	4,443	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	—	6,211	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2026	—	4,038	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	9,691	—
Tricentis Operations Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	11,994	(60)
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	1,554	1,562	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	1,215	1,900	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	9/2026	—	3,646	(18)
W.A. Kendall and Company, LLC	First lien senior secured delayed draw term loan	6/2026	—	337	(3)
W.A. Kendall and Company, LLC	First lien senior secured delayed draw term loan	12/2026	—	8,266	(83)
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured delayed draw term loan	4/2027	—	4,611	(6)
Zendesk, Inc.	First lien senior secured delayed draw term loan	11/2025	4,581	10,041	—
Accommodations Plus Technologies LLC	First lien senior secured revolving loan	5/2032	—	3,200	(32)

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(27)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	3,011	—
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	9,220	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	3,443	(34)
Alera Group, Inc.	First lien senior secured revolving loan	5/2030	—	1,250	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	350	3,853	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	6,481	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	—	3,399	—
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2028	—	1,633	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	1,930	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	3,611	504	—
Atlas US Finco, Inc. (dba Nearmap)	First lien senior secured revolving loan	12/2028	—	948	(5)
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	2,850	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	4,103	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	492	3,611	—
BCPE Pequod Buyer, Inc. (dba Envestnet)	First lien senior secured revolving loan	11/2029	—	3,616	(36)
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	12/2028	4,405	4,405	—
Cambrex Corporation	First lien senior secured revolving loan	3/2032	—	1,786	(4)
CCI BUYER, INC. (dba Consumer Cellular)	First lien senior secured revolving loan	5/2032	—	1,903	(19)
Certinia Inc.	First lien senior secured revolving loan	8/2030	—	5,882	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	3,012	(15)
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	54	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	7,376	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	1,119	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	9,434	(94)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	7,280	—
DCCM, LLC	First lien senior secured revolving loan	6/2032	—	2,899	(29)
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3/2029	—	91	—
Dragonfly Health, Inc. (f/k/a StateServ Acquisition, Inc.)	First lien senior secured revolving loan	11/2027	257	929	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	430	—
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	4,462	(45)
Entrata, Inc.	First lien senior secured revolving loan	7/2028	—	3,941	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured revolving loan	10/2031	—	4,738	(47)
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured revolving loan	6/2032	—	2,875	(14)
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	—	2,215	—
Finastra USA, Inc.	First lien senior secured revolving loan	9/2029	1,244	5,023	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2030	—	176	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	333	2,667	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	11/2029	19	19	—

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(27)
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	246	538	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2027	—	2,391	—
Granicus, Inc.	First lien senior secured revolving loan	1/2031	230	1,414	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	1,919	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	1,957	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	2,435	769	—
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	7/2029	—	5,934	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	3,152	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	104	1,200	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2028	—	9,060	—
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	1,324	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	6,251	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	2,680	(7)
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	5,806	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	5,590	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	141	1,554	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	5,540	—
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	5,759	(58)
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	4,268	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	4,118	—
OneOncology, LLC	First lien senior secured revolving loan	6/2029	—	7,640	(38)
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	2/2029	—	534	—
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	1/2032	—	7,747	(97)
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	538	807	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	5,373	(295)
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	2,990	(7)
Ping Identity Holding Corp.	First lien senior secured revolving loan	10/2028	—	4,390	—
Plasma Buyer LLC (dba PathGroup)*	First lien senior secured revolving loan	5/2028	1,882	—	—
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	3,333	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	5/2030	536	3,750	—
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	3,854	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	1,294	4,594	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	1,547	6,188	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	80	3,479	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	—	2,077	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	3,542	4,631	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	2,857	(29)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	1,406	1,890	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	8,076	—

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(27)
Talon MidCo 2 Limited	First lien senior secured revolving loan	8/2028	—	2,738	—
Tricentis Operations Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	7,496	(75)
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	1,562	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	5/2029	—	2,106	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	1,038	(5)
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	—	4,468	—
W.A. Kendall and Company, LLC	First lien senior secured revolving loan	4/2030	353	782	—
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured revolving loan	4/2032	—	1,434	(4)
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	6,026	—
Proofpoint, Inc.	Second lien senior secured term loan	5/2033	—	38,245	—
Total non-controlled/non-affiliated - debt commitments			$79,246	$708,871	$(1,790)

Non-controlled/non-affiliated - equity commitments
Chrome Investors LP	LP Interest	N/A	$8,754	$2,189	$—
Total non-controlled/non-affiliated - equity commitments			$8,754	$2,189	$—

Non-controlled/affiliated - equity commitments
LSI Financing LLC	Common Equity	N/A	$18,258	$9,538	$—
Total non-controlled/affiliated - equity commitments			$18,258	$9,538	$—

Total Portfolio Company Commitments			$106,258	$720,598	$(1,790)
*Fully funded
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
(19)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2025, non-qualifying assets represented 13.3% of total assets as calculated in accordance with the regulatory requirements.
(20)Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities ("non-controlled affiliate"). Transactions during the period ended June 30, 2025 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair value at December 31, 2024	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Fair value at June 30, 2025	Interest Income	Dividend Income	Other Income
Non-controlled Affiliates
LSI Financing 1 DAC	$3,102	$—	$(395)	$(263)	$2,444	$—	$219	$—
LSI Financing LLC	21,110	3,878	(6,367)	461	19,082	—	720
Total Non-controlled Affiliates	$24,212	$3,878	$(6,762)	$198	$21,526	$—	$939	$—
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
(21)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2025, the aggregate fair value of these securities is $263.8 million or 8.0% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 09, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	May 04, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 23, 2022
Minerva Holdco, Inc.	Senior A Preferred Stock	May 02, 2022
Project Alpine Co-Invest Fund, LP	LP Interest	June 10, 2022
Securiti, Inc.	Series C Preferred Shares	July 28, 2022
Accelerate Topco Holdings, LLC	Common Units	September 01, 2022
Orange Blossom Parent, Inc.	Common Units	July 29, 2022
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
LSI Financing 1 DAC*	Preferred Equity	December 14, 2022
Hockey Parent Holdings, L.P.	Class A Common Units	September 14, 2023
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	December 12, 2023
Xoma Corporation	Warrants	December 15, 2023
Vestwell Holdings, Inc.	Series D Preferred Stock	December 20, 2023
TravelPerk, Inc.	Warrants	May 02, 2024
Simpler Postage, Inc. (dba Easypost)	Warrants	June 11, 2024
AlphaSense, LLC	Series E Preferred Shares	June 27, 2024
CloudPay, Inc.	Series E Preferred Stock	July 31, 2024
Blue Owl Credit SLF LLC**	LLC Interest	August 01, 2024
LSI Financing LLC*	Common Equity	November 24, 2024
Chrome Investors LP	LP Interest	January 25, 2025
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	April 30, 2025
Baypine Commander Co-Invest, LP	LP Interest	June 24, 2025
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
(24)     As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended June 30, 2025, were as follows:

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company	Fair value at December 31, 2024	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Fair value at June 30, 2025	Interest Income	Dividend Income	Other Income
Controlled Affiliates
Blue Owl Credit SLF(c)	$954	$4,009	$—	$(41)	$4,922	$—	$93	$—
Total Controlled Affiliates	$954	$4,009	$—	$(41)	$4,922	$—	$93	$—
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

Blue Owl Technology Income Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$72,998	$65,965	$147,973	$118,479
Net change in unrealized gain (loss)	10,254	(9,487)	(14,251)	(1,158)
Net realized gain (loss)	1,850	(408)	(616)	(404)
Net Increase (Decrease) in Net Assets Resulting from Operations	85,102	56,070	133,106	116,917
Distributions
Class S	(17,473)	(12,381)	(34,290)	(22,806)
Class D	(403)	(332)	(789)	(653)
Class I	(55,661)	(47,297)	(111,920)	(86,168)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(73,537)	(60,010)	(146,999)	(109,627)
Capital Share Transactions
Class S:
Issuance of shares of common stock	64,921	101,966	156,205	168,725
Share transfers between classes(1)	(2,368)	(352)	(5,465)	(8,267)
Repurchase of common shares	(16,306)	(11,239)	(31,968)	(13,197)
Reinvestment of shareholders' distributions	10,010	6,228	19,305	11,288
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	56,257	96,603	138,077	158,549
Class D:
Issuance of shares of common stock	1,660	393	3,310	774
Share transfers between classes(1)	—	—	—	(13,605)
Repurchase of common shares	—	(169)	(147)	(169)
Reinvestment of shareholders' distributions	111	109	207	259
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	1,771	333	3,370	(12,741)
Class I:
Issuance of shares of common stock	95,122	396,892	330,376	591,368
Share transfers between classes(1)	2,368	352	5,465	21,872
Repurchase of common shares	(130,914)	(26,086)	(213,642)	(39,336)
Reinvestment of shareholders' distributions	23,930	17,682	48,136	32,456
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	(9,494)	388,840	170,335	606,360
Total Increase (Decrease) in Net Assets	60,099	481,836	297,889	759,458
Net Assets, at beginning of period	$3,245,870	$2,159,225	$3,008,080	$1,881,603
Net Assets, at end of period	$3,305,969	$2,641,061	$3,305,969	$2,641,061
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

Blue Owl Technology Income Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands, except share amounts)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$133,106	$116,917
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,328,204)	(1,512,041)
Proceeds from investments and investment repayments, net	672,650	371,443
Net accretion/amortization of discount/premium on investments	(14,838)	(17,004)
Payment-in-kind interest	(13,937)	(9,922)
Payment-in-kind dividends	(8,471)	(7,530)
Net change in unrealized (gain) loss on investments	13,171	725
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	1,352	421
Net realized (gain) loss on investments	2,338	—
Net realized (gain) loss on foreign currency transactions relating to investments	(1,537)	—
Amortization of debt issuance costs	3,401	2,516
Amortization of offering costs	610	821
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	4,521	(8,152)
(Increase) decrease in prepaid expenses and other assets	(4,846)	(3,844)
(Increase) decrease in receivables from affiliates	—	37
Increase (decrease) in payables to affiliates	2,045	4,158
Increase (decrease) in payable for investments purchased	(43,062)	25,945
Increase (decrease) in management fee payable	329	689
Increase (decrease) in performance based incentive fee payable	(1,357)	1,728
Increase (decrease) in accrued expenses and other liabilities	697	8,934
Net cash provided by (used in) operating activities	(582,032)	(1,024,159)
Cash Flows from Financing Activities
Borrowings on debt	1,575,000	1,532,995
Repayments of debt	(1,300,000)	(1,087,000)
Debt issuance costs	(6,355)	(7,752)
Proceeds from issuance of common shares	489,891	760,867
Offering costs paid	(1,521)	(2,266)
Distributions paid to shareholders	(82,667)	(56,367)
Repurchased shares	(195,476)	(55,499)
Net cash provided by (used in) financing activities	478,872	1,084,978
Net increase (decrease) in cash, including foreign cash	(103,160)	60,819
Cash, including foreign cash, beginning of period	199,014	47,861
Cash, including foreign cash, end of period	$95,854	$108,680

Supplemental and Non-Cash Information
Interest paid during the period	$80,344	$58,285
Distributions declared during the period	$146,999	$109,627
Reinvestment of distributions during the period	$67,648	$44,003
Distribution payable	$26,401	$26,127
Tender offer payable	$146,453	$37,494
Taxes, including excise tax, paid during the period	$178	$149

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
Blue Owl Technology Credit Advisors II LLC (“the Adviser” or “OTCA II”) serves as the Company’s investment adviser. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms, and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. Subject to the overall supervision of the Company`s board of directors (the “Board”), the Adviser manages the day-to-day operations and provides investment advisory and management services to the Company.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Since meeting the minimum offering requirement and commencing its continuous public offering through June 30, 2025, the Company has issued 85,507,732 shares of Class S common stock, 3,137,052 shares of Class D common stock, and 38,255,407 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $883.4 million, $32.0 million, and $392.5 million, respectively, including $1,000 of seed capital contributed by its Initial Shareholder. The Company has issued 229,689,431 shares of its Class I common stock to feeder vehicles primarily created to hold the Company’s Class I shares in a Private Offering and raised gross proceeds of approximately $2.3 billion. The offer and sale of these Class I shares was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or Regulation S thereunder (the “Private Offering”).
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
PIK interest and PIK dividend income consisted of the following for the periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
PIK Interest Income	$6,828	$5,562	$13,048	$10,878
PIK Interest Income as a % of Investment Income	4.8%	4.4%	4.6%	4.7%
PIK Dividend Income	$4,618	$5,130	$8,901	$8,985
PIK Dividend Income as a % of Investment Income	3.3%	4.1%	3.1%	3.9%
Total PIK Income	$11,446	$10,692	$21,949	$19,863
Total PIK Income as a % of Investment Income	8.1%	8.5%	7.7%	8.6%
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
The Company does not consolidate its equity interest in Blue Owl Credit SLF LLC (“Credit SLF”). For further description of the Company's investment in Credit SLF, see Note 4 “Investments”.
Segment Reporting
In accordance with ASC Topic 280 – “Segment Reporting (ASC 280),” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer, president, and chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholder’s equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
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

Note 3. Agreements and Related Party Transactions
As of June 30, 2025 and December 31, 2024, the Company had payables to affiliates of $15.4 million and $15.1 million, primarily comprised of $10.4 million and $11.8 million of accrued performance based incentive fees, respectively, and $3.5 million and $3.1 million of management fees, respectively. The payable to affiliates also includes $1.5 million and $0.2 million of operating expenses as of June 30, 2025 and December 31, 2024, respectively.
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
For the three and six months ended June 30, 2025, management fees were $10.2 million, net of $15.2 thousand in management fee waivers, and $19.9 million, net of $20.6 thousand in management fee waivers, respectively. For the three and six months ended June 30, 2024, management fees were $7.1 million and $13.1 million, respectively.
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
For the three and six months ended June 30, 2025, performance-based incentive fees were $10.4 million and $20.9 million, respectively. For the three and six months ended June 30, 2024, performance-based incentive fees were $9.2 million and $16.9 million, respectively.
For the three and six months ended June 30, 2025, capital gains-based incentive fees were $0.0 million and $(1.3) million, respectively, which is related to unrealized depreciation. For the three and six months ended June 30, 2024, capital gains-based incentive fees were $(1.2) million and $(0.2) million, respectively, which is related to unrealized depreciation.
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
For the three and six months ended June 30, 2025 the Company incurred $0.1 million and $0.7 million of organization and offering costs that are reimbursable to the Adviser, respectively. For the three and six months ended June 30, 2024, the Company incurred $1.4 million and $2.1 million of organization and offering costs that are reimbursable to the Adviser, respectively.

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
LSI Financing 1 DAC ("LSI Financing DAC") is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing DAC. As of June 30, 2025, the fair value of the Company's investment in LSI Financing DAC was $2.4 million and the Company's total commitment was $2.7 million.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. An affiliate of the Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the Company’s pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of June 30, 2025, the fair value of the Company's investment in LSI Financing LLC was $19.1 million and the Company's total commitment was $27.8 million. The Company does not consolidate its equity interest in LSI Financing LLC.

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
For the three and six months ended June 30, 2025, the Company incurred servicing fees with respect to Class S shares of $1.8 million and $3.5 million, respectively. For the three and six months ended June 30, 2024, the Company incurred servicing fees with respect to Class S shares of $1.2 million and $2.2 million, respectively. The Company deemed servicing fees with respect to the Class D shares insignificant to disclose for the three and six months ended June 30, 2025 and 2024.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 4. Investments
The table below presents our investments at amortized cost and fair value as of the following periods:

	As of		As of
	June 30, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$5,361,612	$5,377,671	$4,707,450	$4,727,263
Second-lien senior secured debt investments	206,479	191,638	175,078	165,292
Unsecured debt investments	64,114	64,407	62,158	62,455
Preferred equity investments(1)	171,495	169,206	178,160	174,580
Common equity investments(3)	70,440	89,658	63,304	73,254
Joint Ventures(2)	4,958	4,922	949	954
Total Investments	$5,879,098	$5,897,502	$5,187,099	$5,203,798
(1) Includes equity investment in LSI Financing DAC.
(2) Includes equity investment in Credit SLF.
(3) Includes equity investment in LSI Financing LLC.

The Company uses Global Industry Classification Standards (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of
	June 30, 2025	December 31, 2024
Aerospace & Defense	0.8%	0.9%
Airlines	0.3%	—%
Application Software	13.2%	12.4%
Banks	1.0%	1.2%
Beverages	0.5%	0.7%
Buildings & Real Estate	1.7%	1.8%
Building Products	0.1%	0.1%
Capital Markets	0.2%	0.1%
Commercial Services & Supplies	2.9%	3.1%
Construction & Engineering	0.5%	0.5%
Consumer Finance	0.6%	0.6%
Containers & Packaging	0.8%	1.0%
Diversified Consumer Services	2.7%	2.7%
Diversified Financial Services	5.8%	5.7%
Diversified Telecommunication Services	0.3%	0.3%
Entertainment	1.2%	1.3%
Equity Real Estate Investment Trusts (REITs)	1.7%	1.0%
Food & Staples Retailing	2.6%	3.0%
Food Products	0.3%	0.4%
Health Care Equipment & Supplies	2.9%	1.6%
Health Care Providers & Services	5.4%	4.2%
Health Care Technology	14.0%	13.0%
Hotels, Restaurants & Leisure	0.5%	1.0%
Household Products	0.3%	—%

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of
	June 30, 2025	December 31, 2024
Industrial Conglomerates	0.8%	0.7%
Insurance	7.7%	7.2%
Internet & Direct Marketing Retail	0.5%	0.5%
IT Services	4.9%	6.0%
Joint Ventures(2)(3)	0.1%	—%
Life Sciences Tools & Services	2.1%	2.3%
Machinery	0.6%	0.7%
Media	0.6%	0.7%
Multiline Retail	0.3%	0.3%
Pharmaceuticals(1)	0.5%	0.7%
Professional Services	6.1%	6.5%
Real Estate Management & Development	1.2%	1.4%
Specialty Retail	—%	0.1%
Systems Software	13.6%	16.1%
Water Utilities	0.2%	0.2%
Wireless Telecommunication Services	0.5%	—%
Total	100.0%	100.0%
(1) Includes equity investment in LSI Financing DAC and LSI Financing LLC.
(2) Includes equity investment in Credit SLF.
(3) As of December 31, 2024, our investment in Joint Ventures is insignificant.

The table below presents investments by geographic composition based on fair value as of the following periods:

	As of
	June 30, 2025	December 31, 2024
United States:
Midwest	14.6%	16.1%
Northeast	20.9%	19.3%
South	30.9%	29.9%
West	22.2%	23.0%
Australia	0.2%	—%
Canada	3.0%	3.4%
Germany	—%	0.2%
Ireland	0.1%	0.1%
Luxembourg	0.7%	0.8%
New Zealand	0.1%	0.1%
Norway	0.5%	0.5%
Spain	0.3%	0.3%
Sweden	1.1%	1.0%
Switzerland	0.2%	—%
United Kingdom	5.2%	5.3%
Total	100.0%	100.0%

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
On May 15,2025, the Credit SLF Members modified their capital commitments to Credit SLF and the Company's capital commitment was increased to $8.7 million of which $7.5 million was unfunded.
As of June 30, 2025, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic Ownership Interest(1)
($ in thousands)
Blue Owl Capital Corporation	$404,139	79.1%
Blue Owl Capital Corporation II	244	0.1%
Blue Owl Credit Income Corp.	46,332	5.2%
Blue Owl Technology Finance Corp.	18,690	2.1%
Blue Owl Technology Income Corp.	8,691	1.0%
State Teachers Retirement System of Ohio	68,299	12.5%
Total	$546,395	100.0%
(1) Economic Ownership Interest based on funded capital to date.
The table below sets forth Credit SLF's consolidated financial data as of and for the following periods:

	As of
($ in thousands)	June 30, 2025	December 31, 2024
Consolidated Balance Sheet Data
Cash	$118,041	$17,354
Investments at fair value	$1,790,366	$1,164,473
Total Assets	$1,939,737	$1,196,367
Total Debt (net of unamortized debt issuance costs)	$1,285,621	$750,610
Total Liabilities	$1,446,788	$847,556
Total Credit SLF Members' Equity	$492,949	$348,811

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
($ in thousands)	2025	2025
Consolidated Statement of Operations Data
Investment income	$31,420	$55,117
Net operating expenses	18,482	32,139
Net investment income (loss)	$12,938	$22,978
Total net realized and unrealized gain (loss)	9,319	(6,785)
Net increase (decrease) in Credit SLF Members' Equity resulting from operations	$22,257	$16,193

The Company's proportional share of Credit SLF's generated distributions for the following period:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
($ in thousands)	2025	2025
Dividend Income	$66	$93

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage was 227.0% and 227.7%, respectively.
The tables below present debt obligations as of the following periods:

	As of
	June 30, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$1,050,000	$496,217	$553,783	$(8,752)	$487,465
SPV Asset Facility I	750,000	464,000	7,049	(6,472)	457,528
SPV Asset Facility II	500,000	361,000	53,346	(4,063)	356,937
SPV Asset Facility III	550,000	375,000	19,550	(7,238)	367,762
SPV Asset Facility IV	350,000	330,000	9,825	(3,047)	326,953
Athena CLO III	270,000	270,000	—	(2,260)	267,740
Series 2023A Notes	100,000	100,000	—	(411)	99,589
Series 2023B-A Notes	100,000	100,000	—	(643)	99,357
Series 2023B-B Notes	75,000	75,000	—	(435)	74,565
Total Debt	$3,745,000	$2,571,217	$643,553	$(33,321)	$2,537,896
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

	As of
	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$1,000,000	$499,989	$500,011	$(9,507)	$490,482
SPV Asset Facility I	750,000	445,000	33,009	(7,303)	437,697
SPV Asset Facility II	500,000	475,000	25,000	(4,528)	470,472
SPV Asset Facility III	550,000	315,000	82,551	(4,743)	310,257
Athena CLO III	270,000	270,000	—	(2,366)	267,634
Series 2023A Notes	100,000	100,000	—	(612)	99,388
Series 2023B-A Notes	100,000	100,000	—	(733)	99,267
Series 2023B-B Notes	75,000	75,000	—	(575)	74,425
Total Debt	$3,345,000	$2,279,989	$640,571	$(30,367)	$2,249,622
(1) The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Interest expense	$41,309	$34,876	$80,700	$66,666
Amortization of debt issuance costs	1,716	1,295	3,401	2,516
Total Interest Expense	$43,025	$36,171	$84,101	$69,182

Average interest rate(1)	6.8%	8.5%	6.9%	8.5%
Average daily outstanding borrowings(1)	$2,433,091	$1,634,963	$2,356,060	$1,564,200

(1) Averages are calculated based on annualized amounts.

Revolving Credit Facility
On May 2, 2022, the Company entered into a Senior Secured Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent. On October 21, 2024 (the “Revolving Credit Facility Third Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date and make various other changes. The following describes the terms of the Revolving Credit Facility as modified through June 27, 2025.
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
The Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $1.05 billion, which is comprised of (a) a term loan in an initial amount of $125.0 million, and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in an amount of up to is $925.0 million (the Revolving Credit Facility increased from $875.0 million to $925.0 million on June 27, 2025). The amount available for borrowing under the revolving credit facility commitments of the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.75 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
The availability period with respect to the revolving credit facility commitments under the Revolving Credit Facility will terminate on October 20, 2028 (the “Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on October 19, 2029 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of the Revolving Credit Facility Third Amendment Date, amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus a margin of 1.875% per annum or (ii) the alternative base rate plus a margin of 0.875% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 1.875% per annum. The Company also pays a fee of 0.350% on daily undrawn amounts under the Revolving Credit Facility.
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
SPV Asset Facility I
On April 27, 2022, Tech Income Funding I LLC (“Tech Income Funding I”), a Delaware limited liability company and a newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility I”) among Tech Income Funding I, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility I Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian. On May 6, 2022 (the “SPV Asset Facility I Closing Date”), in connection with SPV Asset Facility I, Tech Income Funding I entered into a Margining Agreement (the “SPV Asset Facility I Margining Agreement”), with Goldman Sachs Bank USA, as Administrative Agent. On October 24, 2024 (the“SPV Asset Facility I Second Amendment Date”), the parties to the SPV Asset Facility I entered into an amendment in order to, among other changes, replace Alter Domus (US) LLC as collateral custodian with State Street Bank and Trust Company. The following describes the terms of the SPV Asset Facility I as amended through the SPV Asset Facility I Second Amendment Date.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

SPV Asset Facility IV
On June 12, 2025 (the “SPV Asset Facility IV Closing Date”), Tech Income Funding IV LLC (“Tech Income Funding IV”), a Delaware limited liability company and a newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility IV”), with Tech Income Funding IV, as borrower, The Bank of Nova Scotia, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator, custodian and document custodian, and the lenders party thereto.
The maximum principal amount which may be borrowed under the SPV Asset Facility IV is $350.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Tech Income Funding IV’s assets from time to time, and satisfaction of certain conditions, including coverage tests, collateral quality tests, a lender advance rate test and certain concentration limits.
The SPV Asset Facility IV provides for the ability to draw and redraw revolving loans under the SPV Asset Facility IV for a period of up to 2.5 years after the SPV Asset Facility IV Closing Date. Unless otherwise terminated, the SPV Asset Facility IV will mature on June 12, 2034 (the “SPV Asset Facility IV Stated Maturity”). Prior to the SPV Asset Facility IV Stated Maturity, proceeds received by Tech Income Funding IV from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company or reinvested to purchase new assets, subject to certain conditions. On the SPV Asset Facility IV Stated Maturity, Tech Income Funding IV must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
Amounts drawn bear interest at a reference rate (initially SOFR) plus an applicable margin that ranges from 1.58% to 2.25% depending on the ratio of broadly syndicated loans in the collateral. The undrawn amount of the aggregate revolving commitment not subject to such spread payment is subject to an undrawn fee of 0.00% per annum for the first three months, and 0.50% per annum thereafter. Tech Income Funding IV also pays The Bank of Nova Scotia certain fees in connection with its role as administrative agent.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 6. Fair Value of Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	As of
	June 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$95,854	$—	$—	$95,854

Investments:
First-lien senior secured debt investments	—	1,277,899	4,099,772	5,377,671
Second-lien senior secured debt investments	—	68,356	123,282	191,638
Unsecured debt investments	—	3,128	61,279	64,407
Preferred equity investments(1)	—	—	169,206	169,206
Common equity investments	—	12,345	58,231	70,576
Subtotal	$—	$1,361,728	$4,511,770	$5,873,498
Investments measured at Net Asset Value ("NAV")(2)	—	—	—	24,004
Total Investments at fair value	$—	$1,361,728	$4,511,770	$5,897,502
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The tables below present changes in fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended
	June 30, 2025
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$3,830,095	$135,061	$60,284	$151,269	$54,917	$4,231,626
Purchases of investments, net	428,468	56,928	—	13,390	904	499,690
Payment-in-kind	4,103	3,004	995	5,887	—	13,989
Proceeds from investments, net	(77,554)	(57,609)	—	(3,536)	—	(138,699)
Net change in unrealized gain (loss)	8,421	(2,223)	(6)	2,015	2,410	10,617
Net realized gains (losses)	1,536	—	—	31	—	1,567
Net accretion/amortization of discount/premium on investments	3,013	559	6	150	—	3,728
Transfers into (out of) Level 3(1)	(98,310)	(12,438)	—	—	—	(110,748)
Fair value, end of period	$4,099,772	$123,282	$61,279	$169,206	$58,231	$4,511,770

(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended June 30, 2025, transfers out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Six Months Ended
	June 30, 2025
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$3,601,677	$122,347	$59,333	$174,580	$52,144	$4,010,081
Purchases of investments, net	848,024	56,928	—	13,390	9,657	927,999
Payment-in-kind	6,875	5,117	1,945	8,471	—	22,408
Proceeds from investments, net	(311,437)	(57,609)	—	(29,448)	—	(398,494)
Net change in unrealized gain (loss)	10,560	(4,122)	(11)	1,289	4,159	11,875
Net realized gains (losses)	1,543	—	—	288	—	1,831
Net accretion/amortization of discount/premium on investments	8,224	621	12	636	—	9,493
Transfers into (out of) Level 3(1)	(65,694)	—	—	—	(7,729)	(73,423)
Fair value, end of period	$4,099,772	$123,282	$61,279	$169,206	$58,231	$4,511,770
(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended June 30, 2025, transfers out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

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

The table below presents information with respect to net change in unrealized gains (loss) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
First-lien senior secured debt investments	$10,122	$5,228	$14,679	$9,753
Second-lien senior secured debt investments	(1,724)	(2,094)	(4,153)	(2,670)
Unsecured debt investments	(6)	(6)	(11)	(6)
Preferred equity investments	2,015	(1,573)	1,289	(1,882)
Common equity investments	2,410	1,322	4,159	2,017
Total Investments	$12,817	$2,877	$15,963	$7,212

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

	As of
	June 30, 2025
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$3,797,389	Yield Analysis	Market Yield	6.6% - 17.8% (9.4%)	Decrease
	$302,383	Recent Transaction	Transaction Price	98.5% - 99.8% (99.3%)	Increase
Second-lien senior secured debt investments	$98,532	Yield Analysis	Market Yield	12.1% - 27.3% (19.3%)	Decrease
	$24,750	Recent Transaction	Transaction Price	99.0%	Increase
Unsecured debt investments	$61,279	Yield Analysis	Market Yield	10.9% - 14.1% (12.4%)	Decrease
Preferred equity investments	$129,530	Yield Analysis	Market Yield	11.7% - 25.0% (14.2%)	Decrease
	$13,390	Recent Transaction	Transaction Price	97.5%	Increase
	$26,286	Market Approach	Revenue	5.0x - 16.5x (10.7x)	Increase
Common equity investments	$25,863	Market Approach	Revenue	6.0x - 13.5x (10.4x)	Increase
	$29,825	Market Approach	EBITDA Multiple	8.1x - 27.0x (12.6x)	Increase
	$41	Option Pricing Model	Volatility	70.0%	Increase
	$2,502	Recent Transaction	Transaction Price	100.0% - 171.6% (145.7%)	Increase

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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The tables below present the carrying and fair values of the Company’s debt obligations as of the following periods:

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of			As of
	June 30, 2025			December 31, 2024
($ in thousands)	Net Carrying Value(1)	Debt Issuance Costs	Fair Value	Net Carrying Value(1)	Debt Issuance Costs	Fair Value
Revolving Credit Facility	$487,465	$(8,752)	$487,465	$490,482	$(9,507)	$490,482
SPV Asset Facility I	457,528	(6,472)	457,528	437,697	(7,303)	437,697
SPV Asset Facility II	356,937	(4,063)	356,937	470,472	(4,528)	470,472
SPV Asset Facility III	367,762	(7,238)	367,762	310,257	(4,743)	310,257
SPV Asset Facility IV	326,953	(3,047)	326,953	—	—	—
Athena CLO III	267,740	(2,260)	267,740	267,634	(2,366)	267,634
Series 2023A Notes	99,589	(411)	100,000	99,388	(612)	100,000
Series 2023B-A Notes	99,357	(643)	100,000	99,267	(733)	100,000
Series 2023B-B Notes	74,565	(435)	75,000	74,425	(575)	75,000
Total Debt	$2,537,896	$(33,321)	$2,539,385	$2,249,622	$(30,367)	$2,251,542

(1) Carrying values are presented net of debt issuance costs.

The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

	As of
($ in thousands)	June 30, 2025	December 31, 2024
Level 1	$—	$—
Level 2	—	—
Level 3	2,539,385	2,251,542
Total Debt	$2,539,385	$2,251,542

Financial Instruments Not Carried at Fair Value
As of June 30, 2025 and December 31, 2024, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short term maturities. These financial instruments would be categorized as Level 3 within the fair value hierarchy.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding commitments as of the following periods:

	As of
($ in thousands)	June 30, 2025	December 31, 2024
Total unfunded revolving loan commitments	$298,852	$249,744
Total unfunded delayed draw loan commitments	410,019	294,241
Total unfunded revolving and delayed draw loan commitments	$708,871	$543,985

Total unfunded equity commitments	$11,727	$446

Total unfunded commitments	$720,598	$544,431
As of June 30, 2025, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The table below presents the total amount of organization and offering costs, inclusive of organization and offering costs deferred under the expense deferral agreement, incurred by the Adviser and its affiliates since inception and charged to the Company as of the following dates:

	As of
	June 30, 2025	December 31, 2024
($ in thousands)
Organizational and Offering Costs incurred by the Adviser	$4,932	$4,769
Organizational and Offering Costs charged to the Company(1)	$4,932	$3,039
(1) As of June 30, 2025, $3.8 million relates to offering costs and $1.1 million relates to organizational costs. The organizational costs were incurred by the Adviser prior to the Company meeting the first installment of the Expense Deferral Agreement. The organizational costs were subsequently incurred in the Consolidated Statements of Operations as professional fees and other general and administrative as the Company met the expense deferral installments applicable for those periods.
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

The table below presents the total amount of organization and offering costs incurred by the Adviser and its affiliates and charged to the Company for the following periods:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
($ in thousands)
Organizational and Offering Costs incurred by the Adviser	$88	$59	$163	$151
Organizational and Offering Costs charged to the Company	$88	$1,384	$731	$2,045

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
The table below presents the total amount of expenses incurred by the Adviser under the Expense Deferral Agreement as of the following periods:

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of
	June 30, 2025	December 31, 2024
($ in thousands)
Expenses incurred by the Adviser	$7,679	$7,679
Organizational and Offering Costs incurred by the Adviser	4,299	4,299
Total Expenses incurred by the Adviser	$11,978	$11,978

The first installment became an obligation of the Company on December 1, 2023, when the Company reached $1.75 billion in Net Subscriptions received from the sale of the Company’s common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75.0 million in Net Subscriptions received from the sale of the Company’s common shares thereafter.
The table below presents the number of installments and the amount the Company became obligated to reimburse the Adviser for the following periods:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
($ in thousands)
Number of installments met by the Company	0	7	3	10

Expenses reimbursed to the Adviser	$—	$3,333	$1,428	$4,761
Organizational and Offering costs reimbursed to the Adviser	—	1,326	568	1,894
Total Expenses reimbursed to the Adviser	$—	$4,659	$1,996	$6,655

As of March 31, 2025, the Company met the final installment under the expense deferral agreement and there were no expenses remaining as of June 30, 2025. As of December 31, 2024, the total remaining expenses under the expense deferral agreement were $2.0 million, which represents the equivalent of three remaining installments. As of June 30, 2025, Net Subscriptions received from the sale of the Company's common shares were $3.0 billion. See Note 3 “Agreements and Related Party Transactions.”
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
Prior to such time as the Company satisfied the Warehouse Conditions, its obligations under the purchase agreements were guaranteed by an affiliate of the Adviser. On May 10, 2022, conditions under the purchase agreement with Macquarie were met and the Company was obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of June 8, 2022, the Company settled the 4 warehouse investments that the Financing Providers purchased having an aggregate funded principal of $129.2 million and aggregate cost of $127.0 million. As of June 30, 2025, there were no purchase agreements outstanding with the Financing Providers.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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
Common Stock Activity
The tables below present transactions with respect to shares of the Company’s common stock for the following periods:

	For the Three Months Ended June 30, 2025
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	6,284,206	$65,309	160,899	$1,660	3,819,555	$39,451	10,264,660	$106,420
Shares/gross proceeds from the private placements	—	—	—	—	5,386,256	55,671	5,386,256	55,671
Share transfer between classes(1)	(229,244)	(2,368)	—	—	229,244	2,368	—	—
Reinvestment of distributions	968,037	10,010	10,708	111	2,316,031	23,930	3,294,776	34,051
Repurchased shares	(1,572,626)	(16,306)	—	—	(12,624,263)	(130,914)	(14,196,889)	(147,220)
Total shares/gross proceeds	5,450,373	56,645	171,607	1,771	(873,177)	(9,494)	4,748,803	48,922
Sales load	—	(388)	—	—	—	—	—	(388)
Total shares/net proceeds	5,450,373	$56,257	171,607	$1,771	(873,177)	$(9,494)	4,748,803	$48,534
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	For the Six Months Ended June 30, 2025
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	15,052,328	$156,998	319,386	$3,310	7,840,533	$81,312	23,212,247	$241,620
Shares/gross proceeds from the private placements	—	—	—	—	23,969,341	249,064	23,969,341	249,064
Share transfer between classes(1)	(526,383)	(5,465)	—	—	526,383	5,465	—	—
Reinvestment of distributions	1,860,602	19,305	19,848	207	4,640,419	48,136	6,520,869	67,648
Repurchased shares	(3,087,428)	(31,968)	(14,197)	(147)	(20,624,990)	(213,642)	(23,726,615)	(245,757)
Total shares/gross proceeds	13,299,119	138,870	325,037	3,370	16,351,686	170,335	29,975,842	312,575
Sales load	—	(793)	—	—	—	—	—	(793)
Total shares/net proceeds	13,299,119	$138,077	325,037	$3,370	16,351,686	$170,335	29,975,842	$311,782

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
The changes to the Company’s offering price per share since the commencement of the Company’s initial continuous public offering and associated effective dates of such changes were as follows:

For the Three and Six Months Ended June 30, 2025
	Class S			Class D			Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2025	$10.42	$—	$10.42	$10.42	$—	$10.42	$10.42	$—	$10.42
February 3, 2025	$10.43	$—	$10.43	$10.43	$—	$10.43	$10.43	$—	$10.43
March 3, 2025	$10.39	$—	$10.39	$10.39	$—	$10.39	$10.39	$—	$10.39
April 1, 2025	$10.34	$—	$10.34	$10.34	$—	$10.34	$10.34	$—	$10.34
May 1, 2025	$10.31	$—	$10.31	$10.31	$—	$10.31	$10.31	$—	$10.31
June 2, 2025	$10.35	$—	$10.35	$10.35	$—	$10.35	$10.35	$—	$10.35
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

For the Three and Six Months Ended June 30, 2024
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

Distributions
The Board intends to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.
The tables below present cash distributions per share that were recorded for the following periods:

For the Three and Six Months Ended June 30, 2025
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 5, 2024	January 31, 2025	February 25, 2025	$0.074775	$4,907	$116	$16,780
February 18, 2025	February 28, 2025	March 25, 2025	0.074775	5,136	117	17,249
February 18, 2025	March 31, 2025	April 24, 2025	0.074775	5,219	120	17,539
February 18, 2025	March 31, 2025	April 24, 2025	0.020000	1,555	33	4,691
February 18, 2025	April 30, 2025	May 23, 2025	0.074775	5,440	122	17,769
May 6, 2025	May 31, 2025	June 25, 2025	0.074775	5,592	131	18,086
May 6, 2025	June 30, 2025	July 24, 2025	0.074775	5,609	132	17,469
May 6, 2025	June 30, 2025	July 24, 2025	0.010000	832	18	2,337
		Total	$0.478650	$34,290	$789	$111,920
(1) On May 6, 2025, the Company’s board of directors declared a distribution of $0.074775 per share, payable on or before August 31, 2025 to shareholders of record as of July 31, 2025.
(2) Distributions per share are gross of shareholder servicing fees.
(3) Distribution amounts are net of shareholder servicing fees.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

For the Three and Six Months Ended June 30, 2024
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
The tables below presents the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock for the following periods:

	For the Six Months Ended June 30, 2025
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.466703	$147,973	100.7%
Net realized gain on investments	—	—	—%
Distributions in excess of net investment income/(undistributed net investment income)	0.011947	(974)	(0.7)%
Total	$0.478650	$146,999	100.0%
(1) Distributions per share are gross of shareholder servicing fees. Net investment income per share includes shareholder servicing fees.
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

The tables below presents the share repurchase activity of the Company:

For the Three and Six Months Ended June 30, 2025
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 26, 2025	I	March 31, 2025	$82,728	$10.34	8,000,727
February 26, 2025	S	March 31, 2025	15,662	$10.34	1,514,802
February 26, 2025	D	March 31, 2025	147	$10.34	14,197
May 23, 2025	I	June 30, 2025	130,914	$10.37	12,624,263
May 23, 2025	S	June 30, 2025	16,306	$10.37	1,572,626
Total			$245,757		23,726,615

For the Three and Six Months Ended June 30, 2024
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 27, 2024	I	March 29, 2024	$13,250	$10.44	1,269,118
February 27, 2024	S	March 29, 2024	1,958	$10.44	187,558
May 23, 2024	I	June 28, 2024	26,086	$10.42	2,503,435
May 23, 2024	S	June 28, 2024	11,239	$10.42	1,078,644
May 23, 2024	D	June 28, 2024	169	$10.42	16,239
Total			$52,702		5,054,994

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 9. Earnings Per Share
The tables below presents the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended June 30,
	2025			2024
($ in thousands, except per share amounts)	Class S	Class D	Class I	Class S	Class D	Class I
Increase (decrease) in net assets resulting from operations	$20,323	$466	$64,313	$11,527	$309	$44,234
Weighted average shares of common stock outstanding—basic and diluted	82,517,692	1,765,605	241,165,082	53,093,371	1,341,873	184,563,221
Earnings (loss) per common share—basic and diluted	$0.25	$0.26	$0.27	$0.21	$0.23	$0.24

	For the Six Months Ended June 30,
	2025			2024
($ in thousands, except per share amounts)	Class S	Class D	Class I	Class S	Class D	Class I
Increase (decrease) in net assets resulting from operations	$30,819	$717	$101,570	$24,541	$710	$91,666
Weighted average shares of common stock outstanding—basic and diluted	79,039,491	1,693,430	236,327,342	48,833,191	1,330,741	168,251,823
Earnings (loss) per common share—basic and diluted	$0.39	$0.42	$0.43	$0.50	$0.53	$0.55

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
For the three and six months ended June 30, 2025, the Company did not record U.S. federal excise tax expense. For the three and six months ended June 30, 2024, the Company recorded $0.2 million and $0.2 million of U.S. federal excise tax, respectively.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Six Months Ended June 30,
	2025			2024
($ in thousands, except share and per share amounts)	Class S common stock	Class D common stock	Class I common stock	Class S common stock	Class D common stock	Class I common stock
Per share data:
Net asset value, at beginning of period	$10.42	$10.42	$10.42	$10.38	$10.38	$10.38
Results of operations:
Net investment income(1)	0.43	0.47	0.48	0.51	0.53	0.55
Net realized and unrealized gain (loss)(2)	(0.05)	(0.05)	(0.05)	(0.01)	0.01	—
Net increase (decrease) in net assets resulting from operations	0.38	0.42	0.43	0.50	0.54	0.55
Shareholder distributions:
Distributions from net investment income(3)	(0.43)	(0.47)	(0.48)	(0.46)	(0.50)	(0.51)
Distributions from net realized gains(7)	—	—	—	—	—	—
Net increase (decrease) in net assets from shareholders' distributions	(0.43)	(0.47)	(0.48)	(0.46)	(0.50)	(0.51)
Total increase (decrease) in net assets	(0.05)	(0.05)	(0.05)	0.04	0.04	0.04
Net asset value, at end of period	$10.37	$10.37	$10.37	$10.42	$10.42	$10.42

Total Return(4)	3.8%	4.1%	4.2%	4.9%	5.3%	5.4%

Ratios
Ratio of net expenses to average net assets(5)(6)	9.0%	8.2%	8.3%	10.8%	11.2%	9.8%
Ratio of net investment income to average net assets(6)	8.6%	9.2%	9.6%	10.2%	10.5%	10.9%
Portfolio turnover rate	22.5%	22.5%	22.5%	28.1%	28.1%	28.1%

Supplemental Data
Weighted-average shares outstanding	79,039,491	1,693,430	236,327,342	48,833,191	1,330,741	168,251,823
Shares outstanding, end of period	83,196,607	1,823,268	233,680,195	55,715,685	1,344,032	196,286,497
Net assets, end of period	$862,831	$18,905	$2,424,233	$580,820	$14,011	$2,046,230
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
(5)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the six months ended June 30, 2025, the total operating expenses to average net assets were 9.0%, 8.2%, 8.3% for Class S, Class D and Class I common stock, respectively, prior to management fee waivers, if any. For the six months ended June 30, 2024, the total operating expenses to average net assets were 10.8%, 11.2%, 9.8% for Class S, Class D and Class I common stock, respectively, prior to management fee waivers, if any.
(6)The ratio reflects an annualized amount for the six months ended June 30, 2025, and 2024, except in the case of non-recurring expenses (e.g. initial organization expenses) and offering expenses, where applicable.
(7)The distributions from net realized gain (loss) on investments per share for the six months ended June 30, 2025, and 2024, rounds to less than $0.01 per share, respectively.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of these financial statements. There have been no subsequent events to disclose except for the following:
Distribution
On August 5, 2025, our Board declared a distribution of $0.074775 per share, payable on or before September 30, 2025 to the shareholders of record as of August 29, 2025, a distribution of $0.074775 per share, payable on or before October 31, 2025 to the shareholders of record as of September 30, 2025, a distribution of $0.074775 per share, payable on or before November 30, 2025 to the shareholders of record as of October 31, 2025, and a special distribution of $0.010000 per share payable on or before October 31, 2025 to the shareholders of record as of September 30, 2025.
Equity Raise Proceeds
As of August 7, 2025, the Company has issued approximately 86.6 million shares of its Class S common stock, approximately 269.2 million shares of its Class I common stock and approximately 3.3 million shares of its Class D common stock and has raised total gross proceeds of approximately $895.0 million, $2.8 billion, and $34.2 million, respectively, including seed capital of $1,000 contributed by its Adviser in September 2021 and approximately $50.0 million in gross proceeds raised from entities affiliated with the Adviser. In addition, the Company has received $62.3 million in subscription payments which the Company accepted on August 4, 2025, which are pending the Company’s determination of the net asset value per share applicable to such purchase.

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
Since meeting the minimum offering requirement and commencing our continuous public offering through June 30, 2025, we have issued 85,507,732 shares of Class S common stock, 3,137,052 shares of Class D common stock, and 38,255,407 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $883.4 million, $32.0 million, and $392.5 million, respectively, including $1,000 of seed capital contributed by its Initial Shareholder. We have issued 229,689,431 shares of our Class I common stock to feeder vehicles primarily created to hold our Class I shares in a Private Offering and raised gross proceeds of approximately $2.3 billion.
Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms, and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, OTCA, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”), and Blue Owl Credit Private Fund

Advisors LLC (“OPFA” and together with the Adviser, OCA, ODCA and OTCA, the “Blue Owl Credit Advisers”), which are also investment advisers. As of June 30, 2025, the Adviser and its affiliates had $145.5 billion in assets under management across Blue Owl’s Credit platform.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2025, 99.2% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
On May 9, 2023, the Company and the Adviser amended the Expense Deferral Agreement to provide that the Adviser's obligation to incur and pay the Company’s expenses would cease as of April 30, 2023, and that the Company would repay the expenses previously incurred by the Adviser on the Company’s behalf in eighteen equal installments, upon meeting specified conditions. The first installment became an obligation of the Company on December 1, 2023, when the Company reached $1.75 billion in Net Subscriptions received from the sale of the Company’s common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75.0 million in Net Subscriptions received from the sale of the Company’s common shares thereafter. The Company recorded zero and $2.0 million of expenses, of which zero and $0.6 million related to organization and offering costs, for the three and six months ended June 30, 2025, respectively. The Company recorded $4.7 million and $6.7 million of expenses, of which $1.3 million and $1.9 million related to organization costs, for the three and six months ended June 30, 2024, respectively.
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
Compelling Business Models. We believe that the products and services that technology companies with a focus on enterprise software provide often have high switching costs and are fundamental to the operations and success of their customers. We generally invest in scaled or growing players in niche markets that are selling mission critical products to established customer bases. As a result, technology companies with a focus on enterprise software have attributes that make them compelling investments, including strong customer retention rates, high switching costs and multi-year contracts which lead to highly recurring and predictable revenue. Further, technology companies with a focus on enterprise software are typically highly capital efficient, with limited capital expenditures and high free cash flow conversion. In addition, the replicable nature of technology products, specifically enterprise software, creates substantial operating leverage which typically results in strong profitability, lower loan to value ratios, high revenue retention, high gross margins and stable sale efficiency.
We believe that enterprise software businesses make compelling investments because they are inherently diversified into a variety of sectors due to end market applications and have been one of the more defensive sectors throughout economic cycles.

Attractive Opportunities in Investments in Technology Companies. We invest in the debt and equity of technology companies. We believe that opportunities in the debt of technology companies are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issued with floating interest rates offers a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in an elevated inflation and fluctuating interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are generally secured by the issuer’s assets, which may provide protection in the event of a default. We also make recurring revenue loans to companies that have made a strategic decision to postpone profitability in favor of acquiring customers that will generate a high lifetime value over time. We believe that recurring revenue loans provide attractive credit characteristics including covenant protections, lower loan-to-values and premium pricing.
We believe that opportunities in the equity of technology companies are significant because of the potential to generate meaningful capital appreciation by participating in the growth in the portfolio company and the demand for its products and services. In addition, preferred equity investments allow for structural downside protection and the potential for incremental return and upside through conversion features. Moreover, we believe that the high-growth profile of a technology company will generally make it a more attractive candidate for a liquidity event than a company in a non-high growth industry. We believe the technology investment lending environment provides opportunities for us to meet our goal of making investments that generate an attractive total return based on a combination of the foregoing factors.
Our Investment Framework

We are a Maryland corporation organized primarily to originate and make debt and equity investments in, technology-related companies based primarily in the United States, with an emphasis on enterprise software investments. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from our debt and other income producing investments, and capital appreciation from our equity or equity-linked investments. We may hold our investments directly or through special purpose vehicles. Since our Adviser's affiliates began investment activities in April 2016 through June 30, 2025, the Blue Owl Credit Advisers have originated $164.0 billion of aggregate principal amount of investments across multiple industries, of which $160.0 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
We invest at least 80% of the value of our total assets in “technology-related” companies. We define technology related companies as those that (i) operate directly in the technology industry, which includes, but is not limited to, application software, systems software, healthcare technology, information technology, technology services and infrastructure, financial technology and internet and digital media, (ii) operate indirectly through their reliance on technology (i.e. utilizing scientific knowledge or technology-enabled techniques, skills, methods, devices or processes to deliver goods and/or services) or (iii) seek to grow through technological advancements and innovations. We invest in a broad range of established and high growth technology-related companies with a focus on large established enterprise software companies across a variety of end-markets that are capitalizing on the large and growing demand for software products and services.
We leverage Blue Owl’s relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $50 million and that are typically backed by institutional investors that are active investors in and have an expertise in technology companies and technology-related industries. We expect that our target investments typically will range in size between $20 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, in particular directly originated debt investments, with a lesser allocation to equity related opportunities. We typically invest at a low loan-to-value ratio, which we consider to be 50% or below. We anticipate that generally any equity related securities we hold will be minority positions. We expect that our investment size will vary with the size of our capital base and that our average investment size will be 0.5-1.5% of our entire portfolio with no investment size greater than 5%. As of June 30, 2025, our average investment size in each of our portfolio companies was approximately $31.7 million based on fair value. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
We expect that our portfolio composition will be comprised predominantly of directly originated debt and income producing securities, with a lesser allocation to equity or equity-linked opportunities. Our debt investments may be structured as annualized recurring revenue (“ARR”) loans, which are loans made to a company that may not currently be EBITDA positive because they have strategically determined to postpone profitability in favor of acquiring customers that will generate a high lifetime value over time. Generally, our ARR loans are made to high growth technology companies with a stable base of existing customers, providing strong revenue visibility. We believe the recurring revenue market to be underserved and find that ARR loans often have attractive risk adjusted return profiles, in the form of pricing, credit determination, and/or loan-to-values, relative to the broader market. Our ARR loans, as a percentage of our portfolio, have decreased from its peak, and as we seek to originate additional loans we expect to increase our exposure to ARR loans.

We may also invest a portion of our portfolio in opportunistic investments and publicly traded debt investments and we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These types of investments are intended to supplement our core strategy and further enhance returns to our shareholders. These investments may include high-yield bonds and broadly-syndicated loans, including "covenant lite" loans (as defined below), and other investments including publicly traded debt instruments, typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle-market companies, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans, structured products, asset-based solutions, or other forms of specialty finance, which may include but is not limited to investments such as life settlements, royalty interests and equipment finance. In addition, our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

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
Portfolio and Investment Activity
On March 21, 2022, the Board approved multiple purchase agreements with Macquarie US Trading LLC (“Macquarie”) and certain of its affiliates (each, a “Financing Provider” and collectively, the “Financing Providers”). Under the purchase agreements, the Company had forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Providers, each of whom was obligated to settle the sale of such investments subject to the following conditions: (a) the Company received a minimum of $450.0 million of subscriptions; and (b) the Board approved the purchase of the specific Warehouse Investments. As of May 10, 2022, conditions under the purchase agreement were met and we became obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of June 30, 2025, there were no purchase agreements outstanding with the Financing Providers.
As of June 30, 2025, based on fair value, our portfolio consisted of 91.2% first lien senior debt investments (of which 41.7% we consider to be unitranche debt investments (including “last out” portions of such loans)), 3.2% second lien senior secured debt investments, 1.1% unsecured debt investments, 2.9% preferred equity investments, 1.5% common equity investments and 0.1% in joint ventures.
As of June 30, 2025, our weighted average total yield of the portfolio at fair value and amortized cost was 9.5% and 9.5%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 9.6% and 9.6%, respectively. As of June 30, 2025, the weighted average spread of total debt investments was 5.0%.
As of June 30, 2025, we had investments in 186 portfolio companies with an aggregate fair value of $5.9 billion. Our current target leverage ratio is 0.90x-1.25x. As of June 30, 2025, we had net leverage of 0.75x debt-to-equity.
The current lending environment is challenging as the potential impact from recent trade and economic policies,including those related to tariffs, impacted investor expectations regarding economic growth, which resulted in increased uncertainty. Merger and acquisition activity remains below historical averages and refinancing activity has slowed. However, our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations to large borrowers. Deal activity remains subdued and a large portion of our originations across the platform this quarter were deployed into existing borrowers.
Currently, the economic outlook is uncertain and stocks and public fixed income markets have been volatile; however, the credit quality of our portfolio has been consistent. We continue to focus on investing in upper middle-market businesses in non-cyclical industries we view as recession resistant given their mission-critical nature and highly contracted cash flows.
Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. As of June 30, 2025, 94.5% of our portfolio at fair value is comprised of first or second lien loans. These positions have a weighted average annual revenue of $1.2 billion, weighted average annual EBITDA of $397.4 million, and a weighted average enterprise value of $6.7 billion. As of June 30, 2025, 5.1% of our portfolio at fair value is comprised of unsecured debt and equity investments. These positions have a weighted average annual revenue of $1.9 billion and enterprise value of $11.9 billion. These statistics exclude strategic portfolio transactions, which comprise 0.4% of the book at fair value. In addition, Blue Owl's direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection and provide customized flexible solutions. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350 million (up from approximately $200 million in 2021) and average total new deal size is approximately $1.0 billion (up from approximately $600 million in 2021).
We believe that the construction of our current portfolio coupled with our experienced investment team and strong underwriting standards leave us well-positioned for the current economic environment. Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA and our ARR loans continue to experience strong credit performance. However, in the event of further geopolitical, economic and financial market instability, in the U.S. and elsewhere, it is possible that the results of some of the middle-market companies similar to those in which we invest could be challenged.

While we are not seeing a meaningful increase in amendment activity, requests for increased revolver borrowings, missed payments, downward movement in our watch list or other signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results. Virtually all of our payment-in-kind ("PIK") was structured as PIK from inception and not implemented as a result of credit underperformance.

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
We intend to leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income. We formed Blue Owl Leasing, a cross-platform joint venture intended to invest in equipment leases and in the future we may invest through other cross-platform investment vehicles. See "Joint Ventures."

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended June 30,
($ in thousands)	2025	2024
New investment commitments
Gross originations	$923,221	$1,660,013
Less: Sell downs	—	(463)
Total new investment commitments	$923,221	$1,659,550
Principal amount of new investments funded:
First-lien senior secured debt investments	$723,933	$1,287,017
Second-lien senior secured debt investments	71,024	11,000
Unsecured debt investments	—	59,936
Preferred equity investments	13,733	4,313
Common equity investments	4,404	—
Joint ventures	3,735	—
Total principal amount of new investments funded	$816,829	$1,362,266

Drawdowns (Repayments) on revolvers and delayed draw term loans, net	$65,472	$—

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(1)	$(391,128)	$(700,522)
Second-lien senior secured debt investments	(57,609)	(26,557)
Unsecured debt investments	—	—
Preferred equity investments	(3,111)	(1,076)
Common equity investments	(1,204)	—
Total principal amount of investments sold or repaid	$(453,052)	$(728,155)

Number of new investment commitments in new portfolio companies(2)	23	44
Average new investment commitment amount in new portfolio companies(2)	$28,015	$31,857
Weighted average term for new debt investment commitments (in years)	5.6	5.7
Percentage of new debt investment commitments at floating rates	100.0%	96.9%
Percentage of new debt investment commitments at fixed rates	—%	3.1%
Weighted average interest rate of new debt investment commitments(3)	9.4%	10.3%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.1%	4.9%
(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.29% as of June 30, 2025, and 5.32%, as of June 30, 2024, respectively.

The table below presents our investments at amortized cost and fair value as of the following periods:

	As of		As of
	June 30, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$5,361,612	$5,377,671	$4,707,450	$4,727,263
Second-lien senior secured debt investments	206,479	191,638	175,078	165,292
Unsecured debt investments	64,114	64,407	62,158	62,455
Preferred equity investments(2)	171,495	169,206	178,160	174,580
Common equity investments(3)	70,440	89,658	63,304	73,254
Joint Ventures(4)	4,958	4,922	949	954
Total Investments	$5,879,098	$5,897,502	$5,187,099	$5,203,798
(1) 41.7% and 43.0% of which we consider unitranche loans as of June 30, 2025 and December 31, 2024, respectively.
(2) Includes equity investment in LSI Financing DAC.
(3) Includes equity investment in LSI Financing LLC.
(4) Includes equity investment in Credit SLF.

We use GICs for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of
	June 30, 2025	December 31, 2024
Aerospace & Defense	0.8%	0.9%
Airlines	0.3%	—%
Application Software	13.2%	12.4%
Banks	1.0%	1.2%
Beverages	0.5%	0.7%
Buildings & Real Estate	1.7%	1.8%
Building Products	0.1%	0.1%
Capital Markets	0.2%	0.1%
Commercial Services & Supplies	2.9%	3.1%
Construction & Engineering	0.5%	0.5%
Consumer Finance	0.6%	0.6%
Containers & Packaging	0.8%	1.0%
Diversified Consumer Services	2.7%	2.7%
Diversified Financial Services	5.8%	5.7%
Diversified Telecommunication Services	0.3%	0.3%
Entertainment	1.2%	1.3%
Equity Real Estate Investment Trusts (REITs)	1.7%	1.0%
Food & Staples Retailing	2.6%	3.0%
Food Products	0.3%	0.4%
Health Care Equipment & Supplies	2.9%	1.6%
Health Care Providers & Services	5.4%	4.2%
Health Care Technology	14.0%	13.0%
Hotels, Restaurants & Leisure	0.5%	1.0%
Household Products	0.3%	—%
Industrial Conglomerates	0.8%	0.7%
Insurance	7.7%	7.2%
Internet & Direct Marketing Retail	0.5%	0.5%
IT Services	4.9%	6.0%
Joint Ventures(2)(3)	0.1%	—%
Life Sciences Tools & Services	2.1%	2.3%
Machinery	0.6%	0.7%
Media	0.6%	0.7%
Multiline Retail	0.3%	0.3%
Pharmaceuticals(1)	0.5%	0.7%
Professional Services	6.1%	6.5%
Real Estate Management & Development	1.2%	1.4%
Specialty Retail	—%	0.1%
Systems Software	13.6%	16.1%
Water Utilities	0.2%	0.2%
Wireless Telecommunication Services	0.5%	—%
Total	100.0%	100.0%
(1) Includes equity investments in LSI Financing DAC and LSI Financing LLC.
(2) Includes equity investment in Credit SLF.

(3) As of December 31, 2024, our investment in Joint Ventures is insignificant.

We classify the industries of our portfolio companies be end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.
The table below presents investments by geographic composition based on fair value as of the following periods:

	As of
	June 30, 2025	December 31, 2024
United States:
Midwest	14.6%	16.1%
Northeast	20.9%	19.3%
South	30.9%	29.9%
West	22.2%	23.0%
Australia	0.2%	—%
Canada	3.0%	3.4%
Germany	—%	0.2%
Ireland	0.1%	0.1%
Luxembourg	0.7%	0.8%
New Zealand	0.1%	0.1%
Norway	0.5%	0.5%
Spain	0.3%	0.3%
Sweden	1.1%	1.0%
Switzerland	0.2%	—%
United Kingdom	5.2%	5.3%
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	As of
	June 30, 2025	December 31, 2024
Weighted average total yield of portfolio	9.5%	9.9%
Weighted average total yield of debt and income producing securities	9.6%	10.0%
Weighted average interest rate of debt securities	9.3%	9.7%
Weighted average spread over base rate of all floating rate investments	5.0%	5.3%
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

The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of		As of
	June 30, 2025		December 31, 2024
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$565,036	9.6%	$438,629	8.4%
2	5,154,915	87.4%	4,605,178	88.5%
3	177,551	3.0%	159,991	3.1%
4	—	—%	—	—%
5	—	—%	—	—%
Total	$5,897,502	100.0%	$5,203,798	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	As of		As of
	June 30, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$5,632,205	100.0%	$4,944,686	100.0%
Non-accrual	—	—%	—	—%
Total	$5,632,205	100.0%	$4,944,686	100.0%

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

Specialty Financing Portfolio Companies

LSI Financing 1 DAC

LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment in LSI Financing DAC. As of June 30, 2025, the fair value of our investment in LSI Financing DAC was $2.4 million and our total commitment was $2.7 million.

LSI Financing LLC

LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. On November 25, 2024, we redeemed a portion of our interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of June 30, 2025, the fair value of our investment in LSI Financing LLC was $19.1 million and our total commitment was $27.8 million. We do not consolidate our equity interest in LSI Financing LLC.

Joint Ventures

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

Refer to Exhibit 99.1 for Credit SLF's Supplemental Financial Information.

Blue Owl Leasing LLC

On June 30, 2025, Blue Owl Leasing LLC (“Blue Owl Leasing”) was formed as a joint venture between us, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Technology Finance Corp., Blue Owl Credit Income Corp., two Blue Owl-managed alternative credit funds (Blue Owl Alternative Credit Fund, Blue Owl Asset Leasing Fund), and California State Teachers Retirement System (each a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”). The Blue Owl Leasing Members co-manage Blue Owl Leasing. Blue Owl Leasing’s principal purpose is to make investments in financing leases. Blue Owl Leasing is managed by the Blue Owl Leasing Members and investment decisions must be unanimous. Our investment in Blue Owl Leasing is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Blue Owl Leasing. As of June 30, 2025, Blue Owl Leasing had not made any investments.

Results of Operations

The table below presents the operating results for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Total Investment Income	$141,837	$126,172	$283,423	$232,108
Less: Net operating expenses	(68,839)	(60,027)	(135,450)	(113,449)
Net Investment Income (Loss) Before Taxes	72,998	66,145	147,973	118,659
Less: Excise taxes	—	180	—	180
Net Investment Income (Loss) After Taxes	$72,998	$65,965	$147,973	$118,479
Net change in unrealized gain (loss)	10,254	(9,487)	(14,251)	(1,158)
Net realized gain (loss)	1,850	(408)	(616)	(404)
Net Increase (Decrease) in Net Assets Resulting from Operations	$85,102	$56,070	$133,106	$116,917
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three months ended June 30, 2025, our net asset value per share increased from $10.34 to $10.37 primarily driven by an increase in the fair value of certain debt and equity investments due to current market conditions including credit spreads tightening. For the six months ended June 30, 2025, our net asset value per share decreased from $10.42 to $10.37 primarily driven by a decrease in the fair value of our debt investments due to current market conditions including credit spreads widening.
Investment Income
The table below presents investment income for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Interest income	$128,457	$110,884	$255,820	$203,489
PIK interest income	6,828	5,562	13,048	10,878
PIK dividend income	4,618	5,130	8,901	8,985
Dividend income	500	2,531	1,902	5,016
Other income	1,434	2,065	3,752	3,740
Total Investment Income	$141,837	$126,172	$283,423	$232,108
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interest obtained in connection with originated loans, such as options, warrants, or conversion rights.

For the three months ended June 30, 2025 and 2024
Investment income increased by $15.7 million for the three months ended June 30, 2025 primarily due to an increase in interest income as a result of an increase in our debt investment portfolio of $1.5 billion from June 30, 2024 to June 30, 2025, partially offset by a decrease in the weighted average total yield on the portfolio. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Fees and accelerated amortization received from unscheduled paydowns decreased by $7.8 million period-over-period driven by a decrease in repayment activity. PIK interest represented approximately 4.8% and 4.4% of investment income for the three months ended June 30, 2025 and 2024, respectively. PIK dividend income represented approximately 3.3% and 4.1% of investment income for the three months ended June 30, 2025 and 2024, respectively. PIK dividend income decreased by $0.5 million as a result of redemptions of equity investments with a PIK dividend component. Dividend income decreased by $2.0 million driven by a decrease in our portfolio of dividend income-producing investments. Other income decreased by $0.6 million period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
For the six months ended June 30, 2025 and 2024
Investment income increased by $51.3 million for the six months ended June 30, 2025, primarily due to an increase in interest income as a result of an increase in our debt investment portfolio of $1.5 billion from June 30, 2024 to June 30, 2025. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Fees and accelerated amortization received from unscheduled paydowns decreased by $2.7 million period-over-period driven by a decrease in repayment activity. PIK interest represented approximately 4.6% and 4.7% of investment income for the six months ended June 30, 2025 and 2024, respectively. PIK dividend income represented approximately 3.1% and 3.9% of investment income for the six months ended June 30, 2025, and 2024, respectively. Included in investment income is dividend income which includes income earned from our controlled, affiliated and non-controlled, affiliated equity investments. Dividend income decreased by $3.1 million period-over-period driven by a decrease in our portfolio of dividend income-producing investments. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents expenses for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Offering costs	$365	$1,809	$1,179	$2,715
Interest expense	43,025	36,171	84,101	69,182
Management fees	10,227	7,081	19,856	13,095
Capital gains incentive fees	—	(1,238)	(1,337)	(196)
Performance based incentive fees	10,428	9,247	20,949	16,898
Professional fees	1,583	2,494	3,646	4,141
Directors' fees	260	551	659	918
Shareholder servicing fees	1,825	1,187	3,493	2,177
Other general and administrative	1,126	2,725	2,904	4,519
Total Operating Expenses	$68,839	$60,027	$135,450	$113,449
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the three months ended June 30, 2025 and 2024
Total operating expenses, increased by $8.8 million for three months ended June 30, 2025 due to an increase in interest expense, management fees, and performance based incentive fees of $6.9 million, $3.1 million, and $1.2 million, respectively. The period ended June 30, 2024 also included a reversal of capital gains incentive fees of $1.2 million related to unrealized depreciation reducing total operating expenses. The increase in total operating expenses was partially offset by a decrease in other expenses of $3.6 million primarily related to reimbursements made under the Expense Deferral Agreement during the three months ended June 30, 2024. The increase in interest expense was driven by an increase in average daily borrowings to $2.4 billion from $1.6 billion, partially offset by a decrease in the average interest rate to 6.8% from 8.5%, period over period. The increase in management fees was driven by growth in the net asset value of the portfolio period-over-period. The increase in incentive fees was due to higher pre-incentive fee net investment income and portfolio growth.

For the six months ended June 30, 2025 and 2024
Total operating expenses, increased by $22.0 million for the six months ended June 30, 2025 due to an increase in interest expense, management fees, and performance based incentive fees of $14.9 million, $6.8 million, and $4.0 million, respectively. The increase in total operating expenses was partially offset by an increase in the reversal in the capital gains incentive fees of $1.1 million due to unrealized depreciation on the portfolio and a decrease in other expenses of $2.6 million primarily related to reimbursements made under the Expense Deferral Agreement. The increase in interest expenses was driven by an increase in average daily borrowings to $2.4 billion from $1.6 billion, partially offset by a decrease in the average interest rate to 6.9% from 8.5% period over period. The increase in management fees was driven by growth in the net asset value of the portfolio period-over-period. The increase in incentive fees was due to higher pre-incentive fee net investment income period-over-period.

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
For the three and six months ended June 30, 2025, we recorded no U.S. federal excise tax expenses. For the three and six months ended June 30, 2024, we recorded $0.2 million and $0.2 million U.S. federal excise tax expenses, respectively.

Net Change in Unrealized Gains (Loss) on Investments
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The table below presents the composition of the net change in unrealized gains (losses) for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net change in unrealized gain (loss) on investments	$11,544	$(10,353)	$(13,171)	$(725)
Net change in translation of assets and liabilities in foreign currencies	(1,290)	866	(1,080)	(433)
Net Change in Unrealized Gain (Loss)	$10,254	$(9,487)	$(14,251)	$(1,158)
For the three months ended June 30, 2025 and 2024
The net change in unrealized gain (loss) was primarily driven by an increase in the fair value of certain debt and equity investments due to current market conditions.
The tables below present the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Three Months Ended June 30, 2025	Portfolio Company	For the Three Months Ended June 30, 2024
($ in thousands)		($ in thousands)
Remaining Portfolio Companies	$6,491	Remaining Portfolio Companies	$2,026
Project Hotel California Co-Invest Fund, L.P.	2,935	Asurion LLC	1,002
Cloud Software Group, Inc.	1,885	Mantech International CP	(900)
Athenahealth Group Inc.	1,479	Securonix, Inc.	(942)
Packaging Coordinators Midco, Inc.	1,095	Delta TopCo, Inc.	(977)
Securiti, Inc.	865	Dodge Data & Analytics, LLC	(980)
Boxer Parent Company Inc. (f/k/a BMC)	748	Project Alpha Intermediate Holding, Inc.	(1,002)
Securonix, Inc.	677	Five Star Intermediate Holding LLC	(1,508)
Covetrus, Inc.	(700)	IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	(1,654)
Central Parent Inc. (dba CDK Global Inc.)	(903)	Ivanti Software, Inc.	(1,915)
Barracuda Parent, LLC	(3,028)	Halo Parent Newco, LLC	(3,503)
Total	$11,544	Total	$(10,353)

For the six months ended June 30, 2025 and 2024
The net change in unrealized gain (loss) was primarily driven by a decrease in the fair value of our debt investments due to current market conditions including credit spreads widening.
The tables below present the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Six Months Ended June 30, 2025		For the Six Months Ended June 30, 2024
($ in thousands)		($ in thousands)
Ivanti Software, Inc.	$3,386	Remaining Portfolio Companies	$5,709
Project Hotel California Co-Invest Fund, L.P.	3,355	Blackhawk Network Holdings, Inc	1,957
Cloud Software Group, Inc.	1,957	Crewline Buyer, Inc	1,174
Creek Parent, Inc. (dba Catalent)	970	Activate Holdings (US) Corp	1,000
Kaseya Inc.	(1,004)	Project Alpha Intermediate Holding, Inc.	(961)
Boxer Parent Company Inc. (f/k/a BMC)	(1,065)	IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	(996)
Asurion, LLC	(1,662)	RealPage, Inc	(1,084)
Remaining Portfolio Companies	(2,623)	Five Star Intermediate Holding LLC	(1,330)
Blackhawk Network Holdings, Inc.	(2,674)	Securonix, Inc.	(1,359)
Central Parent Inc. (dba CDK Global Inc.)	(6,009)	Ivanti Software, Inc.	(2,123)
Barracuda Parent, LLC	(7,802)	Halo Parent Newco, LLC	(2,712)
Total	$(13,171)	Total	$(725)
Net Realized Gains (Losses) on Investments
The table below presents the change to the realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net realized gain (loss) on investments	$97	$—	$(2,338)	$—
Net realized gain (loss) on foreign currency transactions	1,753	(408)	1,722	(404)
Net Realized Gain (Loss)	$1,850	$(408)	$(616)	$(404)

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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%.
In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material. As of June 30, 2025 and December 31, 2024, our asset coverage ratio was 227.0% and 227.7%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitment we are required to fund. Our current target ratio is 0.90x-1.25x. As of June 30, 2025, our weighted average cost of debt was 7.1%.
As of June 30, 2025, cash, taken together with our available debt capacity is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash need will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future. As of June 30, 2025, we had $643.6 million available under our credit facilities.
As of June 30, 2025, we had $95.9 million in cash. For the six months ended June 30, 2025, $0.6 billion in cash was used for operating activities, primarily as a result of funding portfolio investments of $1.3 billion offset by sell downs and repayments of $0.7 billion. Lastly, cash provided by financing activities was $0.5 billion during the period, which was the result of proceeds from gross borrowings on our credit facilities of $1.6 billion, offset by repayments on our credit facilities of $1.3 billion and $0.5 billion of proceeds from issuance of common shares partially offset by $0.2 billion of share repurchases and $0.1 billion of distributions to shareholders.

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
The tables below present transactions with respect to shares of our common stock for the following periods:

	For the Three Months Ended June 30, 2025
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	6,284,206	$65,309	160,899	$1,660	3,819,555	$39,451	10,264,660	$106,420
Shares/gross proceeds from the private placements	—	—	—	—	5,386,256	55,671	5,386,256	55,671
Share transfer between classes(1)	(229,244)	(2,368)	—	—	229,244	2,368	—	—
Reinvestment of distributions	968,037	10,010	10,708	111	2,316,031	23,930	3,294,776	34,051
Repurchased shares	(1,572,626)	(16,306)	—	—	(12,624,263)	(130,914)	(14,196,889)	(147,220)
Total shares/gross proceeds	5,450,373	56,645	171,607	1,771	(873,177)	(9,494)	4,748,803	48,922
Sales load	—	(388)	—	—	—	—	—	(388)
Total shares/net proceeds	5,450,373	$56,257	171,607	$1,771	(873,177)	$(9,494)	4,748,803	$48,534
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

	For the Six Months Ended June 30, 2025
	Class S		Class D		Class I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	15,052,328	$156,998	319,386	$3,310	7,840,533	$81,312	23,212,247	$241,620
Shares/gross proceeds from the private placements	—	—	—	—	23,969,341	249,064	23,969,341	249,064
Share transfer between classes(1)	(526,383)	(5,465)	—	—	526,383	5,465	—	—
Reinvestment of distributions	1,860,602	19,305	19,848	207	4,640,419	48,136	6,520,869	67,648
Repurchased shares	(3,087,428)	(31,968)	(14,197)	(147)	(20,624,990)	(213,642)	(23,726,615)	(245,757)
Total shares/gross proceeds	13,299,119	138,870	325,037	3,370	16,351,686	170,335	29,975,842	312,575
Sales load	—	(793)	—	—	—	—	—	(793)
Total shares/net proceeds	13,299,119	$138,077	325,037	$3,370	16,351,686	$170,335	29,975,842	$311,782
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
The changes to our offering price per share since the commencement of our continuous public offering and associated effective dates of such changes were as follows:

For the Three and Six Months Ended June 30, 2025
	Class S			Class D			Class I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2025	$10.42	$—	$10.42	$10.42	$—	$10.42	$10.42	$—	$10.42
February 3, 2025	$10.43	$—	$10.43	$10.43	$—	$10.43	$10.43	$—	$10.43
March 3, 2025	$10.39	$—	$10.39	$10.39	$—	$10.39	$10.39	$—	$10.39
April 1, 2025	$10.34	$—	$10.34	$10.34	$—	$10.34	$10.34	$—	$10.34
May 1, 2025	$10.31	$—	$10.31	$10.31	$—	$10.31	$10.31	$—	$10.31
June 2, 2025	$10.35	$—	$10.35	$10.35	$—	$10.35	$10.35	$—	$10.35
(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2) Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

For the Three and Six Months Ended June 30, 2024
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
The tables below present cash distributions per share that were declared for the following periods:

For the Three and Six Months Ended June 30, 2025
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)
($ in thousands, except per share amounts)				Class S	Class D	Class I
November 5, 2024	January 31, 2025	February 25, 2025	$0.074775	$4,907	$116	$16,780
February 18, 2025	February 28, 2025	March 25, 2025	0.074775	5,136	117	17,249
February 18, 2025	March 31, 2025	April 24, 2025	0.074775	5,219	120	17,539
February 18, 2025	March 31, 2025	April 24, 2025	0.020000	1,555	33	4,691
February 18, 2025	April 30, 2025	May 23, 2025	0.074775	5,440	122	17,769
May 6, 2025	May 31, 2025	June 25, 2025	0.074775	5,592	131	18,086
May 6, 2025	June 30, 2025	July 24, 2025	0.074775	5,609	132	17,469
May 6, 2025	June 30, 2025	July 24, 2025	0.010000	832	18	2,337
		Total	$0.478650	$34,290	$789	$111,920
(1) On May 6, 2025, the Company’s board of directors declared a distribution of $0.074775 per share, payable on or before August 31, 2025 to shareholders of record as of July 31, 2025.
(2) Distributions per share are gross of shareholder servicing fees.
(3) Distribution amounts are presented net of shareholder servicing fees.

For the Three and Six Months Ended June 30, 2024
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
The tables below presents the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock for the following periods:

	For the Six Months Ended June 30, 2025
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.466703	$147,973	100.7%
Net realized gain on investments	—	—	—%
Distributions in excess of net investment income/(undistributed net investment income)	0.011947	(974)	(0.7)%
Total	$0.478650	$146,999	100.0%
(1) Distributions per share are gross of shareholder servicing fees.
(2) Data in this table is presented on a consolidated basis. Refer to Note 11 “Financial Highlights” for amounts by share class.

	For the Six Months Ended June 30, 2024
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.542447	$118,479	108.1%
Net realized gain (loss) on investments	—	—	—%
Distributions in excess of net investment income/(undistributed net investment income)	(0.033797)	(8,852)	(8.1)%
Total	$0.508650	$109,627	100.0%
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
The tables below present our share repurchase activity as of the following periods:

For the Three and Six Months Ended June 30, 2025
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 26, 2025	I	March 31, 2025	$82,728	$10.34	8,000,727
February 26, 2025	S	March 31, 2025	15,662	$10.34	1,514,802
February 26, 2025	D	March 31, 2025	147	$10.34	14,197
May 23, 2025	I	June 30, 2025	130,914	$10.37	12,624,263
May 23, 2025	S	June 30, 2025	16,306	$10.37	1,572,626
Total			$245,757		23,726,615

For the Three and Six Months Ended June 30, 2024
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 27, 2024	I	March 29, 2024	$13,250	$10.44	1,269,118
February 27, 2024	S	March 29, 2024	1,958	$10.44	187,558
May 23, 2024	I	June 28, 2024	26,086	$10.42	2,503,435
May 23, 2024	S	June 28, 2024	11,239	$10.42	1,078,644
May 23, 2024	D	June 28, 2024	169	$10.42	16,239
Total			$52,702		5,054,994
Debt
Aggregate Borrowings
The tables below present our debt obligations as of the following periods:

	As of
	June 30, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$1,050,000	$496,217	$553,783	$(8,752)	$487,465
SPV Asset Facility I	750,000	464,000	7,049	(6,472)	457,528
SPV Asset Facility II	500,000	361,000	53,346	(4,063)	356,937
SPV Asset Facility III	550,000	375,000	19,550	(7,238)	367,762
SPV Asset Facility IV	350,000	330,000	9,825	(3,047)	326,953
Athena CLO III	270,000	270,000	—	(2,260)	267,740
Series 2023A Notes	100,000	100,000	—	(411)	99,589
Series 2023B-A Notes	100,000	100,000	—	(643)	99,357
Series 2023B-B Notes	75,000	75,000	—	(435)	74,565
Total Debt	$3,745,000	$2,571,217	$643,553	$(33,321)	$2,537,896
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

	As of
	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$1,000,000	$499,989	$500,011	$(9,507)	$490,482
SPV Asset Facility I	750,000	445,000	33,009	(7,303)	437,697
SPV Asset Facility II	500,000	475,000	25,000	(4,528)	470,472
SPV Asset Facility III	550,000	315,000	82,551	(4,743)	310,257
Athena CLO III	270,000	270,000	—	(2,366)	267,634
Series 2023A Notes	100,000	100,000	—	(612)	99,388
Series 2023B-A Notes	100,000	100,000	—	(733)	99,267
Series 2023B-B Notes	75,000	75,000	—	(575)	74,425
Total Debt	$3,345,000	$2,279,989	$640,571	$(30,367)	$2,249,622
(1) The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Interest expense	$41,309	$34,876	$80,700	$66,666
Amortization of debt issuance costs	1,716	1,295	3,401	2,516
Total Interest Expense	$43,025	$36,171	$84,101	$69,182

Average interest rate(1)	6.8%	8.5%	6.9%	8.5%
Average daily outstanding borrowings(1)	$2,433,091	$1,634,963	$2,356,060	$1,564,200
.
(1) Averages are calculated based on annualized amounts.

The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
June 30, 2025 (Unaudited)	$496.2	2,269.7	—	N/A
December 31, 2024	500.0	2,277.1	—	N/A
December 31, 2023	541.4	2,353.7	—	N/A
December 31, 2022	415.2	1,958.8	—	N/A
December 31, 2021	—	—	—	N/A
SPV Asset Facility I
June 30, 2025 (Unaudited)	$464.0	2,269.7	—	N/A
December 31, 2024	445.0	2,277.1	—	N/A
December 31, 2023	550.0	2,353.7	—	N/A
December 31, 2022	614.0	1,958.8	—	N/A
December 31, 2021	—	—	—	N/A
SPV Asset Facility II
June 30, 2025 (Unaudited)	$361.0	2,269.7	—	N/A
December 31, 2024	475.0	2,277.1	—	N/A
December 31, 2023	—	2,353.7	—	N/A
SPV Asset Facility III
June 30, 2025 (Unaudited)	$375.0	2,269.7	—	N/A
December 31, 2024	315.0	2,277.1	—	N/A
SPV Asset Facility IV
June 30, 2025 (Unaudited)	$330.0	2,269.7	—	N/A
Athena CLO III
June 30, 2025 (Unaudited)	$270.0	2,269.7	—	N/A
December 31, 2024	270.0	2,277.1	—	N/A
Series 2023A Notes
June 30, 2025 (Unaudited)	$100.0	2,269.7	—	N/A
December 31, 2024	100.0	2,277.1	—	N/A
December 31, 2023	100.0	2,353.7	—	N/A
Series 2023B-A Notes
June 30, 2025 (Unaudited)	$100.0	2,269.7	—	N/A
December 31, 2024	100.0	2,277.1	—	N/A
December 31, 2023	100.0	2,353.7	—	N/A
Series 2023B-B Notes
June 30, 2025 (Unaudited)	$75.0	2,269.7	—	N/A
December 31, 2024	75.0	2,277.1	—	N/A
December 31, 2023	75.0	2,353.7	—	N/A
Promissory Note(5)
December 31, 2021	$—	—	—	N/A
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

Revolving Credit Facility
On May 2, 2022, we entered into a Senior Secured Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent. On October 21, 2024 (the "Revolving Credit Facility Third Amendment Date"), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date and make various other changes. The following describes the terms of the Revolving Credit Facility as modified through June 27, 2025.
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
The Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $1.05 billion, which is comprised of (a) a term loan in an initial amount of $125.0 million, and (b) subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, a revolving credit facility in an amount of up to is $925.0 million (the Revolving Credit Facility increased from $875.0 million to $925.0 million on June 27, 2025). The amount available for borrowing under the revolving credit facility commitments of the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.75 billion through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
The availability period with respect to the revolving credit facility commitments under the Revolving Credit Facility will terminate on October 20, 2028 (the “Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on October 19, 2029 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus a margin of 1.875% per annum or (ii) the alternative base rate plus a margin of 0.875% per annum. With respect to loans denominated in U.S dollars, we may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 1.875% per annum. We also pay a fee of 0.350% on daily undrawn amounts under the Revolving Credit Facility.
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
SPV Asset Facility I
On April 27, 2022, Tech Income Funding I LLC (“Tech Income Funding I”), a Delaware limited liability company and a newly formed subsidiary of ours entered into a Credit Agreement (the “SPV Asset Facility I”) among Tech Income Funding I, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility I Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian. On May 6, 2022 (the “SPV Asset Facility I Closing Date”), in connection with SPV Asset Facility I, Tech Income Funding I entered into a Margining Agreement (the “SPV Asset Facility I Margining Agreement”), with Goldman Sachs Bank USA, as Administrative Agent. On October 24, 2024 (the “SPV Asset Facility I Second Amendment Date”), the parties to the SPV Asset Facility I entered into an amendment in order to, among other changes, replace Alter Domus (US) LLC as collateral custodian with State Street Bank and Trust Company. The following describes the terms of the SPV Asset Facility I as amended through the SPV Asset Facility I Second Amendment Date.
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
SPV Asset Facility IV
On June 12, 2025 (the “SPV Asset Facility IV Closing Date”), Tech Income Funding IV LLC (“Tech Income Funding IV”), a Delaware limited liability company and a newly formed subsidiary of ours entered into a Credit Agreement (the “SPV Asset Facility IV”), with Tech Income Funding IV, as borrower, The Bank of Nova Scotia, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator, custodian and document custodian, and the lenders party thereto.
The maximum principal amount which may be borrowed under the SPV Asset Facility IV is $350.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Tech Income Funding IV’s assets from time to time, and satisfaction of certain conditions, including coverage tests, collateral quality tests, a lender advance rate test and certain concentration limits.
The SPV Asset Facility IV provides for the ability to draw and redraw revolving loans under the SPV Asset Facility IV for a period of up to 2.5 years after the SPV Asset Facility IV Closing Date. Unless otherwise terminated, the SPV Asset Facility IV will mature on June 12, 2034 (the “SPV Asset Facility IV Stated Maturity”). Prior to the SPV Asset Facility IV Stated Maturity, proceeds received by Tech Income Funding IV from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us or reinvested to purchase new assets, subject to certain conditions. On the SPV Asset Facility IV Stated Maturity, Tech Income Funding IV must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

Amounts drawn bear interest at a reference rate (initially SOFR) plus an applicable margin that ranges from 1.58% to 2.25% depending on the ratio of broadly syndicated loans in the collateral. The undrawn amount of the aggregate revolving commitment not subject to such spread payment is subject to an undrawn fee of 0.00% per annum for the first three months, and 0.50% per annum thereafter. Tech Income Funding IV also pays The Bank of Nova Scotia certain fees in connection with its role as administrative agent.
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

Off-Balance Sheet Arrangements

Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

	As of
($ in thousands)	June 30, 2025	December 31, 2024
Total unfunded revolving loan commitments	$298,852	$249,744
Total unfunded delayed draw loan commitments	410,019	294,241
Total unfunded revolving and delayed draw loan commitments	$708,871	$543,985

Total unfunded equity commitments	$11,727	$446

Total unfunded commitments	$720,598	$544,431

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of June 30, 2025, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
On June 8, 2022, we settled the 4 warehouse investments that the Financing Providers purchased having an aggregate cost of $127.0 million. As of June 30, 2025, there were no purchase agreements outstanding with the Financing Providers.
Organizational and Offering Costs
The table below presents the total amount of organization and offering costs, inclusive of organization and offering costs deferred under the expense deferral agreement, incurred by the Adviser and its affiliates since inception and charged to us as of the following dates:

	As of
	June 30, 2025	December 31, 2024
($ in thousands)
Organizational and Offering Costs incurred by the Adviser	$4,932	$4,769
Organizational and Offering Costs charged to the Company(1)	$4,932	$3,039

(1) As of June 30, 2025, $3.8 million relates to offering costs and $1.1 million relates to organizational costs. The organizational costs were incurred by the Adviser prior to the Company meeting the first installment of the Expense Deferral Agreement. The organizational costs were subsequently incurred in the Consolidated Statements of Operations as professional fees and other general and administrative as the Company met the expense deferral installments applicable for those periods.

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

Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2025, management was not aware of any pending or threatened litigation.
Expense Deferral Agreement
Our Adviser has agreed to incur and pay certain expenses pursuant to the Expense Deferral Agreement prior to April 30, 2023. We will be obligated to reimburse the aggregate amount of expenses previously paid by the Adviser in eighteen equal installments, upon meeting specified conditions.
The table below presents the total amount of expenses incurred by the Adviser on our behalf and as of the following periods:

	As of
	June 30, 2025	December 31, 2024
($ in thousands)
Expenses incurred by the Adviser	$7,679	$7,679
Organizational and Offering Costs incurred by the Adviser	4,299	4,299
Total Expenses incurred by the Adviser	$11,978	$11,978
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
The table below presents the amounts, the number of installments and the amount we became obligated to reimburse the Adviser for the following periods:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
($ in thousands)
Number of installments met by the Company	0	7	3	10

Expenses reimbursed to the Adviser	$—	$3,333	$1,428	$4,761
Organizational and Offering Costs reimbursed to the Adviser	—	1,326	568	1,894
Total Expense reimbursed to the Adviser	$—	$4,659	$1,996	$6,655
As of March 31, 2025, we met the final installment under the expense deferral agreement and as of June 30, 2025 there were no expenses remaining. As of December 31, 2024, the total remaining expenses under the expense deferral agreement were $2.0 million, which represents the equivalent of three remaining installments. As of June 30, 2025, Net Subscriptions received from the sale of our common shares were $3.0 billion. See Note 3 "Agreements and Related Party Transactions."

Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities as of June 30, 2025:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year		1-3 years		3-5 years		After 5 years
Revolving Credit Facility	$496,217	$—		$—		$496,217		$—
SPV Asset Facility I	464,000	—		—		464,000		—
SPV Asset Facility II	361,000	—		—		361,000		—
SPV Asset Facility III	375,000	—		—		—		375,000
SPV Asset Facility IV	330,000	—	—	—	—	—	—	330,000
Athena CLO III	270,000	—		—		—		270,000
Series 2023A Notes	100,000	—		100,000		—		—
Series 2023B-A Notes	100,000	—		—		100,000		—
Series 2023B-B Notes	75,000	—		75,000		—		—
Total Contractual Obligations	$2,571,217	$—		$175,000		$1,421,217		$975,000

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

Recent Developments
Distribution
On August 5, 2025, our Board declared a distribution of $0.074775 per share, payable on or before September 30, 2025 to the shareholders of record as of August 29, 2025, a distribution of $0.074775 per share, payable on or before October 31, 2025 to the shareholders of record as of September 30, 2025, a distribution of $0.074775 per share, payable on or before November 30, 2025 to the shareholders of record as of October 31, 2025, and a special distribution of $0.010000 per share payable on or before October 31, 2025 to the shareholders of record as of September 30, 2025.
Equity Raise Proceeds
As of August 7, 2025, the Company has issued approximately 86.6 million shares of its Class S common stock, approximately 269.2 million shares of its Class I common stock and approximately 3.3 million shares of its Class D common stock and has raised total gross proceeds of approximately $895.0 million, $2.8 billion, and $34.2 million, respectively, including seed capital of $1,000 contributed by its Adviser in September 2021 and approximately $50.0 million in gross proceeds raised from entities affiliated with the Adviser. In addition, the Company has received $62.3 million in subscription payments which the Company accepted on August 4, 2025, which are pending the Company’s determination of the net asset value per share applicable to such purchase.

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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2025 and December 31, 2024, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
As of June 30, 2025, 99.2% of our debt investments based on fair value were floating rates and the majority of our debt investments have a floor of 0.8%. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 0.6%. The Revolving Credit Facility, the SPV Asset Facility I, the SPV Asset Facility II, SPV Asset Facility III, SPV Asset Facility IV, and the Series 2023B Notes bear interest at variable interest rates with no interest rate floor. Athena CLO III bears interest at fixed and variable rates. The Series 2023A Notes bear interest at a fixed rate.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$169,314	$73,987	$95,327
Up 200 basis points	$112,876	$49,324	$63,552
Up 100 basis points	$56,438	$24,662	$31,776
Down 100 basis points	$(56,438)	$(24,662)	$(31,776)
Down 200 basis points	$(112,876)	$(49,324)	$(63,552)
Down 300 basis points	$(169,118)	$(73,987)	$(95,131)
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC. In order to satisfy the reinvestment portion of our dividends for six months ended June 30, 2025, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class
1/27/2025	12/31/2024	362,084	$10.42	S
1/27/2025	12/31/2024	3,730	$10.42	D
1/27/2025	12/31/2024	927,721	$10.42	I
2/25/2025	1/31/2025	258,506	$10.43	S
2/25/2025	1/31/2025	2,665	$10.43	D
2/25/2025	1/31/2025	688,929	$10.43	I
3/25/2025	2/28/2025	271,975	$10.39	S
3/25/2025	2/28/2025	2,745	$10.39	D
3/25/2025	2/28/2025	707,738	$10.39	I
4/24/2025	3/31/2025	364,138	$10.34	S
4/24/2025	3/31/2025	3,866	$10.34	D
4/24/2025	3/31/2025	886,271	$10.34	I
5/23/2025	4/30/2025	296,283	$10.31	S
5/23/2025	4/30/2025	3,207	$10.31	D
5/23/2025	4/30/2025	707,923	$10.31	I
6/25/2025	5/31/2025	307,616	$10.35	S
6/25/2025	5/31/2025	3,635	$10.35	D
6/25/2025	5/31/2025	721,837	$10.35	I
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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 27, 2024	I	March 29, 2024	$13,250	$10.44	1,269,118
February 27, 2024	S	March 29, 2024	$1,958	$10.44	187,558
May 23, 2024	I	June 28, 2024	$26,086	$10.42	2,503,435
May 23, 2024	S	June 28, 2024	$11,239	$10.42	1,078,644
May 23, 2024	D	June 28, 2024	$169	$10.42	16,239
February 26, 2025	I	March 31, 2025	$82,728	$10.34	8,000,727
February 26, 2025	S	March 31, 2025	$15,662	$10.34	1,514,802
February 26, 2025	D	March 31, 2025	$147	$10.34	14,197
May 23, 2025	I	June 30, 2025	$130,914	$10.37	12,624,263
May 23, 2025	S	June 30, 2025	$16,306	$10.37	1,572,626

Item 3. Defaults Upon Senior Disclosures.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information

Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
10.1
Credit Agreement, dated as of June 12, 2025, among Tech Income Funding IV LLC, as Borrower, the Lenders party thereto, The Bank of Nova Scotia, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian and Document Custodian(incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 18, 2025)

10.2
Sale and Contribution Agreement, dated as of June 12, 2025, between Blue Owl Technology Income Corp., as Seller and Core Income Funding IV LLC, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 18, 2025).

21.1*	Subsidiary List
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Supplemental Financial Information (unaudited) as of and for the period ended June 30, 2025.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Technology Income Corp.

Date: August 7, 2025	By:	/s/ Craig W. Packer
Craig W. Packer Chief Executive Officer

Date: August 7, 2025	By:	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Chief Operating Officer