Form 10-Q
period 2025-09-30
Blue Owl Technology Income Corp.
filed 2025-11-06
CIK 1869453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

As of November 6, 2025, the registrant had 89,276,787, 1,998,094 and 244,798,174 shares of Class S, Class D and Class I common stock, $0.01, par value per share, outstanding, respectively.

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
•the impact of elevated inflation rates, fluctuating interest rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, changes in law or regulation, including the impact of tariff enactment, trade disputes with other countries, and the risk of recession or a prolonged shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Blue Owl Technology Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	As of September 30, 2025 (Unaudited)	As of December 31, 2024
Assets
Investments at fair value:
Non-controlled, non affiliated investments (amortized cost of $6,018,679 and $5,162,319, respectively)	$6,048,071	$5,178,632
Non-controlled, affiliated investments (amortized cost of $66,471 and $23,831, respectively)	68,621	24,212
Controlled, affiliated investments (amortized cost of $8,692 and $949, respectively)	8,599	954
Total investments at fair value (amortized cost of $6,093,842 and $5,187,099, respectively)	6,125,291	5,203,798
Cash	141,408	195,488
Foreign cash (cost of $7,506 and $3,613, respectively)	7,579	3,526
Interest and dividend receivable	32,746	40,767
Prepaid expenses and other assets	85,469	34,345
Total Assets	$6,392,493	$5,477,924
Liabilities
Debt (net of unamortized debt issuance costs of $31,743 and $30,367, respectively)	$2,684,902	$2,249,622
Distribution payable	27,224	29,717
Tender offer payable	90,207	96,172
Management fee payable	3,503	3,135
Incentive fee payable	12,234	11,785
Payable for investments purchased	116,721	54,508
Payables to affiliates	1,771	204
Accrued expenses and other liabilities	30,438	24,701
Total Liabilities	2,967,000	2,469,844
Commitments and contingencies (Note 7)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 87,916,447 and 69,897,488 issued and outstanding, respectively	879	699
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 1,985,426 and 1,498,231 issued and outstanding, respectively	20	15
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 238,905,560 and 217,328,509 shares issued and outstanding, respectively	2,389	2,173
Additional paid-in-capital	3,359,764	2,944,001
Accumulated undistributed (overdistributed) earnings	62,441	61,192
Total Net Assets	3,425,493	3,008,080
Total Liabilities and Net Assets	$6,392,493	$5,477,924
Net Asset Value Per Class S Share	$10.42	$10.42
Net Asset Value Per Class D Share	$10.42	$10.42
Net Asset Value Per Class I Share	$10.42	$10.42
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$133,847	$122,558	$389,667	$326,047
PIK interest income	8,184	5,708	21,232	16,586
PIK dividend income	4,828	5,038	13,729	14,023
Dividend income	—	2,494	870	7,470
Other income	2,010	1,682	5,762	5,422
Total investment income from non-controlled, non-affiliated investments	148,869	137,480	431,260	369,548
Investment income from non-controlled, affiliated investments:
Dividend income	984	8	1,923	48
Total investment income from non-controlled, affiliated investments	984	8	1,923	48
Investment income from controlled, affiliated investments:
Dividend income	202	—	295	—
Total investment income from controlled, affiliated investments	202	—	295	—
Total Investment Income	150,055	137,488	433,478	369,596
Operating Expenses
Offering costs	299	1,065	1,478	3,780
Interest expense	48,291	42,641	132,392	111,823
Management fee, net(1)	10,450	8,421	30,306	21,516
Capital gains incentive fees	1,447	(7)	110	(203)
Performance based incentive fees	10,786	9,986	31,735	26,884
Professional fees	1,326	1,695	4,972	5,836
Directors' fees	385	367	1,044	1,285
Shareholder servicing fees	1,942	1,409	5,435	3,586
Other general and administrative	1,056	1,788	3,960	6,307
Total Operating Expenses	75,982	67,365	211,432	180,814
Net Investment Income (Loss) Before Taxes	74,073	70,123	222,046	188,782
Income tax expense (benefit), including excise tax expense (benefit)	—	211	—	391
Net Investment Income (Loss) After Taxes	$74,073	$69,912	$222,046	$188,391
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$14,127	$(3,168)	$800	$(4,180)
Non-controlled, affiliated investments	1,572	181	1,769	468
Controlled, affiliated investments	(58)	(2)	(99)	(2)
Translation of assets and liabilities in foreign currencies and other transactions	(1,537)	33	(2,617)	(400)
Total Net Change in Unrealized Gain (Loss)	14,104	(2,956)	(147)	(4,114)
Net realized gain (loss):
Non-controlled, non-affiliated investments	74	2,829	(2,264)	2,829
Foreign currency transactions	1,553	65	3,275	(339)
Total Net Realized Gain (Loss)	1,627	2,894	1,011	2,490
Total Net Realized and Change in Unrealized Gain (Loss)	15,731	(62)	864	(1,624)
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$89,804	$69,850	$222,910	$186,767
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$22,426	$14,892	$53,251	$39,433
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock	$560	$357	$1,277	$1,067
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$66,818	$54,601	$168,382	$146,267
Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.26	$0.24	$0.65	$0.74
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	86,501,466	62,568,308	81,554,149	53,444,982
Earnings Per Share - Basic and Diluted of Class D Common Stock	$0.27	$0.26	$0.71	$0.79
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	2,039,982	1,397,480	1,810,217	1,353,150
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.28	$0.26	$0.71	$0.80
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	240,103,288	210,057,159	237,599,822	182,288,651
______________
(1)Refer to Note 3 “Agreements and Related Party Transactions” for additional details on management fee waiver.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value
Non-controlled/non-affiliated portfolio company investments
Debt Investments(7)
Aerospace & Defense
By Light Professional IT Services LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		7/2031	13,944	$13,740	$13,735
ManTech International Corporation(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2029	44,867	44,867	44,867
Peraton Corp.(3)(8)	First lien senior secured loan	S+	3.75%		2/2028	3,005	2,997	2,529
							61,604	61,131	1.8%
Airlines
Accommodations Plus Technologies LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		5/2032	20,748	20,548	20,541
							20,548	20,541	0.6%
Application Software
AI Titan Parent, Inc. (dba Prometheus Group)(3)(4)(8)	First lien senior secured loan	S+	4.50%		8/2031	27,547	27,306	27,272
AlphaSense, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2029	20,052	19,893	19,951
Anaplan, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2029	105,382	105,382	105,382
Armstrong Bidco Limited(3)(4)(19)(31)	First lien senior secured GBP delayed draw term loan	SA+	5.25%		6/2029	£40,433	49,014	54,162
Artifact Bidco, Inc. (dba Avetta)(3)(4)(9)	First lien senior secured loan	S+	4.25%		7/2031	11,042	10,995	11,042
Avalara, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		3/2032	33,042	33,042	33,032
Boxer Parent Company Inc. (f/k/a BMC)(3)(9)	First lien senior secured loan	S+	3.00%		7/2031	63,585	63,585	63,446
Central Parent Inc. (dba CDK Global Inc.)(3)(9)	First lien senior secured loan	S+	3.25%		7/2029	39,303	39,307	33,911
Coupa Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2030	775	775	775
Einstein Parent, Inc. (dba Smartsheet)(3)(4)(9)	First lien senior secured loan	S+	6.50%		1/2031	43,135	42,741	42,704
Granicus, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.25%	1/2031	11,876	11,783	11,876
Granicus, Inc.(3)(4)(9)	First lien senior secured delayed draw term loan	S+	3.00%	2.25%	1/2031	1,759	1,746	1,755
IGT Holding IV AB (dba IFS)(9)(31)	First lien senior secured loan	S+	3.00%		4/2032	12,500	12,500	12,563
Infobip Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	5.75%		6/2029	29,353	28,942	28,912
JS Parent, Inc. (dba Jama Software)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2031	13,540	13,483	13,540
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(3)(4)(8)(31)	First lien senior secured loan	S+	4.50%		7/2028	99,485	99,394	99,485

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value
Ministry Brands Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	18,760	18,557	18,620
Perforce Software, Inc.(3)(8)	First lien senior secured loan	S+	4.75%		3/2031	4,938	4,917	4,382
Perforce Software, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2029	14,553	14,365	13,352
Simpler Postage, Inc. (dba Easypost)(3)(4)(9)(22)	First lien senior secured loan	S+	8.00%		6/2029	19,790	19,045	18,434
XPLOR T1, LLC(3)(4)(9)	First lien senior secured loan	S+	3.50%		6/2031	39,600	39,600	39,501
Zendesk, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		11/2028	64,042	63,031	64,042
							719,403	718,139	21.0%
Banks
Finastra USA, Inc.(3)(9)(31)	First lien senior secured loan	S+	4.00%		9/2032	25,000	24,750	24,885
Finastra USA, Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	7.25%		9/2029	16,670	16,553	16,753
							41,303	41,638	1.2%
Beverages
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(3)(4)(8)	First lien senior secured loan	S+	6.25%		3/2027	13,036	12,959	12,971
							12,959	12,971	0.4%
Building Products
EET Buyer, Inc. (dba e-Emphasys)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		11/2027	8,346	8,283	8,346
							8,283	8,346	0.2%
Buildings & Real Estate
Associations, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		7/2028	80,111	79,999	80,111
Associations Finance, Inc.(3)(4)(6)	Unsecured notes	N/A		14.25%	5/2030	29,655	29,496	29,655
							109,495	109,766	3.2%
Capital Markets
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		6/2030	12,607	12,456	12,607
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)(3)(4)(8)	First lien senior secured loan	S+	5.50%		8/2032	40,909	40,303	40,295
							52,759	52,902	1.5%
Commercial Services & Supplies
Access CIG, LLC(3)(9)	First lien senior secured loan	S+	4.00%		8/2030	14,713	14,713	14,739
Charter NEX US, Inc.(3)(8)	First lien senior secured loan	S+	2.75%		11/2030	5,128	5,128	5,142
Denali BuyerCo, LLC (dba Summit Companies)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		9/2028	47,611	47,015	48,562

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value
Pye-Barker Fire & Safety, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		5/2031	33,264	33,079	33,181
Pye-Barker Fire & Safety, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.50%		5/2030	536	519	525
SimpliSafe Holding Corporation(3)(4)(8)	First lien senior secured loan	S+	6.25%		5/2028	67,321	66,760	67,321
W.A. Kendall and Company, LLC(3)(4)(10)(22)	First lien senior secured loan	S+	5.75%		4/2030	7,430	7,297	7,290
W.A. Kendall and Company, LLC(3)(4)(10)(22)	First lien senior secured revolving loan	S+	5.88%		4/2030	586	576	575
							175,087	177,335	5.2%
Construction & Engineering
Dodge Construction Network LLC(3)(9)	First lien senior secured loan	S+	6.25%		1/2029	5,453	5,364	5,399
Dodge Construction Network LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		2/2029	7,562	6,290	6,163
Engineered Machinery Holdings, Inc. (dba Duravant)(3)(9)	First lien senior secured loan	S+	3.50%		5/2028	16,667	16,604	16,743
							28,258	28,305	0.8%
Consumer Finance
Klarna Holding AB(3)(4)(9)(31)	Subordinated Floating Rate Notes	S+	7.00%		4/2034	32,666	32,666	32,666
							32,666	32,666	1.0%
Containers & Packaging
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(3)(8)	First lien senior secured loan	S+	3.25%		12/2030	7,407	7,407	7,392
Five Star Lower Holding LLC(3)(9)	First lien senior secured loan	S+	4.25%		5/2029	21,219	21,033	21,178
Pro Mach Group, Inc.(3)(8)	First lien senior secured loan	S+	2.75%		8/2028	4,950	4,950	4,957
Tricorbraun Holdings, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		3/2028	16,336	16,258	16,241
							49,648	49,768	1.5%
Diversified Consumer Services
Eagan Parent, Inc. (dba Elite)(3)(4)(9)	First lien senior secured loan	S+	4.50%		9/2032	10,663	10,613	10,609
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(3)(8)	First lien senior secured loan	S+	2.75%		10/2029	8,087	8,087	8,082
Eternal Buyer, LLC (dba Wedgewood Weddings)(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2032	14,375	14,305	14,303
Icefall Parent, Inc. (dba EngageSmart)(3)(4)(9)	First lien senior secured loan	S+	4.50%		1/2030	19,898	19,898	19,898
Learning Care Group (US) No. 2 Inc.(3)(4)(9)	First lien senior secured loan	S+	4.00%		8/2028	7,351	7,351	7,204
Litera Bidco LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		5/2028	50,829	50,645	50,829

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value
Relativity ODA LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		5/2029	45,112	44,967	45,112
							155,866	156,037	4.6%
Diversified Financial Services
BCPE Pequod Buyer, Inc. (dba Envestnet)(3)(8)	First lien senior secured loan	S+	3.00%		11/2031	24,938	25,019	24,970
BTRS Holdings Inc. (dba Billtrust)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		12/2028	46,854	46,705	46,854
Blackhawk Network Holdings, Inc.(3)(8)	First lien senior secured loan	S+	4.00%		3/2029	88,928	88,928	89,195
Computer Services, Inc. (dba CSI)(3)(4)(9)	First lien senior secured loan	S+	5.25%		11/2029	38,403	38,055	38,403
Computer Services, Inc. (dba CSI)(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2029	33,078	32,933	33,078
Deerfield Dakota Holdings(3)(4)(9)	First lien senior secured loan	S+	3.00%	2.75%	9/2032	56,457	56,177	56,175
Minotaur Acquisition, Inc. (dba Inspira Financial)(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2030	62,050	61,506	62,050
Pushpay USA Inc(3)(4)(10)(31)	First lien senior secured loan	S+	3.75%		8/2031	4,963	4,963	4,975
Smarsh Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		2/2029	33,083	32,896	33,001
Smarsh Inc.(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.75%		2/2029	923	912	915
							388,094	389,616	11.4%
Diversified Telecommunication Services
Level 3 Financing, Inc.(3)(8)(31)	First lien senior secured loan	S+	3.25%		3/2032	20,000	20,000	20,000
							20,000	20,000	0.6%
Entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(10)(31)	First lien senior secured loan	S+	5.25%		7/2031	70,064	69,278	70,064
							69,278	70,064	2.0%
Equity Real Estate Investment Trusts (REITs)
Storable, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		4/2031	49,757	49,699	49,852
Storable Intermediate Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+		6.00%	4/2032	47,028	46,809	47,028
							96,508	96,880	2.8%
Food & Staples Retailing
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(3)(4)(8)	First lien senior secured loan	S+	4.50%		12/2029	145,387	145,387	145,387
Fiesta Purchaser, Inc. (dba Shearer's Foods)(3)(8)	First lien senior secured loan	S+	2.75%		2/2031	9,875	9,875	9,850

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value
Fiesta Purchaser, Inc. (dba Shearer's Foods)(3)(4)(10)(22)	First lien senior secured revolving loan	S+	3.25%		2/2029	111	77	111
							155,339	155,348	4.5%
Food Products
Vital Bidco AB (dba Vitamin Well)(3)(4)(8)(31)	First lien senior secured loan	S+	4.31%		10/2031	18,994	18,715	18,994
							18,715	18,994	0.6%
Health Care Equipment & Supplies
PerkinElmer U.S. LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		3/2029	57,822	57,720	57,822
Cambrex Corporation(3)(4)(8)	First lien senior secured loan	S+	4.50%		3/2032	13,673	13,545	13,673
Confluent Medical Technologies, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.00%		2/2029	14,737	14,737	14,811
Packaging Coordinators Midco, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		1/2032	76,713	75,737	76,330
Resonetics, LLC(3)(9)	First lien senior secured loan	S+	2.75%		6/2031	9,900	9,900	9,886
							171,639	172,522	5.0%
Health Care Providers & Services
Atlas Borrower, LLC (dba Anovo)(3)(4)(9)	First lien senior secured loan	S+	4.50%		9/2032	21,368	21,156	21,154
Azalea TopCo, Inc. (dba Press Ganey)(3)(8)	First lien senior secured loan	S+	3.00%		4/2031	5,107	5,107	5,091
Bristol Hospice L.L.C.(3)(4)(8)	First lien senior secured loan	S+	5.00%		8/2032	18,258	18,167	18,167
Covetrus, Inc.(3)(4)(9)	Second lien senior secured loan	S+	9.25%		10/2030	25,000	24,619	23,313
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured loan	S+	3.18%	2.75%	7/2029	13,194	13,005	12,698
EresearchTechnology, Inc. (dba Clario)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		1/2032	59,891	59,302	59,891
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(9)	First lien senior secured loan	S+	4.75%		12/2029	45,350	44,711	45,350
MED ParentCo, LP(3)(8)	First lien senior secured loan	S+	3.25%		4/2031	14,888	14,888	14,909
OneOncology, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		6/2030	38,047	37,853	38,047
OneOncology, LLC(3)(4)(9)	First lien senior secured delayed draw term loan	S+	5.00%		6/2030	24,836	24,679	24,836
PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured loan	S+	6.00%		11/2030	38,563	38,256	35,671
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)	First lien senior secured loan	S+	5.75%		5/2029	16,549	16,350	14,190
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	6.25%		5/2029	625	616	536
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)	First lien senior secured revolving loan	S+	5.75%		5/2028	1,882	1,866	1,614

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value
Puma Buyer, LLC (dba PANTHERx)(3)(4)(9)	First lien senior secured loan	S+	4.25%		3/2032	20,615	20,469	20,615
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	8,842	8,764	8,842
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2031	15,160	15,015	15,084
							364,823	360,008	10.5%
Health Care Technology
Athenahealth Group Inc.(3)(8)	First lien senior secured loan	S+	2.75%		2/2029	20,412	20,413	20,361
Color Intermediate, LLC (dba ClaimsXten)(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2029	38,543	38,543	38,543
Cotiviti, Inc.(3)(8)	First lien senior secured loan	S+	2.75%		5/2031	4,982	4,860	4,889
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031	85,380	84,954	85,380
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		8/2031	18,500	18,396	18,392
Dragonfly Health, Inc. (f/k/a StateServ Acquisition, Inc.)(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		11/2030	13,855	13,724	13,855
Ensemble RCM, LLC(3)(9)	First lien senior secured loan	S+	3.00%		8/2029	12,325	12,259	12,351
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(8)	First lien senior secured loan	S+	5.75%		10/2028	4,153	4,109	4,070
Greenway Health, LLC(3)(4)(9)	First lien senior secured loan	S+	6.75%		4/2029	4,630	4,530	4,572
Himalaya Topco LLC (dba HealthEdge)(3)(4)(8)	First lien senior secured loan	S+	3.00%	2.25%	6/2032	41,937	41,523	41,518
Hyland Software, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		9/2030	39,781	39,781	39,781
Imprivata, Inc.(3)(9)	First lien senior secured loan	S+	3.00%		12/2027	20,411	20,411	20,480
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured loan	S+	4.00%	2.50%	12/2030	33,306	32,720	32,807
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030	513	478	505
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		6/2030	2,435	2,382	2,387
Inovalon Holdings, Inc.(3)(4)(8)	First lien senior secured loan	S+	2.75%	2.75%	11/2028	88,962	88,795	88,962
Inovalon Holdings, Inc.(3)(4)(8)	Second lien senior secured loan	S+		8.50%	11/2033	35,443	35,443	35,443
Interoperability Bidco, Inc. (dba Lyniate)(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		3/2028	28,213	28,158	27,778
Modernizing Medicine, Inc. (dba ModMed)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	4/2032	62,122	61,537	61,811

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value
Neptune Holdings, Inc. (dba NexTech)(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2030	30,342	30,208	30,342
PointClickCare Technologies, Inc.(3)(9)(31)	First lien senior secured loan	S+	2.75%		11/2031	11,970	11,970	11,977
Project Ruby Ultimate Parent Corp. (dba Wellsky)(3)(8)	First lien senior secured loan	S+	2.75%		3/2028	9,900	9,900	9,902
Raven Acquisition Holdings, LLC (dba R1 RCM)(3)(8)	First lien senior secured loan	S+	3.00%		11/2031	23,217	23,107	23,203
RL Datix Holdings (USA), Inc.(3)(4)(10)	First lien senior secured loan	S+	5.00%		4/2031	29,817	29,817	29,817
RL Datix Holdings (USA), Inc.(3)(4)(19)	First lien senior secured GBP term loan	SA+	5.00%		4/2031	£13,808	18,634	18,589
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2031	79,922	78,867	79,922
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		5/2031	1,289	1,193	1,289
Zelis Cost Management Buyer, Inc.(3)(8)	First lien senior secured loan	S+	2.75%		9/2029	9,850	9,814	9,821
Zelis Cost Management Buyer, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		11/2031	15,733	15,658	15,725
							782,184	784,472	22.9%
Hotels, Restaurants & Leisure
CE Intermediate I, LLC (dba Clubessential)(9)	First lien senior secured loan	S+	3.00%		2/2032	9,925	9,925	9,929
Troon Golf, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		8/2028	21,610	21,599	21,610
							31,524	31,539	0.9%
Household Products
WU Holdco, Inc. (dba PurposeBuilt Brands)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2032	18,955	18,910	18,955
							18,910	18,955	0.6%
Industrial Conglomerates
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(9)	First lien senior secured loan	S+	4.75%		1/2031	48,622	48,267	48,622
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.34%		1/2031	330	306	330
							48,573	48,952	1.4%
Insurance
Acrisure, LLC(3)(6)(31)	Unsecured notes	N/A	8.50%		6/2029	3,000	3,000	3,146
Acrisure, LLC(3)(8)(31)	First lien senior secured loan	S+	3.00%		11/2030	10,432	10,432	10,403
Alera Group, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		5/2032	7,500	7,464	7,525
Alera Group, Inc.(3)(8)	Second lien senior secured loan	S+	5.50%		5/2033	12,500	12,439	12,836
AmeriLife Holdings LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2029	37,378	36,989	37,191

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.81%		8/2029	4,134	4,117	4,113
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		8/2028	701	670	680
Ardonagh Midco 3 PLC(3)(9)(31)	First lien senior secured loan	S+	2.75%		2/2031	16,169	16,140	16,075
Asurion, LLC(3)(8)	First lien senior secured loan	S+	4.25%		8/2028	2,947	2,932	2,956
Asurion, LLC(3)(8)	First lien senior secured loan	S+	3.25%		7/2027	9,948	9,937	9,942
Asurion, LLC(3)(8)	Second lien senior secured loan	S+	5.25%		1/2029	29,332	28,129	28,015
Atlas US Finco, Inc. (dba Nearmap)(3)(4)(9)(31)	First lien senior secured loan	S+	5.00%		12/2029	9,029	8,987	8,984
Diamond Insure Bidco (dba Acturis)(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.00%		7/2031	€625	659	734
Diamond Insure Bidco (dba Acturis)(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	4.25%		7/2031	£2,042	2,537	2,749
Galway Borrower LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		9/2028	1,171	1,162	1,171
Integrated Specialty Coverages, LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		7/2030	78,208	77,964	78,208
Integrity Marketing Acquisition, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2028	66,483	66,209	66,483
Mitchell International, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		6/2031	22,473	22,378	22,439
Mitchell International, Inc.(3)(8)	Second lien senior secured loan	S+	5.25%		6/2032	7,300	7,268	7,205
Simplicity Financial Marketing Group Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		12/2031	23,014	22,786	23,014
Trucordia Insurance Holdings, LLC(3)(8)	First lien senior secured loan	S+	3.25%		6/2032	20,000	19,952	20,026
Trucordia Insurance Holdings, LLC(3)(4)(8)	Second lien senior secured loan	S+	5.75%		6/2033	25,000	24,756	25,000
							386,907	388,895	11.4%
Internet & Direct Marketing Retail
Aurelia Netherlands B.V.(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.75%		5/2031	€25,283	28,575	29,707
							28,575	29,707	0.9%
IT Services
Flexera Software LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		8/2032	35,127	35,041	35,039
Flexera Software LLC(3)(4)(13)	First lien senior secured EUR term loan	E+	4.75%		8/2032	€10,601	12,385	12,425
Kaseya Inc.(3)(8)	First lien senior secured loan	S+	3.25%		3/2032	49,750	49,516	49,795
Kaseya Inc.(3)(8)	Second lien senior secured loan	S+	5.00%		3/2033	15,732	15,646	15,726
Marcel Bidco LLC (dba SUSE)(4)(8)(31)	First lien senior secured loan	S+	3.00%		11/2030	17,617	17,617	17,617

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value
Renaissance Learning, Inc.(3)(8)	First lien senior secured loan	S+	4.00%		4/2030	887	884	766
Saphilux S.a.r.L. (dba IQ-EQ)(3)(9)(31)	First lien senior secured loan	S+	3.00%		7/2028	24,195	24,195	24,262
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured loan	S+	2.75%	2.25%	10/2031	68,001	67,358	67,067
Spaceship Purchaser, Inc. (dba Squarespace)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2031	67,498	67,195	67,498
							289,837	290,195	8.5%
Life Sciences Tools & Services
Bamboo US BidCo LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		9/2030	25,624	25,570	25,624
Bamboo US BidCo LLC(3)(4)(14)	First lien senior secured EUR term loan	E+	5.25%		9/2030	€12,462	13,111	14,643
Bracket Intermediate Holding Corp.(3)(8)	First lien senior secured loan	S+	4.25%		5/2028	19,552	19,552	19,642
Commander Buyer, Inc. (dba CenExel)(3)(4)(9)	First lien senior secured loan	S+	4.75%		6/2032	16,566	16,478	16,525
Creek Parent, Inc. (dba Catalent)(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2031	51,117	50,300	51,117
							125,011	127,551	3.7%
Machinery
Faraday Buyer, LLC (dba MacLean Power Systems)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028	17,742	17,504	17,742
FR Flow Control CB LLC (dba Trillium Flow Technologies)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		12/2029	18,196	18,077	18,196
FR Flow Control CB LLC (dba Trillium Flow Technologies)(3)(4)(8)(22)(31)	First lien senior secured revolving loan	S+	5.25%		12/2029	333	314	333
							35,895	36,271	1.1%
Media
Monotype Imaging Holdings Inc.(3)(4)(8)(22)	First lien senior secured loan	S+	5.50%		2/2031	34,450	34,227	34,450
							34,227	34,450	1.0%
Multiline Retail
PDI TA Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		2/2031	16,642	16,430	16,554
							16,430	16,554	0.5%
Pharmaceuticals
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured loan	S+	4.12%	1.88%	8/2029	9,195	9,059	9,126
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured delayed draw term loan	S+	5.75%		8/2029	954	939	947
							9,998	10,073	0.3%

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value
Professional Services
AQ Carver Buyer, Inc. (dba CoAdvantage)(3)(9)	First lien senior secured loan	S+	5.50%		8/2029	9,800	9,662	9,313
Certinia Inc.(3)(4)(9)	First lien senior secured loan	S+	5.25%		8/2030	58,676	57,960	58,676
CloudPay, Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	7.50%		7/2029	8,909	8,826	8,531
DCCM, LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2032	14,818	14,675	14,670
EP Purchaser, LLC (dba Entertainment Partners)(3)(4)(8)	First lien senior secured loan	S+	4.50%		11/2028	4,875	4,752	4,485
Gerson Lehrman Group, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2028	47,120	46,865	47,120
iSolved, Inc.(3)(8)	First lien senior secured loan	S+	2.75%		10/2030	10,497	10,497	10,518
Motus Group, LLC(3)(9)	First lien senior secured loan	S+	3.75%		12/2028	12,311	12,311	12,285
OneDigital Borrower LLC(3)(8)	First lien senior secured loan	S+	3.00%		7/2031	7,823	7,823	7,814
OneDigital Borrower LLC(3)(8)	Second lien senior secured loan	S+	5.25%		7/2032	3,700	3,684	3,728
Project Boost Purchaser, LLC (dba J.D. Power)(3)(9)	First lien senior secured loan	S+	2.75%		7/2031	11,166	11,166	11,131
Proofpoint, Inc.(3)(8)	First lien senior secured loan	S+	3.00%		8/2028	29,450	29,317	29,526
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured loan	S+	7.00%		5/2028	25,755	25,704	25,755
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR term loan	E+	7.25%		5/2028	€4,414	4,786	5,186
Sovos Compliance, LLC(3)(8)	First lien senior secured loan	S+	3.25%		8/2029	23,250	23,250	23,271
TK Operations Ltd (dba Travelperk, Inc.)(3)(4)(6)(31)	First lien senior secured loan	N/A		11.50%	5/2029	15,494	14,532	14,913
Vensure Employer Services, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.98%		9/2031	37,182	36,852	36,811
							322,662	323,733	9.5%
Real Estate Management & Development
Entrata, Inc.(3)(4)(8)	First lien senior secured loan	S+	3.00%		9/2032	32,500	32,419	32,419
RealPage, Inc.(3)(9)	First lien senior secured loan	S+	3.00%		4/2028	20,010	19,771	19,954
RealPage, Inc.(3)(9)	First lien senior secured loan	S+	3.75%		4/2028	19,054	18,964	19,102
							71,154	71,475	2.1%
Systems Software
Activate Holdings (US) Corp. (dba Absolute Software)(3)(4)(9)(31)	First lien senior secured loan	S+	5.50%		7/2030	48,457	48,293	48,457

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value
Appfire Technologies, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		3/2028	14,722	14,652	14,722
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(3)(4)(8)	First lien senior secured loan	S+	6.00%		3/2031	25,651	25,331	25,651
Barracuda Parent, LLC(3)(9)	First lien senior secured loan	S+	4.50%		8/2029	30,752	30,186	25,675
Barracuda Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	6.50%		8/2029	20,442	19,890	18,653
Barracuda Parent, LLC(3)(4)(9)	Second lien senior secured loan	S+	7.00%		8/2030	55,875	54,678	42,186
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2028	48,994	48,987	48,994
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2027	1,018	1,006	1,018
Cloud Software Group, Inc.(3)(9)	First lien senior secured loan	S+	3.25%		3/2031	27,467	27,467	27,560
Cloud Software Group, Inc.(3)(9)	First lien senior secured loan	S+	3.25%		8/2032	21,728	21,728	21,791
Clover Holdings 2, LLC (dba Cohesity)(3)(8)	First lien senior secured loan	S+	3.75%		12/2031	13,413	13,272	13,409
ConnectWise, LLC(3)(9)	First lien senior secured loan	S+	3.50%		9/2028	5,764	5,722	5,770
Crewline Buyer, Inc. (dba New Relic)(3)(4)(8)	First lien senior secured loan	S+	6.75%		11/2030	94,034	92,902	93,329
Databricks, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.50%		1/2031	48,571	48,340	48,571
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(8)	First lien senior secured loan	S+	2.75%		11/2029	17,029	17,029	16,821
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(8)	Second lien senior secured loan	S+	5.25%		11/2030	39,075	38,815	38,844
Forescout Technologies, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		5/2031	1,222	1,217	1,222
KnowBe4, Inc.(3)(9)	First lien senior secured loan	S+	3.75%		7/2032	16,000	15,961	16,000
Ping Identity Holding Corp.(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2029	43,457	43,386	43,457
Project Alpha Intermediate Holding, Inc. (dba Qlik)(3)(9)	First lien senior secured loan	S+	3.25%		10/2030	29,552	29,486	29,619
Securonix, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.00%	3.75%	4/2029	20,342	20,230	18,257
Sitecore Holding III A/S(3)(4)(9)	First lien senior secured loan	S+	3.25%	4.00%	3/2029	5,043	5,019	5,043
Sitecore Holding III A/S(3)(4)(14)	First lien senior secured EUR term loan	E+	3.25%	4.00%	3/2029	€29,174	30,695	34,279
Sitecore USA, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.00%	4.00%	3/2029	30,406	30,261	30,406
Sophos Holdings, LLC(3)(8)(31)	First lien senior secured loan	S+	3.50%		3/2027	7,724	7,666	7,729
Talon MidCo 2 Limited(3)(4)(8)(31)	First lien senior secured loan	S+	5.18%		8/2028	30,778	30,454	30,778

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value
Talon MidCo 2 Limited(3)(4)(8)(31)	First lien senior secured loan	S+	5.17%		8/2028	2,081	2,054	2,081
Tricentis Operations Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	1.38%	4.88%	2/2032	61,457	60,902	60,842
							785,629	771,164	22.5%
Water Utilities
Vessco Midco Holdings, LLC(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		7/2031	11,039	10,937	11,039
							10,937	11,039	0.3%
Wireless Telecommunication Services
CCI BUYER, INC. (dba Consumer Cellular)(3)(4)(9)	First lien senior secured loan	S+	5.00%		5/2032	32,597	32,284	32,434
							32,284	32,434	0.9%
Total non-controlled/non-affiliated debt investments							$5,783,012	$5,780,436	168.7%
Total non-controlled/non-affiliated misc. debt commitments(22)(23)(Note 7)							$(2,806)	$(2,112)	(0.1)%
Total non-controlled/non-affiliated portfolio company debt investments							$5,780,206	$5,778,324	168.7%
Equity Investments
Application Software
AlphaSense, LLC(3)(4)(29)(30)	Series E Preferred Shares	N/A			N/A	480,362	4,342	5,746
Project Alpine Co-Invest Fund, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	$6,667	6,671	8,755
Simpler Postage, Inc. (dba Easypost)(3)(4)(29)(30)	Warrants	N/A			N/A	68,396	861	743
Zoro TopCo, Inc.(3)(4)(9)(30)	Series A Preferred Equity	S+		9.50%	N/A	8,057	8,105	8,249
Zoro TopCo, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	671,414	6,714	7,536
							26,693	31,029	0.9%
Diversified Financial Services
Brex, Inc.(3)(4)(29)(30)	Class A Units	N/A			N/A	2,037,504	15,004	14,996
							15,004	14,996	0.4%
Health Care Providers & Services
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(29)(30)	Class A Interest	N/A			N/A	317	3,171	4,401
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(3)(4)(6)(30)	Series A Preferred Stock	N/A		15.00%	N/A	4,419	5,655	5,089
							8,826	9,490	0.3%
Health Care Technology
Minerva Holdco, Inc.(3)(4)(6)(30)	Senior A Preferred Stock	N/A		10.75%	N/A	40,000	58,584	58,497
ModMed Software Midco Holdings, Inc. (dba ModMed)(3)(4)(6)(30)	Series A Preferred Units	N/A		13.00%	N/A	13,733,060	13,390	13,493

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value
Orange Blossom Parent, Inc.(3)(4)(29)(30)	Common Units	N/A			N/A	16,667	1,667	1,720
							73,641	73,710	2.2%
Insurance
Accelerate Topco Holdings, LLC(3)(4)(29)(30)	Common Units	N/A			N/A	12,822	354	612
Hockey Parent Holdings, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	7,500	7,500	9,000
							7,854	9,612	0.3%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(3)(4)(10)(30)	Perpetual Preferred Stock	S+		10.75%	N/A	27,436	40,479	40,908
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Preferred equity	N/A			N/A	$3,346	3,346	3,346
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	5,871	2,230	2,230
							46,055	46,484	1.4%
Life Sciences Tools & Services
Baypine Commander Co-Invest, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	904	904	904
							904	904	—%
Pharmaceuticals
XOMA Corporation(3)(4)(29)(30)	Warrants	N/A			N/A	4,200	29	77
							29	77	—%
Professional Services
CloudPay, Inc.(3)(4)(6)(30)(31)	Series E Preferred Stock	N/A		13.50%	N/A	31,770	7,963	7,963
TravelPerk, Inc.(3)(4)(29)(30)(31)	Warrants	N/A			N/A	76,878	985	1,706
Vestwell Holdings, Inc.(3)(4)(29)(30)	Series D Preferred Stock	N/A			N/A	152,175	3,020	3,226
							11,968	12,895	0.4%
Systems Software
Chrome Investors LP(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	$8,754	8,757	8,754
Elliott Alto Co-Investor Aggregator L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	$7,836	7,887	16,179
Halo Parent Newco, LLC(3)(4)(6)(30)	Class H PIK Preferred Equity	N/A		11.00%	N/A	10,000	14,171	9,900
Project Hotel California Co-Invest Fund, L.P.(3)(29)(30)(31)	LP Interest	N/A			N/A	$6,712	6,682	11,924
Securiti, Inc.(3)(4)(29)(30)	Series C Preferred Shares	N/A			N/A	1,262,785	10,002	23,793
							47,499	70,550	2.1%

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest							% of Net Assets
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value
Total non-controlled/non-affiliated portfolio company equity investments							$238,473	$269,747	7.9%
Total non-controlled/non-affiliated portfolio company investments							$6,018,679	$6,048,071	176.6%
Non-controlled/affiliated portfolio company equity investments
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(3)(4)(24)(30)(31)	Specialty finance equity investment	N/A			N/A	2,658	2,690	2,530
LSI Financing LLC(3)(5)(22)(24)(26)(30)(31)	Specialty finance equity investment	N/A			N/A	61,631	61,631	63,941
							64,321	66,471	1.9%
Asset Based Lending and Fund Finance
Blue Owl Cross-Strategy Opportunities LLC(3)(5)(24)(26)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	2,150	2,150	2,150
							2,150	2,150	0.1%
Total non-controlled/affiliated portfolio company equity investments							$66,471	$68,621	2.0%
Controlled/affiliated portfolio company investments
Equity Investments
Joint Ventures
Blue Owl Credit SLF LLC(3)(5)(24)(26)(30)(31)	LLC Interest	N/A			N/A	86,909	8,692	8,599
							8,692	8,599	0.3%
Total controlled/affiliated portfolio company equity investments							$8,692	$8,599	0.3%
Total Investments							$6,093,842	$6,125,291	178.8%
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 30 for additional information on our restricted securities.
(2)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(3)Represent a co-investment made with the Company's affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(4)These investments were valued using unobservable inputs and are considered Level 3 investments.
(5)Investment measured at net asset value (“NAV”).
(6)Investment contains a fixed-rate structure.
(7)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S,” which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, three- or six-month EURIBOR), Canadian Overnight Repo Rate Average (“CORRA” or “C”) (which can include one- or three-month CORRA), SONIA (“SONIA” or “SA”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”) (which can include one-, three-, or six-month BBSY) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(8)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2025 was 4.13%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2025 was 3.98%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2025 was 3.85%.
(11)Reserved.
(12)Reserved.
(13)The interest rate on these loans is subject to 1 month EURIBOR, which as of September 30, 2025 was 1.93%
(14)The interest rate on these loans is subject to 3 month EURIBOR, which as of September 30, 2025 was 2.03%.
(15)Reserved.
(16)Reserved.
(17)Reserved.
(18)Reserved.

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

(19)The interest rate on these loans is subject to SONIA, which as of September 30, 2025 was 3.97%.
(20)Reserved.
(21)Reserved.
(22)Position or portion thereof is a partially unfunded debt or equity commitment. See Note 7 “Commitments and Contingencies.”

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Non-controlled/non-affiliated - debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$22,237	$—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	—	5,509	(28)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	4,064	(20)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	12/2025	—	4,010	(20)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	6/2026	4,134	381	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	2/2027	—	3,861	(10)
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	2/2027	—	4,164	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	12/2025	490	3,726	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	6/2026	—	2,688	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	2,703	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	1,939	4,240	—
Associations, Inc.	First lien senior secured delayed draw term loan	2/2027	1,260	11,341	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	11/2026	2,530	2,956	—
Cambrex Corporation	First lien senior secured delayed draw term loan	3/2027	—	2,041	—
Cambrex Corporation	First lien senior secured delayed draw term loan	9/2026	—	3,827	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	4,518	—
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	2/2026	—	22,991	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	6/2027	—	70	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	11/2025	—	7,254	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	6/2026	1,007	1,231	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	1/2027	56	4,422	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	5,755	6,661	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2027	—	1,223	—
Databricks, Inc.	First lien senior secured delayed draw term loan	7/2026	—	10,929	—
DCCM, LLC	First lien senior secured delayed draw term loan	6/2027	—	7,246	(36)
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	1/2027	6,536	7,149	—
Eagan Parent, Inc. (dba Elite)	First lien senior secured delayed draw term loan	9/2027	—	2,666	(7)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	1/2027	2,045	511	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured delayed draw term loan	1/2027	1,327	8,150	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured delayed draw term loan	6/2027	—	2,875	—
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11/2025	—	1,896	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	3,667	—

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	1,006	5,207	—
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	12/2027	—	5,762	(29)
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	6/2027	—	5,762	(29)
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	513	3,972	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	4,718	—
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	2/2027	—	5,190	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured delayed draw term loan	8/2027	—	7,829	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	10,314	907	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	4,709	—
ManTech International Corporation	First lien senior secured delayed draw term loan	12/2025	—	2,080	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	5/2026	—	9,006	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	730	2,109	—
OneOncology, LLC	First lien senior secured delayed draw term loan	3/2027	17,336	4,169	—
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	4/2026	—	40,847	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	5,120	(333)
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5/2026	1,576	9,249	—
Raven Acquisition Holdings, LLC (dba R1 RCM)	First lien senior secured delayed draw term loan	10/2026	—	1,667	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	6,725	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	7,734	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	2,297	11,334	—
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	6/2026	2,213	15,986	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	1,693	4,014	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	—	6,211	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2026	—	4,038	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	9,691	—
Tricentis Operations Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	11,994	(60)
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	1,550	1,562	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	1,693	1,423	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	9/2026	—	2,622	(13)
W.A. Kendall and Company, LLC	First lien senior secured delayed draw term loan	12/2026	1,595	6,670	—
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured delayed draw term loan	4/2027	—	4,611	—
Zendesk, Inc.	First lien senior secured delayed draw term loan	11/2025	4,569	10,041	—
Accommodations Plus Technologies LLC	First lien senior secured revolving loan	5/2032	—	3,200	(32)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	3,011	—
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	9,220	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	3,443	(34)
Alera Group, Inc.	First lien senior secured revolving loan	5/2030	—	1,250	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	701	3,503	—

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	6,481	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	330	3,069	—
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2028	350	1,283	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	1,930	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	—	4,115	—
Atlas Borrower, LLC (dba Anovo)	First lien senior secured revolving loan	9/2032	—	3,632	(36)
Atlas US Finco, Inc. (dba Nearmap)	First lien senior secured revolving loan	12/2028	—	948	(5)
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	2,850	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	4,103	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	1,018	3,086	—
BCPE Pequod Buyer, Inc. (dba Envestnet)	First lien senior secured revolving loan	11/2029	—	3,616	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	12/2028	5,664	3,147	—
Bristol Hospice L.L.C.	First lien senior secured revolving loan	8/2032	—	1,742	(9)
By Light Professional IT Services LLC	First lien senior secured revolving loan	7/2031	—	1,056	(16)
Cambrex Corporation	First lien senior secured revolving loan	3/2032	—	1,786	—
CCI BUYER, INC. (dba Consumer Cellular)	First lien senior secured revolving loan	5/2032	—	1,903	(10)
Certinia Inc.	First lien senior secured revolving loan	8/2030	—	5,882	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	3,012	(8)
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	54	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	7,376	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	1,119	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	9,434	(71)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	10,311	—
DCCM, LLC	First lien senior secured revolving loan	6/2032	—	2,899	(29)
Deerfield Dakota Holdings	First lien senior secured revolving loan	9/2032	—	5,293	(26)
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)	First lien senior secured revolving loan	8/2032	—	4,091	(61)
Dragonfly Health, Inc. (f/k/a StateServ Acquisition, Inc.)	First lien senior secured revolving loan	11/2030	79	1,107	—
Eagan Parent, Inc. (dba Elite)	First lien senior secured revolving loan	9/2032	—	1,422	(7)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	430	—
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	4,462	(45)
EresearchTechnology, Inc. (dba Clario)	First lien senior secured revolving loan	10/2031	—	4,738	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured revolving loan	6/2032	—	2,875	(14)
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	111	2,105	—
Flexera Software LLC	First lien senior secured revolving loan	8/2032	—	2,695	(7)
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2030	—	176	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	333	2,667	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	165	618	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2028	—	2,391	—

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	1,645	—
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured revolving loan	6/2032	—	6,483	(65)
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	1,919	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	1,957	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	2,435	769	—
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	7/2029	—	5,934	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	3,152	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	522	783	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2028	—	9,060	—
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	1,324	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	7,172	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	398	2,282	—
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	5,806	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	5,590	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	1,695	(13)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	5,540	—
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	5,759	(29)
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	4,268	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	4,118	—
OneOncology, LLC	First lien senior secured revolving loan	6/2029	—	7,640	—
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	1/2032	—	7,747	(39)
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	12/2032	—	1,691	(8)
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	538	807	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	5,373	(403)
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	2,990	(15)
Ping Identity Holding Corp.	First lien senior secured revolving loan	10/2028	—	4,390	—
Plasma Buyer LLC (dba PathGroup)*	First lien senior secured revolving loan	5/2028	1,882	—	—
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	3,333	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	5/2030	536	3,750	—
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	3,854	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	5,888	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	1,289	6,445	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	—	3,559	(365)
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	—	2,077	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	—	8,173	(102)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	2,857	—
Smarsh Inc.	First lien senior secured revolving loan	2/2029	923	2,373	—

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	8,076	—
Talon MidCo 2 Limited	First lien senior secured revolving loan	8/2028	—	2,738	—
Tricentis Operations Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	7,496	(75)
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	1,562	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	5/2029	—	2,106	(3)
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	1,038	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	—	4,468	—
W.A. Kendall and Company, LLC	First lien senior secured revolving loan	4/2030	586	549	—
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured revolving loan	4/2032	—	1,434	—
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	6,026	—
Proofpoint, Inc.	Second lien senior secured term loan	5/2033	—	38,245	—
Total non-controlled/non-affiliated - debt commitments			$92,024	$759,638	$(2,112)

Non-controlled/non-affiliated - equity commitments
Chrome Investors LP	LP Interest	N/A	$8,754	$2,189	$—
Total non-controlled/non-affiliated - equity commitments			$8,754	$2,189	$—

Non-controlled/affiliated - equity commitments
LSI Financing LLC	Specialty finance equity investment	N/A	$61,631	$31,038	$—
Total non-controlled/affiliated - equity commitments			$61,631	$31,038	$—

Total Portfolio Company Commitments			$162,409	$792,865	$(2,112)
*Fully funded
(23)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.
(24)As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the nine months ended September 30, 2025 were as follows:

Company	Fair Value at December 31, 2024	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Fair Value at September 30, 2025	Interest Income	Dividend Income	Other Income
Non-controlled Affiliates
LSI Financing 1 DAC	$3,102	$—	$(395)	$(177)	$2,530	$—	$219	$—
LSI Financing LLC	21,110	67,792	(26,907)	1,946	63,941	—	1,698
Blue Owl Cross-Strategy Opportunities LLC	—	2,150	—	—	2,150	—	6	$—
Total Non-controlled Affiliates	$24,212	$69,942	$(27,302)	$1,769	$68,621	$—	$1,923	$—

Company	Fair Value at December 31, 2024	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Fair Value at September 30, 2025	Interest Income	Dividend Income	Other Income
Controlled Affiliates
Blue Owl Credit SLF(c)	$954	$7,744	$—	$(99)	$8,599	$—	$295	$—
Total Controlled Affiliates	$954	$7,744	$—	$(99)	$8,599	$—	$295	$—

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

(a)Gross additions include increases in the cost basis of investments resulting from new investments, amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement at fair value of an existing portfolio company into this controlled affiliated category from a different category.
(b)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.
(c)For further description of the Company’s investment in Blue Owl Credit SLF LLC (“Credit SLF”), see “Note 4. Investments.”
(25)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Company’s Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”) and credit facilities to which certain of the Company’s subsidiaries are parties (the “SPV Asset Facilities” and the “CLOs”). See Note 5 “Debt.”
(26)Investment is not pledged as collateral for the credit facilities.
(27)As of September 30, 2025, the net estimated unrealized gain for U.S. federal income tax purposes was $75.7 million based on a tax cost basis of $6.0 billion. As of September 30, 2025, there were no estimated aggregate gross unrealized losses for U.S federal income tax purposes and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $75.7 million.
(28)Reserved..
(29)Investment is non-income producing.
(30)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $347.0 million or 10.1% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 09, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	May 04, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 23, 2022
Minerva Holdco, Inc.	Senior A Preferred Stock	May 02, 2022
Project Alpine Co-Invest Fund, LP	LP Interest	June 10, 2022
Securiti, Inc.	Series C Preferred Shares	July 28, 2022
Accelerate Topco Holdings, LLC	Common Units	September 01, 2022
Orange Blossom Parent, Inc.	Common Units	July 29, 2022
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
LSI Financing 1 DAC*	Specialty finance equity investment	December 14, 2022
Hockey Parent Holdings, L.P.	Class A Common Units	September 14, 2023
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	December 12, 2023
Xoma Corporation	Warrants	December 15, 2023
Vestwell Holdings, Inc.	Series D Preferred Stock	December 20, 2023
TravelPerk, Inc.	Warrants	May 02, 2024
Simpler Postage, Inc. (dba Easypost)	Warrants	June 11, 2024
AlphaSense, LLC	Series E Preferred Shares	June 27, 2024
CloudPay, Inc.	Series E Preferred Stock	July 31, 2024
Blue Owl Credit SLF LLC**	LLC Interest	August 01, 2024
LSI Financing LLC*	Specialty finance equity investment	November 24, 2024
Chrome Investors LP	LP Interest	January 25, 2025
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	April 30, 2025
Baypine Commander Co-Invest, LP	LP Interest	June 24, 2025
Blue Owl Cross-Strategy Opportunities LLC*	Specialty finance equity investment	September 19, 2025
Brex, Inc.	Class A Units	August 15, 2025
Nscale Global Holdings Limited	Preferred equity	September 29, 2025
Nscale Global Holdings Limited	Series B Preferred Shares	September 29, 2025
* Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies.”
** Refer to Note 4 “Investments - Credit SLF LLC” for further information.
(31) The portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2025, non-qualifying assets represented 12.5% of total assets as calculated in accordance with the regulatory requirements.
(32) Reserved.
(33) Reserved.
(34) BOCSO was formed to invest in alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of September 30, 2025, the portfolio consists of one investment with a cost and fair value of $24.6 million and $24.6 million, respectively. As of September 30, 2025, the portfolio industry composition was 100.0% ABF – Commercial Real Estate.

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
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Unless otherwise indicated, all investments are considered Level 3 investments. See Note 6 “Fair Value of Investments.”
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
(18)Investment is non-income producing.
(19)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Company’s Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”) and credit facilities to which certain of the Company’s subsidiaries are parties (the “SPV Asset Facilities” and the “CLOs”). See Note 5 “Debt.”
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
(21)Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities (“non-controlled affiliate”). Transactions during the year ended December 31, 2024 in which the Company was an Affiliated Person of the portfolio company are as follows:

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
_______________
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
* Refer to Note 3 “Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies.”
** Refer to Note 4 “Investments - Credit SLF LLC” for further information.
(23)     Unless otherwise indicated, all investments represent a co-investment made with the Company's affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(24)     This portfolio company was not a co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission.
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
_______________
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
(c)For further description of the Company’s investment in Blue Owl Credit SLF LLC (“Credit SLF”), see “Note 4. Investments.”
(26)     Investment measured at net asset value (“NAV”).
(27)     Investment is not pledged as collateral for the credit facilities.
(28)    The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents
Blue Owl Technology Income Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$74,073	$69,912	$222,046	$188,391
Net change in unrealized gain (loss)	14,104	(2,956)	(147)	(4,114)
Net realized gain (loss)	1,627	2,894	1,011	2,490
Net Increase (Decrease) in Net Assets Resulting from Operations	89,804	69,850	222,910	186,767
Distributions
Class S	(18,334)	(14,575)	(52,624)	(37,381)
Class D	(461)	(347)	(1,250)	(1,000)
Class I	(55,867)	(53,213)	(167,787)	(139,381)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(74,662)	(68,135)	(221,661)	(177,762)
Capital Share Transactions
Class S:
Issuance of common shares	51,417	98,379	207,625	267,104
Share transfers between classes(1)	(53)	—	(5,517)	(8,267)
Repurchase of common shares	(12,819)	(9,797)	(44,787)	(22,994)
Reinvestment of shareholders' distributions	10,338	7,545	29,638	18,833
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	48,883	96,127	186,959	254,676
Class D:
Issuance of shares of common stock	2,231	770	5,541	1,544
Share transfers between classes(1)	—	—	—	(13,605)
Repurchase of common shares	(678)	(28)	(825)	(197)
Reinvestment of shareholders' distributions	125	98	332	357
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	1,678	840	5,048	(11,901)
Class I:
Issuance of shares of common stock	108,260	205,631	438,636	796,999
Share transfers between classes(1)	53	—	5,517	21,872
Repurchase of common shares	(76,958)	(62,456)	(290,602)	(101,792)
Reinvestment of shareholders' distributions	22,466	21,304	70,606	53,760
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	53,821	164,479	224,157	770,839
Total Increase (Decrease) in Net Assets	119,524	263,161	417,413	1,022,619
Net Assets, at beginning of period	$3,305,969	$2,641,061	$3,008,080	$1,881,603
Net Assets, at end of period	$3,425,493	$2,904,222	$3,425,493	$2,904,222
_______________
(1)In certain cases, and subject to Blue Owl Securities LLC’s (d/b/a Blue Owl Securities) (the “Dealer Manager”) approval, including in situations where a holder of Class S or Class D shares exits a relationship with a participating broker-dealer for this offering and does not enter into a new relationship with a participating broker-dealer for this offering, such holder’s shares may be exchanged into an equivalent net asset value amount of Class I shares.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$222,910	$186,767
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,924,640)	(2,203,987)
Proceeds from investments and investment repayments, net	1,073,828	530,626
Net accretion/amortization of discount/premium on investments	(20,703)	(23,470)
Payment-in-kind interest	(23,397)	(14,813)
Payment-in-kind dividends	(11,179)	(16,269)
Net change in unrealized (gain) loss on investments	(2,470)	3,714
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	2,617	448
Net realized (gain) loss on investments	2,264	(2,829)
Net realized (gain) loss on foreign currency transactions relating to investments	(2,916)	—
Amortization of debt issuance costs	5,279	3,841
Amortization of offering costs	909	1,318
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	8,021	(15,589)
(Increase) decrease in prepaid expenses and other assets	(51,012)	(7,431)
(Increase) decrease in investments funded in advance	—	(63,907)
(Increase) decrease in receivables to affiliates	—	37
Increase (decrease) in incentive fee payable	449	2,460
Increase (decrease) in management fee payable	368	1,098
Increase (decrease) in payable for investments purchased	62,213	14,481
Increase (decrease) in payables to affiliates	2,324	2,776
Increase (decrease) in accrued expenses and other liabilities	5,737	14,867
Net cash provided by (used in) operating activities	(649,398)	(1,585,862)
Cash Flows from Financing Activities
Borrowings on debt	2,105,358	2,507,995
Payments on debt	(1,683,750)	(1,747,000)
Debt issuance costs	(6,655)	(8,219)
Proceeds from issuance of common shares	651,802	1,065,647
Offering costs paid	(1,627)	(3,332)
Cash distributions paid to shareholders	(123,578)	(92,993)
Repurchase of common shares	(342,179)	(92,993)
Net cash provided by (used in) financing activities	599,371	1,629,105
Net increase (decrease) in cash	(50,027)	43,243
Cash, including foreign cash, beginning of period	199,014	47,861
Cash, including foreign cash, end of period	$148,987	$91,104
Supplemental and Non-Cash Information
Interest paid during the period	$123,021	$96,079
Distributions declared during the period	$221,661	$177,762
Reinvestment of distributions during the period	$100,576	$72,950
Distributions payable	$27,224	$28,689
Tender offer payable	$90,207	$72,281
Taxes, including excise tax, paid during the period	$178	$149
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Notes to the Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 1. Organization and Principal Business
Blue Owl Technology Income Corp. (“OTIC” or the “Company”) is a Maryland corporation formed on June 22, 2021. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, technology-related companies, specifically software companies, based primarily in the United States. The Company originates and invests in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The Company`s investment objective is to maximize total return by generating current income from its debt investments and other income producing securities, and capital appreciation from its equity and equity-linked investments. The Company intends to invest at least 80% of the value of its total assets in “technology-related” companies. The Company defines technology related companies as those that (i) operate directly in the technology industry, which includes but is not limited to, application software, systems software, healthcare technology, information technology, technology services and infrastructure, financial technology and internet and digital media, (ii) operate indirectly through their reliance on technology (i.e., utilizing scientific knowledge or technology-enabled techniques, skills, methods, devices or processes to deliver goods and/or services) or (iii) seek to grow through technological advancements and innovations. The Company invests in a broad range of companies with a focus on established enterprise software companies that are capitalizing on the large and growing demand for software products and services.
The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company (a “RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Because the Company has elected to be regulated as a BDC and qualifies as a RIC under the Code, the Company’s portfolio is subject to diversification and other requirements.
On December 9, 2021, the Company formed a wholly-owned subsidiary, OR Tech Lending IC LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Tech Lending IC LLC originates loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business.
Blue Owl Technology Credit Advisors II LLC (“the Adviser” or “OTCA II”) serves as the Company’s investment adviser. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms, and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. Subject to the overall supervision of the Company`s board of directors (the “Board”), the Adviser manages the day-to-day operations of and provides investment advisory and management services to the Company.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Company commenced its follow-on offering pursuant to which it is currently offering on a continuous basis up to $5,000,000,000 in any combination of Class S, Class D and Class I common shares.
Since meeting the minimum offering requirement and commencing its continuous public offering through September 30, 2025, the Company has issued 90,466,009 shares of Class S common stock, 3,352,096 shares of Class D common stock, and 40,270,067 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to the Company’s distribution reinvestment plan, for gross proceeds of $935.1 million, $34.2 million and $413.3 million, respectively, including $1,000 of seed capital contributed by its Initial Shareholder. The Company has issued 238,114,597 shares of its Class I common stock to feeder vehicles primarily created to hold the Company’s Class I shares in a Private Offering and raised gross proceeds of approximately $2.4 billion. The offer and sale of these Class I shares was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or Regulation S thereunder (the “Private Offering”).
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
Cash & Restricted Cash
Cash consists of deposits held at a custodian bank and restricted cash pledged as collateral (when applicable). Cash is carried at cost, which approximates fair value. The Company deposits its cash with highly-rated banking corporations and, at times, may exceed the insured limits under applicable law.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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
Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. The Company does not currently use derivatives. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when the Company trades reverse repurchase agreements or similar financing transactions, including certain tender option bonds, the Company needs to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating the Company’s asset coverage ratio. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company adopted a derivatives policy and complies with the recordkeeping requirements of Rule 18f-4.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
PIK interest and PIK dividend income consisted of the following for the periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
PIK Interest Income	$8,184	$5,708	$21,232	$16,586
PIK Interest Income as a % of Investment Income	5.5%	4.2%	4.9%	4.5%
PIK Dividend Income	$4,828	$5,038	$13,729	$14,023
PIK Dividend Income as a % of Investment Income	3.2%	3.7%	3.2%	3.8%
Total PIK Income	$13,012	$10,746	$34,961	$30,609
Total PIK Income as a % of Investment Income	8.7%	7.9%	8.1%	8.3%
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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
The Company does not consolidate its equity interests in Blue Owl Credit SLF LLC (“Credit SLF”). For further description of the Company's investment in Credit SLF, see Note 4 “Investments.”
Segment Reporting
In accordance with ASC Topic 280 – “Segment Reporting (ASC 280),” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer, president, and chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholder’s equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.
Note 3. Agreements and Related Party Transactions
As of September 30, 2025 and December 31, 2024, the Company had payables to affiliates of $17.5 million and $15.1 million, primarily comprised of $12.2 million and $11.8 million of accrued capital gains and performance based incentive fees, respectively,

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
and $3.5 million and $3.1 million of management fees, respectively. The payable to affiliates also includes $1.8 million and $0.2 million of operating expenses as of September 30, 2025 and December 31, 2024, respectively.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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
For the three and nine months ended September 30, 2025, management fees were $10.5 million, net of $0.02 million in management fee waivers, and $30.3 million, net of $0.04 million in management fee waivers, respectively. For the three and nine months ended September 30, 2024, management fees were $8.4 million and $21.5 million, respectively.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
sell the relevant investment and realize a capital gain. In no event will the incentive fee on capital gains payable pursuant hereto be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.
For the three and nine months ended September 30, 2025, performance-based incentive fees were $10.8 million and $31.7 million, respectively. For the three and nine months ended September 30, 2024, performance-based incentive fees were $10.0 million and $26.9 million, respectively.
For the three and nine months ended September 30, 2025, capital gains-based incentive fees were $1.4 million and $0.1 million, respectively, which is related to unrealized appreciation. For the three and nine months ended September 30, 2024, capital gains-based incentive fees were $(7.0) thousand and $(0.2) million, respectively, which is related to unrealized depreciation.
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
For the three and nine months ended September 30, 2025 organization and offering costs that are reimbursable to the Adviser that were incurred by the Company were insignificant and $0.7 million, respectively. For the three and nine months ended September 30, 2024, organization and offering costs that are reimbursable to the Adviser incurred by the Company were $0.6 million and $2.7 million, respectively.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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
The Adviser is affiliated with Blue Owl Credit Advisors LLC (“OCA”), OTCA, Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with OCA, OTCA, OPFA and the Adviser, the “Blue Owl Credit Advisers”), which are also investment advisers. The Blue Owl Credit Advisers are indirect affiliates of Blue Owl and comprise part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Blue Owl Credit Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, and other funds managed by the Adviser, or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the business development companies, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have a similar investment objective to the Company’s.
Controlled, Affiliated/Non-Controlled, Affiliated Portfolio Companies
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
The Company has made investments in non-controlled, affiliated companies, including LSI Financing 1 DAC, LSI Financing LLC (collectively, “LSI Financing”) and Blue Owl Cross-Strategy Opportunities LLC (“BOCSO”).
LSI Financing 1 DAC (“LSI Financing DAC”) is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing DAC. As of September 30, 2025, the fair value of the Company's investment in LSI Financing DAC was $2.5 million and the Company's total commitment was $2.7 million.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. An affiliate of the Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the Company’s pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of September 30, 2025, the fair value of the Company’s investment in LSI Financing LLC was $63.9 million and the Company's total commitment was $92.7 million. The Company does not consolidate its equity interest in LSI Financing LLC.
BOCSO is a portfolio company formed to invest in alternative credit assets, including asset-based finance (ABF). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. On September 18, 2025, we made an initial equity contribution to BOCSO. As of September 30, 2025, the Company’s investment at fair value in BOCSO was $2.2 million and the Company’s total commitment was $2.2 million. The Company does not consolidate its equity interest in BOCSO.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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
For the three and nine months ended September 30, 2025, the Company incurred servicing fees with respect to Class S shares of $1.9 million and $5.4 million, respectively. For the three and nine months ended September 30, 2024, the Company incurred servicing fees with respect to Class S shares of $1.4 million and $3.6 million, respectively. The Company deemed servicing fees with respect to the Class D shares insignificant to disclose for the three and nine months ended September 30, 2025 and 2024.
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
Expense Support and Conditional Reimbursement Agreement
On November 30, 2021, the Company entered into an Expense Support Agreement and Conditional Reimbursement Agreement, or the “Expense Support Agreement”, with the Adviser, the purpose of which was to ensure that no portion of the Company’s distributions to shareholders represented a return of capital for U.S. federal income tax purposes. The Expense Support Agreement became effective as of the date that the Company met the minimum offering requirement and was terminated by the Adviser on March 7, 2023. On a quarterly basis, the Adviser reimbursed the Company for “Operating Expenses” (as defined below) in an amount equal to the excess of the Company’s cumulative distributions paid to the Company’s shareholders in each quarter over “Available Operating Funds” (as defined below) received by the Company on account of the Company’s investment portfolio during such quarter. Any payments that the Adviser was required to make pursuant to the preceding sentence are referred to herein as an “Expense Payment.”
Under the Expense Support Agreement, “Operating Expenses” was defined as all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. “Available Operating Funds” was defined as the sum of (i) the Company’s estimated investment company taxable income (including realized net short-term capital gains reduced by realized net long-term capital losses), (ii) the Company’s realized net capital gains (including the excess of realized net long-term capital gains over realized net short-term capital losses) and (iii) dividends and other distributions paid to the

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Company on account of preferred and common equity investments in portfolio companies, if any (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
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
Following any quarter in which Available Operating Funds exceed the cumulative distributions paid by the Company in respect of such quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company is required to pay such Excess Operating Funds, or a portion thereof, in accordance with the stipulations below, as applicable, to the Adviser, until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such quarter have been reimbursed. Any payments required to be made by the Company are referred to as a “Reimbursement Payment.”
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 4. Investments
The table below presents our investments at amortized cost and fair value as of the following periods:

	As of September 30, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$5,469,567	$5,480,561	$4,707,450	$4,727,263
Second-lien senior secured debt investments	245,477	232,296	175,078	165,292
Unsecured debt investments	65,162	65,467	62,158	62,455
Preferred equity investments	171,287	182,440	175,076	171,478
Common equity investments	67,186	87,307	42,558	52,144
Specialty finance equity investments	66,471	68,621	23,830	24,212
Joint Ventures	8,692	8,599	949	954
Total Investments	$6,093,842	$6,125,291	$5,187,099	$5,203,798

The Company uses Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of
	As of September 30, 2025	As of December 31, 2024
Aerospace & Defense	1.0%	0.9%
Airlines	0.3%	—%
Application Software	12.2%	12.4%
Asset Based Lending and Fund Finance(1)(2)	—%	—%
Banks	0.7%	1.2%
Beverages	0.2%	0.7%
Buildings & Real Estate	1.8%	1.8%
Building Products	0.1%	0.1%
Capital Markets	0.9%	0.1%
Commercial Services & Supplies	2.9%	3.1%
Construction & Engineering	0.5%	0.5%
Consumer Finance	0.5%	0.6%
Containers & Packaging	0.8%	1.0%
Diversified Consumer Services	2.5%	2.7%
Diversified Financial Services	6.6%	5.7%
Diversified Telecommunication Services	0.3%	0.3%
Entertainment	1.1%	1.3%
Equity Real Estate Investment Trusts (REITs)	1.6%	1.0%
Food & Staples Retailing	2.5%	3.0%
Food Products	0.3%	0.4%
Health Care Equipment & Supplies	2.8%	1.6%
Health Care Providers & Services	6.0%	4.2%
Health Care Technology	14.2%	13.0%
Hotels, Restaurants & Leisure	0.5%	1.0%
Household Products	0.3%	—%
Industrial Conglomerates	0.8%	0.7%
Insurance	6.5%	7.2%
Internet & Direct Marketing Retail	0.5%	0.5%

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of
	As of September 30, 2025	As of December 31, 2024
IT Services	5.5%	6.0%
Joint Ventures(1)	0.1%	—%
Life Sciences Tools & Services	2.1%	2.3%
Machinery	0.6%	0.7%
Media	0.6%	0.7%
Multiline Retail	0.3%	0.3%
Pharmaceuticals(3)	1.3%	0.7%
Professional Services	5.5%	6.5%
Real Estate Management & Development	1.2%	1.4%
Specialty Retail	—%	0.1%
Systems Software	13.7%	16.1%
Water Utilities	0.2%	0.2%
Wireless Telecommunication Services	0.5%	—%
Total	100.0%	100.0%
_______________
(1)As of September 30, 2025 and December 31, 2024, our investment balance is insignificant (if applicable).
(2)Includes investment in BOCSO.
(3)Includes investments in LSI Financing DAC and LSI Financing LLC.
The table below presents investments by geographic composition based on fair value as of the following periods:

	As of September 30, 2025	As of December 31, 2024
United States:
Midwest	14.2%	16.1%
Northeast	21.2%	19.3%
South	32.3%	29.9%
West	22.3%	23.0%
Canada	2.6%	3.4%
United Kingdom	4.5%	5.3%
Other international	2.9%	3.0%
Total	100.0%	100.0%

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Blue Owl Credit SLF LLC
Credit SLF, a Delaware limited liability company, is a joint venture among the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit Member” and collectively, the “Credit Members”). Credit SLF’s principal purpose is to make investments primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board of directors comprised of an equal number of directors appointed by each Credit Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Credit SLF Members coinvest through Credit SLF, or its wholly owned subsidiaries. Credit SLF’s date of inception was May 6, 2024 and Credit SLF made its first portfolio company investment on July 23, 2024.
Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company’s valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Credit SLF.
On May 15, 2025, the Credit SLF Members modified their capital commitments to Credit SLF and the Company's capital commitment was increased to $8.7 million of which $7.5 million was unfunded; the previously unfunded $7.5 million has since been funded. On September 4, 2025, certain Credit SLF Members increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $16.2 million of which $7.5 million was unfunded.
As of September 30, 2025, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic Ownership Interest(1)

Blue Owl Capital Corporation	$427,085	74.0%
Blue Owl Capital Corporation II	244	0.0%
Blue Owl Credit Income Corp.	87,169	8.5%
Blue Owl Technology Finance Corp.	34,937	3.4%
Blue Owl Technology Income Corp.	16,161	1.6%
State Teachers Retirement System of Ohio	80,799	12.5%
Total	$646,395	100.0%
_______________
(1)Economic ownership interest based on funded capital to date.
The table below sets forth Credit SLF’s consolidated financial data as of and for the following periods:

($ in thousands)	As of September 30, 2025	As of December 31, 2024
Consolidated Balance Sheet Data
Cash	$153,889	$17,354
Investments at fair value	$2,149,879	$1,164,473
Total Assets	$2,322,279	$1,196,367
Total Debt (net of unamortized debt issuance costs)	$1,567,440	$750,610
Total Liabilities	$1,781,658	$847,556
Total Credit SLF Members’ Equity	$540,621	$348,811

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024(1)	2025	2024(1)
Consolidated Statement of Operations Data
Investment income	$38,037	$556	$93,154	$556
Net operating expenses	22,351	602	54,491	672
Net investment income (loss)	$15,686	$(46)	$38,663	$(116)
Total net realized and unrealized gain (loss)	(2,345)	104	(9,129)	104
Net increase (decrease) in Credit SLF Members’ Equity resulting from operations	$13,341	$58	$29,534	$(12)
_______________
(1) Credit SLF commenced operations on May 6, 2024.
The Company’s proportional share of Credit SLF’s generated distributions for the following period:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
($ in thousands)	2025	2025
Dividend income	$202	$295

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage was 220% and 228%, respectively.
The tables below present debt obligations as of the following periods:

	As of September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$1,050,000	$702,395	$347,605	$(8,238)	$694,157
SPV Asset Facility I	750,000	497,000	70,297	(6,049)	490,951
SPV Asset Facility II	500,000	292,250	143,827	(3,826)	288,424
SPV Asset Facility III	550,000	350,000	35,419	(7,120)	342,880
SPV Asset Facility IV	350,000	330,000	3,450	(2,974)	327,026
Athena CLO III	270,000	270,000	—	(2,266)	267,734
Series 2023A Notes	100,000	100,000	—	(309)	99,691
Series 2023B-A Notes	100,000	100,000	—	(597)	99,403
Series 2023B-B Notes	75,000	75,000	—	(364)	74,636
Total Debt	$3,745,000	$2,716,645	$600,598	$(31,743)	$2,684,902
_______________
(1)The amount available reflects any collateral related limitations related to each credit facility’s borrowing base.

	As of December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$1,000,000	$499,989	$500,011	$(9,507)	$490,482
SPV Asset Facility I	750,000	445,000	33,009	(7,303)	437,697
SPV Asset Facility II	500,000	475,000	25,000	(4,528)	470,472
SPV Asset Facility III	550,000	315,000	82,551	(4,743)	310,257
Athena CLO III	270,000	270,000	—	(2,366)	267,634
Series 2023A Notes	100,000	100,000	—	(612)	99,388
Series 2023B-A Notes	100,000	100,000	—	(733)	99,267
Series 2023B-B Notes	75,000	75,000	—	(575)	74,425
Total Debt	$3,345,000	$2,279,989	$640,571	$(30,367)	$2,249,622
_______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$46,413	$41,316	$127,113	$107,982
Amortization of debt issuance costs	1,878	1,325	5,279	3,841
Total Interest Expense	$48,291	$42,641	$132,392	$111,823

Average interest rate(1)	6.9%	8.3%	6.9%	8.4%
Average daily borrowings(1)	$2,683,568	$1,982,117	$2,466,429	$1,704,523
_______________
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 6. Fair Value of Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash	$148,987	$—	$—	$148,987
Investments:
First-lien senior secured debt investments	—	1,128,128	4,352,433	5,480,561
Second-lien senior secured debt investments	—	106,354	125,942	232,296
Unsecured debt investments	—	3,146	62,321	65,467
Preferred equity investments	—	—	182,440	182,440
Common equity investments	—	11,924	75,383	87,307
Specialty finance equity investments	—	—	2,530	2,530
Subtotal	—	1,249,552	4,801,049	6,050,601
Investments measured at Net Asset Value ("NAV")(1)	—	—	—	74,690
Total Investments at Fair Value	$—	$1,249,552	$4,801,049	$6,125,291
_______________
(1)Includes investments in BOCSO, Credit SLF and LSI Financing LLC, which is measured at fair value using the net asset value per share (or its equivalent) practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash	$199,014	$—	$—	$199,014
Investments:
First-lien senior secured debt investments	—	1,125,586	3,601,677	4,727,263
Second-lien senior secured debt investments	—	42,945	122,347	165,292
Unsecured debt investments	—	3,122	59,333	62,455
Preferred equity investments	—	—	171,478	171,478
Common equity investments	—	—	52,144	52,144
Specialty finance equity investments	—	—	3,102	3,102
Subtotal	—	1,171,653	4,010,081	5,181,734
Investments measured at Net Asset Value (“NAV”)(1)	—	—	—	22,064
Total Investments at Fair Value	$—	$1,171,653	$4,010,081	$5,203,798
_______________
(1)Includes investments in Credit SLF and LSI Financing LLC, which is measured at fair value using the net asset value per share (or its equivalent) practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The tables below present changes in fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended September 30, 2025
	Debt Investments			Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$4,099,772	$123,282	$61,279	$166,760	$58,231	$2,446	$4,511,770
Purchases of investments, net	377,460	—	—	5,775	15,005	—	398,240
Payment-in-kind	6,533	1,884	1,042	2,708	—	—	12,167
Proceeds from investments, net	(172,026)	—	—	(6,120)	—	—	(178,146)
Net change in unrealized gain (loss)	(4,131)	711	(6)	13,197	2,147	84	12,002
Net realized gains (losses)	1,379	—	—	61	—	—	1,440
Net accretion/amortization of discount/premium on investments	4,001	65	6	59	—	—	4,131
Transfers into (out of) Level 3(1)	39,445	—	—	—	—	—	39,445
Fair Value, End of Period	$4,352,433	$125,942	$62,321	$182,440	$75,383	$2,530	$4,801,049
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended September 30, 2025, transfers into Level 3 out of Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Nine Months Ended September 30, 2025
	Debt Investments			Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$3,601,677	$122,347	$59,333	$171,478	$52,144	$3,102	$4,010,081
Purchases of investments, net	1,204,905	56,928	—	19,165	24,662	—	1,305,660
Payment-in-kind	13,409	7,001	2,987	11,179	—	—	34,576
Proceeds from investments, net	(483,109)	(57,609)	—	(35,173)	—	(395)	(576,286)
Net change in unrealized gain (loss)	5,587	(3,411)	(17)	14,751	6,306	(177)	23,039
Net realized gains (losses)	2,923	—	—	347	—	—	3,270
Net accretion/amortization of discount/premium on investments	12,394	686	18	693	—	—	13,791
Transfers into (out of) Level 3(1)	(5,353)	—	—	—	(7,729)	—	(13,082)
Fair Value, End of Period	$4,352,433	$125,942	$62,321	$182,440	$75,383	$2,530	$4,801,049
______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended September 30, 2025, transfers out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of and for the Three Months Ended September 30, 2024
	Debt Investments			Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$2,760,043	$162,826	$60,279	$208,652	$47,233	$11,970	$3,251,003
Purchases of investments, net	589,054	—	—	6,384	—	1,733	597,171
Payment-in-kind	1,923	2,044	923	8,739	—	—	13,629
Proceeds from investments, net	(56,582)	(17,648)	—	(60,097)	—	(455)	(134,782)
Net change in unrealized gain (loss)	6,287	880	188	(3,629)	1,591	181	5,498
Net realized gains (losses)	2	—	—	2,862	—	—	2,864
Net accretion/amortization of discount/premium on investments	3,894	187	7	1,387	—	—	5,475
Transfers into (out of) Level 3(1)	(10,306)	(55,226)	(3,000)	—	—	—	(68,532)
Fair Value, End of Period	$3,294,315	$93,063	$58,397	$164,298	$48,824	$13,429	$3,672,326
______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended September 30, 2024, transfers out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Nine Months Ended September 30, 2024
	Debt investments			Equity investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$2,136,466	$180,480	$—	$198,795	$43,444	$13,002	$2,572,187
Purchases of investments, net	1,289,592	—	56,746	11,956	1,772	1,733	1,361,799
Payment-in-kind	8,697	4,654	1,461	16,270	—	—	31,082
Proceeds from investments, net	(247,689)	(39,205)	—	(61,356)	—	(1,774)	(350,024)
Net change in unrealized gain (loss)	36,734	(789)	182	(5,798)	3,608	468	34,405
Net realized gains (losses)	2	—	—	2,862	—	—	2,864
Net accretion/amortization of discount/premium on investments	14,502	446	8	1,569	—	—	16,525
Transfers into (out of) Level 3(1)	56,011	(52,523)	—	—	—	—	3,488
Fair Value, End of Period	$3,294,315	$93,063	$58,397	$164,298	$48,824	$13,429	$3,672,326
______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occur. For the period ended September 30, 2024, transfers into Level 3 out of Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below presents information with respect to net change in unrealized gains (loss) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
First-lien senior secured debt investments	$(695)	$10,128	$11,357	$18,156
Second-lien senior secured debt investments	711	1,050	(3,442)	(560)
Unsecured debt investments	(6)	188	(17)	182
Preferred equity investments	13,197	552	14,751	(129)
Common equity investments	2,147	1,591	6,304	3,608
Specialty finance equity investments	86	181	(177)	468
Total Investments	$15,440	$13,690	$28,776	$21,725
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

	As of September 30, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$3,985,299	Yield Analysis	Market Yield	6.2% - 20.5% (9.1%)	Decrease
	$367,134	Recent Transaction	Transaction Price	98.5% - 100.0% (99.5%)	Increase
Second-lien senior secured debt investments	$125,942	Yield Analysis	Market Yield	9.3% - 27.5% (17.6%)	Decrease
Unsecured debt investments	$62,321	Yield Analysis	Market Yield	10.6% - 14.0% (12.2%)	Decrease
Preferred equity investments	$136,136	Yield Analysis	Market Yield	11.7% - 27.5% (14.4%)	Decrease
	$29,369	Recent Transaction	Transaction Price	100.0% - 237.9% (211.7%)	Increase
	$16,935	Market Approach	Revenue	5.0x - 16.0x (9.4x)	Increase
Common equity investments	$25,788	Market Approach	Revenue	5.75x - 13.00x (10.22x)	Increase
	$32,815	Market Approach	EBITDA Multiple	8.5x - 26.5x (12.2x)	Increase
	$78	Option Pricing Model	Volatility	70.0%	Increase
	$16,702	Recent Transaction	Transaction Price	100.0% - 171.6% (107.3%)	Increase
Specialty finance equity investments	$2,530	Yield Analysis	Market Yield	11.8%	Decrease

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$3,276,769	Yield Analysis	Market Yield	6.8% - 18.5% (10.3%)	Decrease
	$324,908	Recent Transaction	Transaction Price	98.0% - 100.0% (99.2%)	Increase
Second-lien senior secured debt investments	$122,347	Yield Analysis	Market Yield	11.4% - 21.9% (16.1%)	Decrease
Unsecured debt investments	$59,333	Yield Analysis	Market Yield	11.5% - 14.7% (13.0%)	Decrease
Preferred equity investments	$147,148	Yield Analysis	Market Yield	13.2% - 25.5% (15.3%)	Decrease
	$24,330	Market Approach	Revenue	6.00x - 18.00x (12.20x)	Increase
Common equity investments	$25,642	Market Approach	Revenue	6.3x - 14.5x (10.7x)	Increase
	$26,453	Market Approach	EBITDA Multiple	8.0x - 28.5x (13.3x)	Increase
	$49	Option Pricing Model	Volatility	70%	Increase
Specialty finance equity investments	$3,102	Yield Analysis	Market Yield	12.3%	Decrease
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The tables below present the carrying and fair values of the Company’s debt obligations as of the following periods:

	As of September 30, 2025			As of December 31, 2024
	Net Carrying Value(1)	Debt Issuance Costs	Fair Value	Net Carrying Value(1)	Debt Issuance Costs	Fair Value
Revolving Credit Facility	$694,157	$(8,238)	$694,157	$490,482	$(9,507)	$490,482
SPV Asset Facility I	490,951	(6,049)	490,951	437,697	(7,303)	437,697
SPV Asset Facility II	288,424	(3,826)	288,424	470,472	(4,528)	470,472
SPV Asset Facility III	342,880	(7,120)	342,880	310,257	(4,743)	310,257
SPV Asset Facility IV	327,026	(2,974)	327,026	—	—	—
Athena CLO III	267,734	(2,266)	267,734	267,634	(2,366)	267,634
Series 2023A Notes	99,691	(309)	100,000	99,388	(612)	100,000
Series 2023B-A Notes	99,403	(597)	100,000	99,267	(733)	100,000
Series 2023B-B Notes	74,636	(364)	75,000	74,425	(575)	75,000
Total Debt	$2,684,902	$(31,743)	$2,686,172	$2,249,622	$(30,367)	$2,251,542
______________
(1)Carrying values are presented net of debt issuance costs.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

	As of September 30, 2025	As of December 31, 2024
Level 1	$—	$—
Level 2	—	—
Level 3	2,686,172	2,251,542
Total Debt	$2,686,172	$2,251,542
Financial Instruments Not Carried at Fair Value
As of September 30, 2025 and December 31, 2024, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short term maturities. These financial instruments would be categorized as Level 3 within the fair value hierarchy.
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding commitments as of the following periods:

	As of September 30, 2025	As of December 31, 2024
Total unfunded revolving loan commitments	$327,227	$249,744
Total unfunded delayed draw loan commitments	432,411	294,241
Total unfunded debt commitments	$759,638	$543,985

Total unfunded specialty finance equity commitments	$31,038	$446
Total unfunded common equity commitments	2,189	—
Total unfunded equity commitments	$33,227	$446

Total Unfunded Commitments	$792,865	$544,431

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
As of September 30, 2025, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The table below presents the total amount of organization and offering costs, inclusive of organization and offering costs deferred under the expense deferral agreement, incurred by the Adviser and its affiliates since inception and charged to the Company as of the following dates:

	As of September 30, 2025	As of December 31, 2024
Organizational and Offering Costs incurred by the Adviser	$4,934	$4,769
Organizational and Offering Costs charged to the Company(1)	$4,934	$3,039
_____________
(1)As of September 30, 2025, $3.8 million relates to offering costs and $1.1 million relates to organizational costs. The organizational costs were incurred by the Adviser prior to the Company meeting the first installment of the Expense Deferral Agreement. The organizational costs were subsequently incurred in the Consolidated Statements of Operations as professional fees and other general and administrative as the Company met the expense deferral installments applicable for those periods.
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
The table below presents the total amount of organization and offering costs incurred by the Adviser and its affiliates and charged to the Company for the following periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Organizational and offering costs incurred by the Adviser(1)	$—	$24	$165	$175
Organizational and offering costs charged to the Company(1)	$—	$592	$733	$2,637
_____________
(1) Organizational and offering costs incurred by the Adviser and charged to the Company were insignificant for the three months ended September 30, 2025.
Expense Deferral Agreement
The Adviser has agreed to incur and pay certain expenses pursuant to the Expense Deferral Agreement prior to April 30, 2023. The Company will be obligated to reimburse the aggregate amount of expenses previously paid by the Adviser in eighteen equal installments, upon meeting specified conditions.
The table below presents the total amount of expenses incurred by the Adviser under the Expense Deferral Agreement as of the following periods:

	As of September 30, 2025	As of December 31, 2024
Expenses incurred by the Adviser	$7,679	$7,679
Organizational and offering costs incurred by the Adviser	4,299	4,299
Total Expenses Incurred by the Adviser	$11,978	$11,978
The first installment became an obligation of the Company on December 1, 2023, when the Company reached $1.75 billion in Net Subscriptions received from the sale of the Company’s common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75.0 million in Net Subscriptions received from the sale of the Company’s common shares thereafter.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below presents the number of installments and the amount the Company became obligated to reimburse the Adviser for the following periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Number of installments met by the Company	—	3	3	13

Expenses reimbursed to the Adviser	$—	$1,428	$1,428	$6,189
Organizational and offering costs reimbursed to the Adviser	—	568	568	2,462
Total Expenses Reimbursed to the Adviser	$—	$1,996	$1,996	$8,651
As of March 31, 2025, the Company met the final installment under the expense deferral agreement and there were no expenses remaining as of September 30, 2025. As of December 31, 2024, the total remaining expenses under the expense deferral agreement were $2.0 million, which represents the equivalent of three remaining installments. As of September 30, 2025, Net Subscriptions received from the sale of the Company's common shares were $3.1 billion. See Note 3 “Agreements and Related Party Transactions.”
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
Prior to such time as the Company satisfied the Warehouse Conditions, its obligations under the purchase agreements were guaranteed by an affiliate of the Adviser. On May 10, 2022, conditions under the purchase agreement with Macquarie were met and the Company was obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of June 8, 2022, the Company settled the 4 warehouse investments that the Financing Providers purchased having an aggregate funded principal of $129.2 million and aggregate cost of $127.0 million. As of September 30, 2025, there were no purchase agreements outstanding with the Financing Providers.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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
Common Stock Activity
The tables below present transactions with respect to shares of the Company’s common stock for the following periods:

	For the Three Months Ended September 30, 2025
	S		D		I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	4,958,277	$51,751	215,044	$2,231	2,014,658	$20,892	7,187,979	$74,874
Shares/gross proceeds from the private placements	—	—	—	—	8,425,167	87,368	8,425,167	87,368
Share transfer between classes(1)	(5,117)	(53)	—	—	5,117	53	—	—
Reinvestment of distributions	996,950	10,338	12,102	125	2,166,480	22,466	3,175,532	32,929
Repurchased shares	(1,230,270)	(12,819)	(64,988)	(678)	(7,386,057)	(76,960)	(8,681,315)	(90,457)
Total shares/gross proceeds	4,719,840	49,217	162,158	1,678	5,225,365	53,819	10,107,363	104,714
Sales load	—	(334)	—	—	—	—	—	(334)
Total Shares/Net Proceeds	4,719,840	$48,883	162,158	$1,678	5,225,365	$53,819	10,107,363	$104,380
_______________
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

	For the Nine Months Ended September 30, 2025
	S		D		I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	20,010,605	$208,751	534,430	$5,541	9,855,191	$102,204	30,400,226	$316,496
Shares/gross proceeds from the private placements	—	—	—	—	32,394,508	336,432	32,394,508	336,432
Share transfer between classes(1)	(531,500)	(5,517)	—	—	531,500	5,517	—	—
Reinvestment of distributions	2,857,552	29,638	31,950	332	6,806,899	70,606	9,696,401	100,576
Repurchased shares	(4,317,698)	(44,787)	(79,185)	(825)	(28,011,047)	(290,602)	(32,407,930)	(336,214)
Total shares/gross proceeds	18,018,959	188,085	487,195	5,048	21,577,051	224,157	40,083,205	417,290
Sales load	—	(1,126)	—	—	—	—	—	(1,126)
Total Shares/Net Proceeds	18,018,959	$186,959	487,195	$5,048	21,577,051	$224,157	40,083,205	$416,164
_______________
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Three Months Ended September 30, 2024
	S		D		I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	9,433,245	$98,959	73,826	$770	3,066,630	$31,981	12,573,701	$131,710
Shares/gross proceeds from the private placements	—	—	—	—	16,648,558	173,650	16,648,558	173,650
Reinvestment of distributions	723,371	7,545	9,394	98	2,042,927	21,304	2,775,692	28,947
Repurchased shares	(939,242)	(9,797)	(2,726)	(28)	(5,988,126)	(62,456)	(6,930,094)	(72,281)
Total shares/gross proceeds	9,217,374	96,707	80,494	840	15,769,989	164,479	25,067,857	262,026
Sales load	—	(580)	—	—	—	—	—	(580)
Total Shares/Net Proceeds	9,217,374	$96,127	80,494	$840	15,769,989	$164,479	25,067,857	$261,446

	For the Nine Months Ended September 30, 2024
	S		D		I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	25,612,031	$268,485	148,020	$1,544	10,983,102	$114,596	36,743,153	$384,625
Shares/gross proceeds from the private placements	—	—	—	—	65,413,174	682,403	65,413,174	682,403
Share transfer between classes(1)	(794,705)	(8,267)	(1,310,646)	(13,605)	2,105,351	21,872	—	—
Reinvestment of distributions	1,806,374	18,833	34,399	357	5,156,590	53,760	6,997,363	72,950
Repurchased shares	(2,205,444)	(22,994)	(18,965)	(197)	(9,760,679)	(101,792)	(11,985,088)	(124,983)
Total shares/gross proceeds	24,418,256	256,057	(1,147,192)	(11,901)	73,897,538	770,839	97,168,602	1,014,995
Sales load	—	(1,381)	—	—	—	—	—	(1,381)
Total Shares/Net Proceeds	24,418,256	$254,676	(1,147,192)	$(11,901)	73,897,538	$770,839	97,168,602	$1,013,614
______________
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The changes to the Company’s offering price per share since the commencement of the Company’s initial continuous public offering and associated effective dates of such changes were as follows:

	For the Three and Nine Months Ended September 30, 2025
	S			D			I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2025	$10.42	$—	$10.42	$10.42	$—	$10.42	$10.42	$—	$10.42
February 3, 2025	$10.43	$—	$10.43	$10.43	$—	$10.43	$10.43	$—	$10.43
March 3, 2025	$10.39	$—	$10.39	$10.39	$—	$10.39	$10.39	$—	$10.39
April 1, 2025	$10.34	$—	$10.34	$10.34	$—	$10.34	$10.34	$—	$10.34
May 1, 2025	$10.31	$—	$10.31	$10.31	$—	$10.31	$10.31	$—	$10.31
June 2, 2025	$10.35	$—	$10.35	$10.35	$—	$10.35	$10.35	$—	$10.35
July 1, 2025	$10.37	$—	$10.37	$10.37	$—	$10.37	$10.37	$—	$10.37
August 1, 2025	$10.37	$—	$10.37	$10.37	$—	$10.37	$10.37	$—	$10.37
September 2, 2025	$10.37	$—	$10.37	$10.37	$—	$10.37	$10.37	$—	$10.37
_______________
(1)Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2)Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

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
_______________
(1)Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2)Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Distributions
The Board intends to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.
The tables below present cash distributions per share that were recorded for the following periods:

For the Three and Nine Months Ended September 30, 2025
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)
				S	D	I
November 5, 2024	January 31, 2025	February 25, 2025	$0.074775	$4,907	$116	$16,780
February 18, 2025	February 28, 2025	March 25, 2025	0.074775	5,136	117	17,249
February 18, 2025	March 31, 2025	April 24, 2025	0.074775	5,219	120	17,539
February 18, 2025	March 31, 2025	April 24, 2025	0.020000	1,555	33	4,691
February 18, 2025	April 30, 2025	May 23, 2025	0.074775	5,440	122	17,769
May 6, 2025	May 31, 2025	June 25, 2025	0.074775	5,592	131	18,086
May 6, 2025	June 30, 2025	July 24, 2025	0.074775	5,609	132	17,469
May 6, 2025	June 30, 2025	July 24, 2025	0.010000	832	18	2,337
May 6, 2025	July 31, 2025	August 25, 2025	0.074775	5,693	148	17,621
August 5, 2025	August 29, 2025	September 26, 2025	0.074775	5,834	149	17,993
August 5, 2025	September 30, 2025	October 24, 2025	0.074775	5,928	144	17,864
August 5, 2025	September 30, 2025	October 24, 2025	0.010000	879	20	2,389
		Total	0.712975	$52,624	$1,250	$167,787
_______________
(1)On August 5, 2025, the Company’s board of directors declared a distribution of $0.074775 per share, payable on or before November 30, 2025 to shareholders of record as of October 31, 2025.
(2)Distributions per share are gross of shareholder servicing fees.
(3)Distribution amounts are net of shareholder servicing fees.

For the Three and Nine Months Ended September 30, 2024
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
				S	D	I
November 20, 2023	January 31, 2024	February 23, 2024	$0.074775	$2,870	$92	$10,742
February 21, 2024	February 29, 2024	March 22, 2024	0.074775	3,035	95	11,459
February 21, 2024	March 29, 2024	April 23, 2024	0.074775	3,126	95	11,897
February 21, 2024	March 29, 2024	April 23, 2024	0.030000	1,394	39	4,773
February 21, 2024	April 30, 2024	May 22, 2024	0.074775	3,379	97	13,017
May 7, 2024	May 31, 2024	June 26, 2024	0.074775	3,579	97	13,714
May 7, 2024	June 28, 2024	July 24, 2024	0.074775	3,752	98	14,677
May 7, 2024	June 28, 2024	July 24, 2024	0.030000	1,671	40	5,889
May 7, 2024	July 31, 2024	August 22, 2024	0.074775	4,006	98	15,253
August 6, 2024	August 30, 2024	September 25, 2024	0.074775	4,245	103	15,741
August 6, 2024	September 30, 2024	October 24, 2024	0.074775	4,376	103	15,857
August 6, 2024	September 30, 2024	October 24, 2024	0.030000	1,948	43	6,362
		Total	0.762975	$37,381	$1,000	$139,381
_______________
(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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
The Company may fund its cash distributions to shareholders from any source of funds available to it, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment. In no event, however, will funds be advanced or borrowed for the purpose of distributions, if the amount of such distributions would exceed the Company’s accrued and received revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs. Prior to the termination of the Expense Support Agreement on March 7, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser. The purpose of this arrangement was to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes.
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
The tables below presents the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock for the following periods:

	For the Nine Months Ended September 30, 2025
	S		D		I		Total
Source of Distribution	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount
Net investment income(2)(3)	$0.646374	$52,594	$0.694086	$1,253	$0.708478	$168,199	$0.692658	$222,046
Net realized gain on investments(3)	0.003679	300	0.004419	8	0.002959	703	0.011057	1,011
Excess (undistributed)	0.062922	(270)	0.014470	(11)	0.001538	(1,115)	0.009260	(1,396)
Total	$0.712975	$52,624	$0.712975	$1,250	$0.712975	$167,787	$0.712975	$221,661
_______________
(1)Distributions per share are gross of shareholder servicing fees.
(2)Net investment income per share is net of shareholder servicing fees.
(3)The per share data was derived using actual shares outstanding at the date of the relevant transaction.

	For the Nine Months Ended September 30, 2024
Source of Distribution(2)	Per Share(1)	Amount	Percentage
Net investment income	$0.794608	$188,391	106.0%
Net realized gain (loss) on investments	0.010161	2,829	1.6%
Excess (undistributed)	(0.041794)	(13,458)	(7.6)%
Total	$0.762975	$177,762	100.0%
_____________
(1) Distributions per share are gross of shareholder servicing fees.
(2) Data in this table is presented on a consolidated basis. Refer to Note 11 “Financial Highlights” for amounts by share class.

Share Repurchases
The Board has complete discretion to determine whether the Company will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of our Board, the Company may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares. The Company has commenced a share repurchase program pursuant to which the Company intends to conduct quarterly repurchase offers to allow its shareholders to tender their shares at a price equal to the net offering price per share for the applicable class of shares on each date of repurchase. All shares purchased by the Company pursuant to the terms of each offer to repurchase will be retired and thereafter will be authorized and unissued shares.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The tables below present the share repurchase activity of the Company:

For the Three and Nine Months Ended September 30, 2025
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 26, 2025	I	March 31, 2025	$82,728	$10.34	8,000,727
February 26, 2025	S	March 31, 2025	15,662	$10.34	1,514,802
February 26, 2025	D	March 31, 2025	147	$10.34	14,197
May 23, 2025	I	June 30, 2025	130,914	$10.37	12,624,263
May 23, 2025	S	June 30, 2025	16,306	$10.37	1,572,626
August 26, 2025	I	September 30, 2025	76,960	$10.42	7,386,057
August 26, 2025	S	September 30, 2025	12,819	$10.42	1,230,270
August 26, 2025	D	September 30, 2025	678	$10.42	64,988
Total			$336,214		32,407,930

For the Three and Nine Months Ended September 30, 2024
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 27, 2024	I	March 29, 2024	$13,250	$10.44	1,269,118
February 27, 2024	S	March 29, 2024	1,958	$10.44	187,558
May 23, 2024	I	June 28, 2024	26,086	$10.42	2,503,435
May 23, 2024	S	June 28, 2024	11,239	$10.42	1,078,644
May 23, 2024	D	June 28, 2024	169	$10.42	16,239
August 26, 2024	I	September 30, 2024	62,456	$10.43	5,988,126
August 26, 2024	S	September 30, 2024	9,797	$10.43	939,242
August 26, 2024	D	September 30, 2024	28	$10.43	2,726
Total			$124,983		11,985,088
Note 9. Earnings Per Share
The tables below present the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended September 30,
	2025			2024
	S	D	I	S	D	I
Increase (decrease) in net assets resulting from operations	$22,426	$560	$66,818	$14,892	$357	$54,601
Weighted average shares of common stock outstanding—basic and diluted	86,501,466	2,039,982	240,103,288	62,568,308	1,397,480	210,057,159
Earnings (loss) per common share—basic and diluted	$0.26	$0.27	$0.28	$0.24	$0.26	$0.26

	For the Nine Months Ended September 30,
	2025			2024
	S	D	I	S	D	I
Increase (decrease) in net assets resulting from operations	$53,251	$1,277	$168,382	$39,433	$1,067	$146,267
Weighted average shares of common stock outstanding—basic and diluted	81,554,149	1,810,217	237,599,822	53,444,982	1,353,150	182,288,651
Earnings (loss) per common share—basic and diluted	$0.65	$0.71	$0.71	$0.74	$0.79	$0.80

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
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
For the three and nine months ended September 30, 2025, the Company did not record U.S. federal excise tax expense. For the three and nine months ended September 30, 2024, the Company recorded $0.2 million and $0.4 million of U.S. federal excise tax, respectively.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Nine Months Ended September 30,
	2025			2024
	S	D	I	S	D	I
Per share data
Net asset value, at beginning of period	$10.42	$10.42	$10.42	$10.38	$10.38	$10.38
Results of operations
Net investment income(1)	0.64	0.70	0.71	0.75	0.79	0.81
Net realized and unrealized gain (loss)(2)	0.01	0.01	—	—	—	—
Net increase (decrease) in net assets resulting from operations	0.65	0.71	0.71	0.75	0.79	0.81
Distributions
Net increase (decrease) in net assets from shareholders' distributions(3)	(0.65)	(0.70)	(0.71)	(0.70)	(0.74)	(0.76)
Total increase (decrease) in net assets	—	—	—	0.05	0.05	0.05
Net asset value, at end of period(4)	$10.42	$10.42	$10.42	$10.43	$10.43	$10.43

Total Return(5)	6.4%	6.9%	7.1%	7.4%	7.9%	8.1%

Ratios
Ratio of net expenses to average net assets(6)(7)	9.2%	8.6%	8.5%	10.7%	10.6%	9.8%
Ratio of net investment income to average net assets(6)	8.5%	9.3%	9.4%	9.9%	10.2%	10.7%
Portfolio turnover rate	34.5%	34.5%	34.5%	33.7%	33.7%	33.7%

Supplemental Data
Weighted-average shares outstanding	81,554,149	1,810,217	237,599,822	53,444,982	1,353,150	182,288,651
Shares outstanding, end of period	87,916,447	1,985,426	238,905,560	64,933,059	1,424,526	212,056,486
Net assets, end of period	$915,811	$20,682	$2,489,000	$677,261	$14,859	$2,212,102
_______________
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
(3)Distributions per share are net of shareholder servicing fees. The per share data was derived using actual shares outstanding during the period.
(4)Totals presented may not sum due to rounding.
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
(6)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the nine months ended September 30, 2025, the total operating expenses to average net assets were 9.2%, 8.6%, 8.5% for Class S, Class D and Class I common stock, respectively, prior to management fee waivers, if any. For the nine months ended September 30, 2024, the total operating expenses to average net assets were 10.7%, 10.6%, 9.8% for Class S, Class D and Class I common stock, respectively, prior to management fee waivers, if any.
(7)The ratio reflects an annualized amount for the nine months ended September 30, 2025 and 2024, except in the case of non-recurring expenses (e.g. initial organization expenses) and offering expenses, where applicable.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of these financial statements. There have been no subsequent events to disclose except for the following:
Distribution
On November 4, 2025, the Company’s Board approved a distribution of $0.074775 per share, payable on or before December 31, 2025 to the shareholders of record as of November 28, 2025, a distribution of $0.074775 per share, payable on or before January 31, 2026 to the shareholders of record as of December 31, 2025 and a distribution of $0.074775 per share, payable on or before February 28, 2026 to the shareholders of record as of January 30, 2026.
Raise Proceeds
As of November 6, 2025, the Company has issued approximately 91.4 million shares of its Class S common stock, approximately 283.5 million shares of its Class I common stock and approximately 3.4 million shares of its Class D common stock and has raised total gross proceeds of approximately $944.9 million, $2.9 billion, and $34.3 million, respectively, including seed capital of $1,000 contributed by its Adviser in September 2021 and approximately $50.0 million in gross proceeds raised from entities affiliated with the Adviser. In addition, the Company has received $44.0 million in subscription payments which the Company accepted on November 5, 2025, which are pending the Company’s determination of the net asset value per share applicable to such purchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “ITEM 1. FINANCIAL STATEMENTS.” This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Technology Income Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2024 in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
Since meeting the minimum offering requirement and commencing our continuous public offering through September 30, 2025, we have issued 90,466,009 shares of Class S common stock, 3,352,096 shares of Class D common stock, and 40,270,067 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $935.1 million,$34.2 million and $413.3 million, respectively, including $1,000 of seed capital contributed by the Initial Shareholder. We have issued 238,114,597 shares of our Class I common stock to feeder vehicles primarily created to hold our Class I shares in a Private Offering and raised gross proceeds of approximately $2.4 billion.

Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms, and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, OTCA, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”), and Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with the Adviser, OCA, ODCA and OTCA, the “Blue Owl Credit Advisers”), which are also investment advisers. As of September 30, 2025, the Adviser and its affiliates had $152.1 billion in assets under management across Blue Owl’s Credit platform.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2025, 99.2% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
On a quarterly basis, the Adviser reimbursed us for “Operating Expenses” (as defined below) in an amount equal to the excess of our cumulative distributions paid to our shareholders in each quarter over “Available Operating Funds” (as defined below) received by us on account of our investment portfolio during such quarter. Any payments that the Adviser was required to make pursuant to the preceding sentence are referred to herein as an “Expense Payment.”
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
Following any quarter in which Available Operating Funds exceed the cumulative distributions paid by us in respect of such quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we are required to pay such Excess

Operating Funds, or a portion thereof, in accordance with the stipulations below, as applicable, to our Adviser, until such time as all Expense Payments made by our Adviser to us within three years prior to the last business day of such quarter have been reimbursed. Any payments required to be made by us are referred to as a “Reimbursement Payment.”
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
On May 9, 2023, the Company and the Adviser amended the Expense Deferral Agreement to provide that the Adviser's obligation to incur and pay the Company’s expenses would cease as of April 30, 2023, and that the Company would repay the expenses previously incurred by the Adviser on the Company’s behalf in eighteen equal installments, upon meeting specified conditions. The first installment became an obligation of the Company on December 1, 2023, when the Company reached $1.75 billion in Net Subscriptions received from the sale of the Company’s common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75.0 million in Net Subscriptions received from the sale of the Company’s common shares thereafter. The Company recorded zero and $2.0 million of expenses, of which zero and $0.6 million related to organization and offering costs, for the three and nine months ended September 30, 2025, respectively. The Company recorded $2.0 million and $8.7 million of expenses, of which $0.6 million and $2.5 million related to organization costs, for the three and nine months ended September 30, 2024, respectively.
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
Limited Availability of Capital for Technology, Specifically Enterprise Software, Companies. We believe that technology companies have limited access to capital, driven by a lack of dedicated pools of capital focused on technology companies. Traditional lenders, such as commercial and investment banks, generally do not have flexible product offerings that meet the needs of technology-

related companies and there has been a reduction in activity from commercial and investment banks as a result of regulatory and structural factors, industry consolidation and general risk aversion. In recent years, many commercial and investment banks have focused their efforts and resources on lending to large corporate clients and managing capital markets transactions rather than lending to technology-related companies. In addition, these lenders may be constrained in their ability to underwrite and hold loans and high yield securities, as well as their ability to provide equity financing, as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of scaled market participants that are willing to provide and hold meaningful amounts of a customized financing solution for technology companies. As a result, we believe our focus on technology-related companies and our ability to invest across the capital structure, coupled with a limited supply of capital providers, presents an attractive opportunity to invest in technology companies.
Capital Markets Have Been Unable to Fill the Void Left by Banks. Access to the underwritten bond and syndicated loan markets is challenging for many technology companies due to loan size and liquidity. For example, high yield bonds are generally purchased by institutional investors such as mutual funds and exchange traded funds (“ETFs”) who, among other things, are highly focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision.
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
Secular Trends Supporting Growth for Private Credit. According to Gartner, a research and advisory company, global technology spend was $5.3 trillion in 2024 and is expected to grow to more than $5.7 trillion in 2025. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as of December 31, 2024, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
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
Compelling Business Models. We believe that the products and services that technology companies, and more specifically enterprise software businesses, provide often have high switching costs and are fundamental to the operations and success of their customers. We generally invest in scaled or growing players in niche markets that are selling mission critical products to established customer bases. As a result, technology companies with a focus on enterprise software have attributes that make them compelling investments, including strong customer retention rates, high switching costs and highly contracted cash flows which leads to recurring and predictable revenue. Further, technology companies with a focus on enterprise software are typically highly capital efficient, with limited capital expenditures and high free cash flow conversion. In addition, the replicable nature of technology products, specifically enterprise software, creates substantial operating leverage which typically results in strong profitability, lower loan to value ratios, high revenue retention, high gross margins and stable sale efficiency.
We believe that enterprise software businesses make compelling investments because they are inherently diversified into a variety of sectors due to end market applications and have been one of the more defensive sectors throughout economic cycles.

Attractive Opportunities in Investments in Technology Companies. We invest in the debt and equity of technology companies. We believe that opportunities in the debt of technology companies are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issued with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are generally secured by the issuer’s assets, which may provide protection in the event of a default. We also make recurring revenue loans to companies that have made a strategic decision to postpone profitability in favor of acquiring customers that will generate a high lifetime value over time. We believe that recurring revenue loans provide attractive credit characteristics including covenant protections, lower loan-to-values and/or premium pricing.
We believe that opportunities in the equity of technology companies are significant because of the potential to generate meaningful capital appreciation by participating in the growth in the portfolio company and the demand for its products and services. We find many of these opportunities are in the form of preferred equities, where there is the opportunity to invest in large, established companies through structures that protect invested capital and also offer upside opportunities. Moreover, we believe that the high-growth profile of a technology company will generally make it a more attractive candidate for a liquidity event than a company in a non-high growth industry. We believe the technology investment lending environment provides opportunities for us to meet our goal of making investments that generate an attractive total return based on a combination of the foregoing factors.
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make debt and equity investments in, technology-related companies based primarily in the United States, with an emphasis on enterprise software investments. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from our debt and other income producing investments, and capital appreciation from our equity or equity-linked investments. We may hold our investments directly or through special purpose vehicles. Since our Adviser's affiliates began investment activities in April 2016 through September 30, 2025, the Blue Owl Credit Advisers have originated $174.7 billion of aggregate principal amount of investments across multiple industries, of which $170.6 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We leverage Blue Owl’s relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $250 million and that are typically backed by institutional investors that are active investors in and have an expertise in technology companies and technology-related industries. We expect that our target investments typically will range in size between $20 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, in particular directly originated debt investments, with a lesser allocation to equity related opportunities. We typically invest at a low loan-to-value ratio, which we consider to be 50% or below. We anticipate that generally any equity related securities we hold will be minority positions. We expect that our investment size will vary with the size of our capital base and that our average investment size will be 0.5-1.5% of our entire portfolio with no investment size greater than 5%. As of September 30, 2025, our average investment size in each of our portfolio companies was approximately $32.1 million based on fair value. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

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
Portfolio and Investment Activity
On March 21, 2022, the Board approved multiple purchase agreements with Macquarie US Trading LLC (“Macquarie”) and certain of its affiliates (each, a “Financing Provider” and collectively, the “Financing Providers”). Under the purchase agreements, the Company had forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Providers, each of whom was obligated to settle the sale of such investments subject to the following conditions: (a) the Company received a minimum of $450.0 million of subscriptions; and (b) the Board approved the purchase of the specific Warehouse Investments. As of May 10, 2022, conditions under the purchase agreement were met and we became obligated to settle $129.2 million of funded principal at the end of the respective minimum day count for each warehouse investment. As of September 30, 2025, there were no purchase agreements outstanding with the Financing Providers.
As of September 30, 2025, based on fair value, our portfolio consisted of 89.5% first lien senior debt investments (of which 43.0% we consider to be unitranche debt investments (including “last out” portions of such loans)), 3.8% second lien senior secured debt investments, 1.1% unsecured debt investments, 3.0% preferred equity investments, 1.1% specialty finance equity investments1.4% common equity investments and 0.1% in joint ventures.
As of September 30, 2025, our weighted average total yield of the portfolio at fair value and amortized cost was 9.1% and 9.2%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 9.3% and 9.3%, respectively. As of September 30, 2025, the weighted average spread of total debt investments was 5.0%.
As of September 30, 2025, we had investments in 191 portfolio companies with an aggregate fair value of $6.1 billion. Our current target leverage ratio is 0.90x-1.25x. As of September 30, 2025, we had net leverage of 0.75x debt-to-equity.
Although deal activity remained muted, our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations to large borrowers. We continue to focus on investing in upper middle-market enterprise software businesses that we view to be recession resistant given their mission-critical nature and highly contracted cash flows.

Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. As of September 30, 2025, 93.2% of our portfolio at fair value is comprised of first or second lien loans. These positions have a weighted average annual revenue of $1.2 billion, weighted average annual EBITDA of $387.8 million, and a weighted average enterprise value of $6.9 billion. As of September 30, 2025, 5.5% of our portfolio at fair value is comprised of unsecured debt and equity investments. These positions have a weighted average annual revenue of $1.8 billion and enterprise value of $12.1 billion. These statistics exclude strategic portfolio transactions, which comprise 1.3% of the book at fair value. In addition, Blue Owl's direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection and provide customized flexible solutions. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350 million (up from approximately $200 million in 2021) and average total new deal size is approximately $1.0 billion (up from approximately $600 million in 2021).
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
We also believe that our portfolio companies are well positioned to evolve as a result of developments in artificial intelligence (“AI”). We remain focused on scaled companies that offer mission-critical solutions to established customer bases, with strong customer retention rates and high switching costs. We seek to invest in companies that offer a depth of broad, integrated solutions and product offerings across a geographic diversity and we emphasize agile, adaptable technology that enables fast integration of AI and other emerging technologies to maintain a competitive edge.
While we are not seeing a meaningful increase in amendment activity, requests for increased revolver borrowings, missed payments, downward movement in our watch list or other signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results. Virtually all of our payment-in-kind (“PIK”) was structured as PIK from inception and not implemented as a result of credit underperformance.
We intend to leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income. We also continue to invest in Credit SLF and specialty financing portfolio companies, including LSI Financing 1 DAC ("LSI Financing DAC") and LSI Financing LLC ("LSI Financing LLC"). These companies may use our capital to support acquisitions which could continue to lead to increased dividend income across well-diversified underlying portfolios. In the future we may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. We formed Blue Owl Leasing LLC, a cross-platform joint venture intended to invest in equipment leases and in the future we may invest through other cross-platform investment vehicles. See “Specialty Financing Portfolio Companies” and “Joint Ventures.” We also intend to identify ways to participate in growth of various industries as a result of AI. In the future, we may evaluate cross-platform opportunities to invest in data center assets and AI related equipment such as graphic processing units.

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended September 30,
($ in thousands)	2025	2024
New investment commitments:
Gross originations	$1,040,205	$903,131
Less: Sell downs	(9,674)	—
Total new investment commitments	$1,030,531	$903,131
Principal amount of new investments funded:
First-lien senior secured debt investments	$768,184	$837,069
Second-lien senior secured debt investments	40,941	3,750
Preferred equity investments	2,429	6,364
Common equity investments	18,342	46
Specialty finance equity investments	63,433	—
Joint ventures	3,735	2,188
Total principal amount of new investments funded	$897,064	$849,417

Drawdowns (repayments) on revolvers and delayed draw term loans, net	$33,433

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(1)	$(703,377)	$(255,662)
Second-lien senior secured debt investments	(3,750)	(17,647)
Preferred equity investments	(6,120)	(50,076)
Specialty finance equity investments	(20,540)	—
Total principal amount of investments sold or repaid	$(733,787)	$(323,385)

Number of new investment commitments in new portfolio companies(2)	33	29
Average new investment commitment amount in new portfolio companies(2)	$21,750	$28,742
Weighted average term for new debt investment commitments (in years)	6.1	6.0
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—%	—%
Weighted average interest rate of new debt investment commitments(3)	8.2%	9.4%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	4.2%	4.8%
_______________
(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.98% as of September 30, 2025, and 4.59%, as of September 30, 2024, respectively.

The table below presents our investments at amortized cost and fair value as of the following periods:

	As of September 30, 2025		As of December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$5,469,567	$5,480,561	$4,707,450	$4,727,263
Second-lien senior secured debt investments	245,477	232,296	175,078	165,292
Unsecured debt investments	65,162	65,467	62,158	62,455
Preferred equity investments	171,287	182,440	175,076	171,478
Common equity investments	67,186	87,307	42,558	52,144
Specialty finance equity investments	66,471	68,621	23,830	24,212
Joint Ventures	8,692	8,599	949	954
Total Investments	$6,093,842	$6,125,291	$5,187,099	$5,203,798
_______________
(1)We consider 43.0% and 43.0%% of first-lien senior secured debt investments to be unitranche loans as of September 30, 2025 and December 31, 2024, respectively.

We use GICS for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of September 30, 2025	As of December 31, 2024
Aerospace & Defense	1.0%	0.9%
Airlines	0.3%	—%
Application Software	12.2%	12.4%
Asset Based Lending and Fund Finance(1)(2)	—%	—%
Banks	0.7%	1.2%
Beverages	0.2%	0.7%
Buildings & Real Estate	1.8%	1.8%
Building Products	0.1%	0.1%
Capital Markets	0.9%	0.1%
Commercial Services & Supplies	2.9%	3.1%
Construction & Engineering	0.5%	0.5%
Consumer Finance	0.5%	0.6%
Containers & Packaging	0.8%	1.0%
Diversified Consumer Services	2.5%	2.7%
Diversified Financial Services	6.6%	5.7%
Diversified Telecommunication Services	0.3%	0.3%
Entertainment	1.1%	1.3%
Equity Real Estate Investment Trusts (REITs)	1.6%	1.0%
Food & Staples Retailing	2.5%	3.0%
Food Products	0.3%	0.4%
Health Care Equipment & Supplies	2.8%	1.6%
Health Care Providers & Services	6.0%	4.2%
Health Care Technology	14.2%	13.0%
Hotels, Restaurants & Leisure	0.5%	1.0%
Household Products	0.3%	—%
Industrial Conglomerates	0.8%	0.7%
Insurance	6.5%	7.2%
Internet & Direct Marketing Retail	0.5%	0.5%
IT Services	5.5%	6.0%
Joint Ventures(1)	0.1%	—%
Life Sciences Tools & Services	2.1%	2.3%
Machinery	0.6%	0.7%
Media	0.6%	0.7%
Multiline Retail	0.3%	0.3%
Pharmaceuticals(3)	1.3%	0.7%
Professional Services	5.5%	6.5%
Real Estate Management & Development	1.2%	1.4%
Specialty Retail	—%	0.1%
Systems Software	13.7%	16.1%
Water Utilities	0.2%	0.2%
Wireless Telecommunication Services	0.5%	—%
Total	100.0%	100.0%
_______________
(1)As of September 30, 2025 and December 31, 2024, our investment balance is insignificant (if applicable).
(2)Includes investment in BOCSO.
(3)Includes investments in LSI Financing DAC and LSI Financing LLC.

We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.
The table below presents investments by geographic composition based on fair value as of the following periods:

	As of September 30, 2025	As of December 31, 2024
United States:
Midwest	14.2%	16.1%
Northeast	21.2%	19.3%
South	32.3%	29.9%
West	22.3%	23.0%
Canada	2.6%	3.4%
United Kingdom	4.5%	5.3%
Other international	2.9%	3.0%
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	As of September 30, 2025	As of December 31, 2024
Weighted average total yield of portfolio	9.1%	9.9%
Weighted average total yield of debt and income producing securities	9.3%	10.0%
Weighted average interest rate of debt securities	9.1%	9.7%
Weighted average spread over base rate of all floating rate investments	5.0%	5.3%
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
An investment will be placed on the Adviser’s credit watch list when select events occur and will only be removed from the watch list with oversight of the Technology Lending Investment Committee and/or other agents of Blue Owl’s Credit platform. Once an investment is on the credit watch list, the Adviser works with the borrower to resolve any financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser’s focus shifts to capital recovery. If an investment needs to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Technology Lending Investment Committee.
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
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of September 30, 2025		As of December 31, 2024
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$597,180	9.7%	$438,629	8.4%
2	5,274,389	86.2%	4,605,178	88.5%
3	253,722	4.1%	159,991	3.1%
4	—	—%	—	—%
5	—	—%	—	—%
Total	$6,125,291	100.0%	$5,203,798	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	As of September 30, 2025		As of December 31, 2024
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$5,780,206	100.0%	$4,944,686	100.0%
Non-accrual	—	—%	—	—%
Total	$5,780,206	100.0%	$4,944,686	100.0%
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
Specialty Financing Portfolio Companies and Joint Ventures
We leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income.
Specialty Financing Portfolio Companies
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment in LSI Financing DAC. As of September 30, 2025, the fair value of our investment in LSI Financing DAC was $2.5 million and our total commitment was $2.7 million.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. On November 25, 2024, we redeemed a portion of our interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of September 30, 2025, the fair value of our investment in LSI Financing LLC was $63.9 million and our total commitment was $92.7 million. We do not consolidate our equity interest in LSI Financing LLC.
BOCSO was formed to invest in alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. We believe exposure to alternative credit presents an attractive opportunity as alternative credit is a growing subsector of private credit. On September 18, 2025, we made an initial equity contribution to BOCSO. As of September 30, 2025, our investment at fair value in BOCSO was $2.2 million and our total commitment was $2.2 million. As of September 30, 2025, the portfolio consists of one investment with a cost and fair value of $24.6 million and $24.6 million, respectively. As of September 30, 2025, the portfolio industry composition was 100.0% ABF – Commercial Real Estate. We do not consolidate our equity interest in BOCSO.
Joint Ventures
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
Refer to Exhibit 99.1 for Credit SLF's Supplemental Financial Information.
On June 30, 2025, Blue Owl Leasing LLC (“Blue Owl Leasing”) was formed as a joint venture. We co-manage Blue Owl Leasing with Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Technology Finance Corp., Blue Owl Credit Income Corp., a Blue Owl-managed alternative credit funds (Blue Owl Alternative Credit Fund), and California State Teachers Retirement System (each a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”). Blue Owl Leasing’s principal purpose is to make investments in financing leases. Blue Owl Leasing is managed by the Blue Owl Leasing Members and investment decisions must be unanimous. Our investment in Blue Owl Leasing is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Blue Owl Leasing. As of September 30, 2025, Blue Owl Leasing had not made any investments.
On September 30, 2025, BOC Lease I LLC and BOC Lease II LLC, wholly-owned subsidiaries of Blue Owl Leasing, entered into a credit facility with Truist Bank and Deutsche Bank AG, New York Branch. Truist Bank serves as a co-structuring agent and the administrative agent, and Deutsche Bank AG, New York Branch serves as a co-structuring agent. The credit facility includes a maximum borrowing capacity of $300.0 million.

Results of Operations
The table below presents our operating results for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Total Investment Income	$150,055	$137,488	$433,478	$369,596
Less: Net operating expenses	75,982	67,365	211,432	180,814
Net Investment Income (Loss) Before Taxes	$74,073	$70,123	$222,046	$188,782
Less: Excise taxes	—	211	—	391
Net Investment Income (Loss) After Taxes	$74,073	$69,912	$222,046	$188,391
Net change in unrealized gain (loss)	14,104	(2,956)	(147)	(4,114)
Net realized gain (loss)	1,627	2,894	1,011	2,490
Net Increase (Decrease) in Net Assets Resulting from Operations	$89,804	$69,850	$222,910	$186,767
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of investment originations and exit activity, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three months ended September 30, 2025, our net asset value per share increased from $10.37 to $10.42 primarily driven by an increase in the fair value of certain debt and equity investments due to current market conditions including credit spreads tightening. For the nine months ended September 30, 2025, our net asset value per share remained consistent at $10.42 as the fair value of our investments remained relatively flat.
Investment Income
The table below presents investment income for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Interest income	$133,847	$122,558	$389,667	$326,047
PIK interest income	8,184	5,708	21,232	16,586
PIK dividend income	4,828	5,038	13,729	14,023
Dividend income	1,186	2,502	3,088	7,518
Other income	2,010	1,682	5,762	5,422
Total Investment Income	$150,055	$137,488	$433,478	$369,596
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interest obtained in connection with originated loans, such as options, warrants, or conversion rights.
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Investment income increased by $12.6 million for the three months ended September 30, 2025, primarily due to an increase in interest income as a result of an increase in our debt investment portfolio of $1.0 billion from September 30, 2024 to September 30, 2025, partially offset by a decrease in the weighted average yield on the portfolio. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Fees and accelerated amortization received from unscheduled paydowns increased by $0.1 million period-over-period driven by an increase in repayment activity. PIK interest represented approximately 5.5% and 4.2% of investment income for the three months ended September 30, 2025 and 2024, respectively. PIK dividend income represented approximately 3.2% and 3.7% of investment income for the three months ended September 30, 2025 and 2024, respectively. PIK dividend income decreased by $0.2 million, as a result of redemptions of equity investments with a PIK dividend component. Dividend income decreased by $1.3 million, driven by a decrease in our portfolio of dividend income-producing investments. Other income increased by $0.3 million period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Investment income increased by $63.9 million for the nine months ended September 30, 2025, primarily due to an increase in interest income, as a result of an increase in our debt investment portfolio of $1.0 billion from September 30, 2024 to September 30,

2025. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Fees and accelerated amortization received from unscheduled paydowns decreased by $2.6 million period-over-period driven by a decrease in repayment activity. PIK interest represented approximately 4.9% and 4.5% of investment income for the nine months ended September 30, 2025 and 2024, respectively. PIK dividend income represented approximately 3.2% and 3.8% of investment income for the nine months ended September 30, 2025, and 2024, respectively. Dividend income decreased by $4.4 million period-over-period, driven by a decrease in our portfolio of dividend income-producing investments. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents expenses for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Offering costs	$299	$1,065	$1,478	$3,780
Interest expense	48,291	42,641	132,392	111,823
Management fees	10,450	8,421	30,306	21,516
Capital gains incentive fees	1,447	(7)	110	(203)
Performance based incentive fees	10,786	9,986	31,735	26,884
Professional fees	1,326	1,695	4,972	5,836
Directors' fees	385	367	1,044	1,285
Shareholder servicing fees	1,942	1,409	5,435	3,586
Other general and administrative	1,056	1,788	3,960	6,307
Total Operating Expenses	$75,982	$67,365	$211,432	$180,814
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Total operating expenses, increased by $8.6 million for three months ended September 30, 2025, due to an increase in interest expense, management fees, and performance based incentive fees of $5.7 million, $2.0 million, and $0.8 million, respectively. The increase in total operating expenses was partially offset by a decrease in other expenses of $2.0 million, primarily related to reimbursements made under the Expense Deferral Agreement during the three months ended September 30, 2024. The increase in interest expense was driven by an increase in average daily borrowings to $2.7 billion from $2.0 billion, partially offset by a decrease in the average interest rate to 6.9% from 8.3%, period-over-period. The increase in management fees was driven by growth in the net asset value of the portfolio period-over-period. The increase in incentive fees was due to higher pre-incentive fee net investment income driven by portfolio growth.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Total operating expenses, increased by $30.6 million for the nine months ended September 30, 2025, due to an increase in interest expense, management fees, and performance based incentive fees of $20.6 million, $8.8 million, and $4.9 million, respectively. The increase in total operating expenses was partially offset by a decrease in other expenses of $6.7 million, primarily related to reimbursements made under the Expense Deferral Agreement. The increase in interest expenses was driven by an increase in average daily borrowings to $2.5 billion from $1.7 billion, partially offset by a decrease in the average interest rate to 6.9% from 8.4% period over period. The increase in management fees was driven by growth in the net asset value of the portfolio period-over-period. The increase in incentive fees was due to higher pre-incentive fee net investment income driven by portfolio growth.
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
For the three and nine months ended September 30, 2025, we recorded no U.S. federal excise tax expenses. For the three and nine months ended September 30, 2024, we recorded $0.2 million and $0.4 million U.S. federal excise tax expenses, respectively.
Net Change in Unrealized Gains (Loss) on Investments
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The table below presents the composition of the net change in unrealized gains (losses) for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net change in unrealized gain (loss) on investments	$15,641	$(2,989)	$2,470	$(3,714)
Net change in translation of assets and liabilities in foreign currencies	(1,537)	33	(2,617)	(400)
Net Change in Unrealized Gain (Loss)	$14,104	$(2,956)	$(147)	$(4,114)
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
The net change in unrealized gain (loss) was primarily driven by an increase in the fair value of certain debt and equity investments due to current market conditions.
The table below presents the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Three Months Ended September 30, 2025	Portfolio Company	For the Three Months Ended September 30, 2024
($ in thousands)		($ in thousands)
Securiti, Inc.	$12,928	Halo Parent Newco, LLC	$2,978
Elliott Alto Co-Investor Aggregator L.P.	2,068	Five Star Intermediate Holding LLC	1,141
LSI Financing LLC	1,487	Ivanti Software, Inc.	692
Central Parent Inc. (dba CDK Global Inc.)	1,202	Level 3 Financing, Inc.	660
Barracuda Parent, LLC	1,132	Bamboo US BidCo LLC	620
AlphaSense, LLC	1,111	Remaining Portfolio Companies	(267)
Denali BuyerCo, LLC (dba Summit Companies)	906	Covetrus, Inc.	(574)
Remaining Portfolio Companies	(927)	Color Intermediate, LLC (dba ClaimsXten)	(635)
Perforce Software, Inc.	(987)	Activate Holdings (US) Corpo. (dba Absolute Software)	(937)
PetVet Care Centers, LLC	(1,169)	Barracuda Networks, Inc.	(3,257)
Plasma Buyer LLC (dba PathGroup)	(2,110)	Picard Holdco, Inc.	(3,410)
Total	$15,641	Total	$(2,989)
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
The net change in unrealized gain (loss) was primarily driven by an increase in the fair value of our debt investments due to current market conditions including credit spreads tightening.
The table below presents the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Nine Months Ended September 30, 2025	Portfolio Company	For the Nine Months Ended September 30, 2024
($ in thousands)		($ in thousands)
Securiti, Inc.	$13,793	Remaining Portfolio Companies	$4,521
Elliott Alto Co-Investor Aggregator L.P.	4,023	Blackhawk Network Holdings, Inc.	2,089
Ivanti Software, Inc.	3,386	Crewline Buyer, Inc. (dba New Relic)	1,135
SailPoint Technologies Holdings, Inc.	2,935	Bamboo Us BidCo LLC	1,083
LSI Financing LLC	1,946	Delta TopCo, Inc. (dba Infoblox, Inc.)	(1,011)
PetVet Care Centers, LLC	(1,899)	Covetrus, Inc.	(1,096)
Blackhawk Network Holdings, Inc.	(2,407)	Securonix, Inc.	(1,369)
Plasma Buyer LLC (dba PathGroup)	(2,517)	Ivanti Software, Inc.	(1,431)
Central Parent Inc. (dba CDK Global Inc.)	(4,806)	RealPage, Inc.	(1,498)
Barracuda Parent, LLC	(6,671)	Barracuda Networks, Inc.	(3,014)
Remaining Portfolio Companies	(5,313)	Picard Holdco, Inc.	(3,123)
Total	$2,470	Total	$(3,714)
Net Realized Gains (Losses) on Investments
The table below presents the change to the realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net realized gain (loss) on investments	$74	2,829	(2,264)	2,829
Net realized gain (loss) on foreign currency transactions	1,553	65	3,275	(339)
Net Realized Gain (Loss)	$1,627	2,894	1,011	2,490
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
In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material. As of September 30, 2025 and December 31, 2024, our asset coverage ratio was 220% and 228%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitment we are required to fund. Our current target ratio is 0.90x-1.25x. As of September 30, 2025, our weighted average cost of debt was 7.2%.

As of September 30, 2025, cash, taken together with our available debt capacity is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash need will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future. As of September 30, 2025, we had $0.6 billion available under our credit facilities.
As of September 30, 2025, we had $0.1 billion in cash, including foreign cash. For the nine months ended September 30, 2025, $0.6 billion in cash was used for operating activities, primarily as a result of funding portfolio investments of $1.9 billion offset by sell downs and repayments of $1.1 billion. Lastly, cash provided by financing activities was $0.6 billion during the period, which was the result of proceeds from gross borrowings on our credit facilities of $2.1 billion, offset by repayments on our credit facilities of $1.7 billion and $0.7 billion of proceeds from issuance of common shares partially offset by $0.3 billion of share repurchases and $0.1 billion of distributions to shareholders.
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
The tables below present transactions with respect to shares of our common stock for the following periods:

	For the Three Months Ended September 30, 2025
	S		D		I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	4,958,277	$51,751	215,044	$2,231	2,014,658	$20,892	7,187,979	$74,874
Shares/gross proceeds from the private placements	—	—	—	—	8,425,167	87,368	8,425,167	87,368
Share transfer between classes(1)	(5,117)	(53)	—	—	5,117	53	—	—
Reinvestment of distributions	996,950	10,338	12,102	125	2,166,480	22,466	3,175,532	32,929
Repurchased shares	(1,230,270)	(12,819)	(64,988)	(678)	(7,386,057)	(76,960)	(8,681,315)	(90,457)
Total shares/gross proceeds	4,719,840	49,217	162,158	1,678	5,225,365	53,819	10,107,363	104,714
Sales load	—	(334)	—	—	—	—	—	(334)
Total Shares/Net Proceeds	4,719,840	$48,883	162,158	$1,678	5,225,365	$53,819	10,107,363	$104,380
_______________
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

	For the Nine Months Ended September 30, 2025
	S		D		I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	20,010,605	$208,751	534,430	$5,541	9,855,191	$102,204	30,400,226	$316,496
Shares/gross proceeds from the private placements	—	—	—	—	32,394,508	336,432	32,394,508	336,432
Share transfer between classes(1)	(531,500)	(5,517)	—	—	531,500	5,517	—	—
Reinvestment of distributions	2,857,552	29,638	31,950	332	6,806,899	70,606	9,696,401	100,576
Repurchased shares	(4,317,698)	(44,787)	(79,185)	(825)	(28,011,047)	(290,602)	(32,407,930)	(336,214)
Total shares/gross proceeds	18,018,959	188,085	487,195	5,048	21,577,051	224,157	40,083,205	417,290
Sales load	—	(1,126)	—	—	—	—	—	(1,126)
Total Shares/Net Proceeds	18,018,959	$186,959	487,195	$5,048	21,577,051	$224,157	40,083,205	$416,164
_______________
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

	For the Three Months Ended September 30, 2024
	S		D		I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	9,433,245	$98,959	73,826	$770	3,066,630	$31,981	12,573,701	$131,710
Shares/gross proceeds from the private placements	—	—	—	—	16,648,558	173,650	16,648,558	173,650
Reinvestment of distributions	723,371	7,545	9,394	98	2,042,927	21,304	2,775,692	28,947
Repurchased shares	(939,242)	(9,797)	(2,726)	(28)	(5,988,126)	(62,456)	(6,930,094)	(72,281)
Total shares/gross proceeds	9,217,374	96,707	80,494	840	15,769,989	164,479	25,067,857	262,026
Sales load	—	(580)	—	—	—	—	—	(580)
Total Shares/Net Proceeds	9,217,374	$96,127	80,494	$840	15,769,989	$164,479	25,067,857	$261,446

	For the Nine Months Ended September 30, 2024
	S		D		I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	25,612,031	$268,485	148,020	$1,544	10,983,102	$114,596	36,743,153	$384,625
Shares/gross proceeds from the private placements	—	—	—	—	65,413,174	682,403	65,413,174	682,403
Share transfer between classes(1)	(794,705)	(8,267)	(1,310,646)	(13,605)	2,105,351	21,872	—	—
Reinvestment of distributions	1,806,374	18,833	34,399	357	5,156,590	53,760	6,997,363	72,950
Repurchased shares	(2,205,444)	(22,994)	(18,965)	(197)	(9,760,679)	(101,792)	(11,985,088)	(124,983)
Total shares/gross proceeds	24,418,256	256,057	(1,147,192)	(11,901)	73,897,538	770,839	97,168,602	1,014,995
Sales load	—	(1,381)	—	—	—	—	—	(1,381)
Total Shares/Net Proceeds	24,418,256	$254,676	(1,147,192)	$(11,901)	73,897,538	$770,839	97,168,602	$1,013,614
_______________
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
The changes to our offering price per share since the commencement of our continuous public offering and associated effective dates of such changes were as follows:

	For the Three and Nine Months Ended September 30, 2025
	S			D			I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2025	$10.42	$—	$10.42	$10.42	$—	$10.42	$10.42	$—	$10.42
February 3, 2025	$10.43	$—	$10.43	$10.43	$—	$10.43	$10.43	$—	$10.43
March 3, 2025	$10.39	$—	$10.39	$10.39	$—	$10.39	$10.39	$—	$10.39
April 1, 2025	$10.34	$—	$10.34	$10.34	$—	$10.34	$10.34	$—	$10.34
May 1, 2025	$10.31	$—	$10.31	$10.31	$—	$10.31	$10.31	$—	$10.31
June 2, 2025	$10.35	$—	$10.35	$10.35	$—	$10.35	$10.35	$—	$10.35
July 1, 2025	$10.37	$—	$10.37	$10.37	$—	$10.37	$10.37	$—	$10.37
August 1, 2025	$10.37	$—	$10.37	$10.37	$—	$10.37	$10.37	$—	$10.37
September 2, 2025	$10.37	$—	$10.37	$10.37	$—	$10.37	$10.37	$—	$10.37
_______________
(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2)Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

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
_______________
(1) Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2)Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.
Distributions
Subject to our Board’s discretion, we intend to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.
The tables below present cash distributions per share that were declared for the following periods:

For the Three and Nine Months Ended September 30, 2025
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)
($ in thousands, except per share amounts)				S	D	I
November 5, 2024	January 31, 2025	February 25, 2025	$0.074775	$4,907	$116	$16,780
February 18, 2025	February 28, 2025	March 25, 2025	0.074775	5,136	117	17,249
February 18, 2025	March 31, 2025	April 24, 2025	0.074775	5,219	120	17,539
February 18, 2025	March 31, 2025	April 24, 2025	0.020000	1,555	33	4,691
February 18, 2025	April 30, 2025	May 23, 2025	0.074775	5,440	122	17,769
May 6, 2025	May 31, 2025	June 25, 2025	0.074775	5,592	131	18,086
May 6, 2025	June 30, 2025	July 24, 2025	0.074775	5,609	132	17,469
May 6, 2025	June 30, 2025	July 24, 2025	0.010000	832	18	2,337
May 6, 2025	July 31, 2025	August 25, 2025	0.074775	5,693	148	17,621
August 5, 2025	August 29, 2025	September 26, 2025	0.074775	5,834	149	17,993
August 5, 2025	September 30, 2025	October 24, 2025	0.074775	5,928	144	17,864
August 5, 2025	September 30, 2025	October 24, 2025	0.010000	879	20	2,389
		Total	$0.712975	$52,624	$1,250	$167,787
_______________
(1)On August 5, 2025, the Company’s board of directors declared a distribution of $0.074775 per share, payable on or before November 30, 2025 to shareholders of record as of October 31, 2025.
(2)Distributions per share are gross of shareholder servicing fees.
(3)Distribution amounts are presented net of shareholder servicing fees.

For the Three and Nine Months Ended September 30, 2024
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
($ in thousands, except per share amounts)				S	D	I
November 20, 2023	January 31, 2024	February 23, 2024	$0.074775	$2,870	$92	$10,742
February 21, 2024	February 29, 2024	March 22, 2024	0.074775	3,035	95	11,459
February 21, 2024	March 29, 2024	April 23, 2024	0.074775	3,126	95	11,897
February 21, 2024	March 29, 2024	April 23, 2024	0.030000	1,394	39	4,773
February 21, 2024	April 30, 2024	May 22, 2024	0.074775	3,379	97	13,017
May 7, 2024	May 31, 2024	June 26, 2024	0.074775	3,579	97	13,714
May 7, 2024	June 28, 2024	July 24, 2024	0.074775	3,752	98	14,677
May 7, 2024	June 28, 2024	July 24, 2024	0.030000	1,671	40	5,889
May 7, 2024	July 31, 2024	August 22, 2024	0.074775	4,006	98	15,253
August 6, 2024	August 30, 2024	September 25, 2024	0.074775	4,245	103	15,741
August 6, 2024	September 30, 2024	October 24, 2024	0.074775	4,376	103	15,857
August 6, 2024	September 30, 2024	October 24, 2024	0.030000	1,948	43	6,362
		Total	$0.762975	$37,381	$1,000	$139,381
_______________
(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.
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

The tables below presents the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock for the following periods:

	For the Nine Months Ended September 30, 2025
	S		D		I		Total
Source of Distribution	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount
($ in thousands, except per share amounts)
Net investment income(2)(3)	$0.646374	$52,594	$0.694086	$1,253	$0.708478	$168,199	$0.692658	$222,046
Net realized gain on investments(3)	0.003679	300	0.004419	8	0.002959	703	0.011057	1,011
Excess (undistributed)	0.062922	(270)	0.014470	(11)	0.001538	(1,115)	0.009260	(1,396)
Total	$0.712975	$52,624	$0.712975	$1,250	$0.712975	$167,787	$0.712975	$221,661
_______________
(1)Distributions per share are gross of shareholder servicing fees.
(2)Net investment income per share is net of shareholder servicing fees.
(3)The per share data was derived using actual shares outstanding at the date of the relevant transaction.

	For the Nine Months Ended September 30, 2024
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.794608	$188,391	106.0%
Net realized gain (loss) on investments	0.010161	2,829	1.6%
Excess (undistributed)	(0.041794)	(13,458)	(7.6)%
Total	$0.762975	$177,762	100.0%
_______________
(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to Note 11 “Financial Highlights” for amounts by share class.
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

The tables below present our share repurchase activity as of the following periods:

For the Three and Nine Months Ended September 30, 2025
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 26, 2025	I	March 31, 2025	$82,728	$10.34	8,000,727
February 26, 2025	S	March 31, 2025	15,662	$10.34	1,514,802
February 26, 2025	D	March 31, 2025	147	$10.34	14,197
May 23, 2025	I	June 30, 2025	130,914	$10.37	12,624,263
May 23, 2025	S	June 30, 2025	16,306	$10.37	1,572,626
August 26, 2025	I	September 30, 2025	76,960	$10.42	7,386,057
August 26, 2025	S	September 30, 2025	12,819	$10.42	1,230,270
August 26, 2025	D	September 30, 2025	678	$10.42	64,988
Total			$336,214		32,407,930

For the Three and Nine Months Ended September 30, 2024
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 27, 2024	I	March 29, 2024	$13,250	$10.44	1,269,118
February 27, 2024	S	March 29, 2024	1,958	$10.44	187,558
May 23, 2024	I	June 28, 2024	26,086	$10.42	2,503,435
May 23, 2024	S	June 28, 2024	11,239	$10.42	1,078,644
May 23, 2024	D	June 28, 2024	169	$10.42	16,239
August 26, 2024	I	September 30, 2024	62,456	$10.43	5,988,126
August 26, 2024	S	September 30, 2024	9,797	$10.43	939,242
August 26, 2024	D	September 30, 2024	28	$10.43	2,726
Total			$124,983		11,985,088

Debt
Aggregate Borrowings
The tables below present our debt obligations as of the following periods:

	As of September 30, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$1,050,000	$702,395	$347,605	$(8,238)	$694,157
SPV Asset Facility I	750,000	497,000	70,297	(6,049)	490,951
SPV Asset Facility II	500,000	292,250	143,827	(3,826)	288,424
SPV Asset Facility III	550,000	350,000	35,419	(7,120)	342,880
SPV Asset Facility IV	350,000	330,000	3,450	(2,974)	327,026
Athena CLO III	270,000	270,000	—	(2,266)	267,734
Series 2023A Notes	100,000	100,000	—	(309)	99,691
Series 2023B-A Notes	100,000	100,000	—	(597)	99,403
Series 2023B-B Notes	75,000	75,000	—	(364)	74,636
Total Debt	$3,745,000	$2,716,645	$600,598	$(31,743)	$2,684,902
_______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

	As of December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$1,000,000	$499,989	$500,011	$(9,507)	$490,482
SPV Asset Facility I	750,000	445,000	33,009	(7,303)	437,697
SPV Asset Facility II	500,000	475,000	25,000	(4,528)	470,472
SPV Asset Facility III	550,000	315,000	82,551	(4,743)	310,257
Athena CLO III	270,000	270,000	—	(2,366)	267,634
Series 2023A Notes	100,000	100,000	—	(612)	99,388
Series 2023B-A Notes	100,000	100,000	—	(733)	99,267
Series 2023B-B Notes	75,000	75,000	—	(575)	74,425
Total Debt	$3,345,000	$2,279,989	$640,571	$(30,367)	$2,249,622
_______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Interest expense	$46,413	$41,316	$127,113	$107,982
Amortization of debt issuance costs	1,878	1,325	5,279	3,841
Total Interest Expense	$48,291	$42,641	$132,392	$111,823

Average interest rate(1)	6.9%	8.3%	6.9%	8.4%
Average daily borrowings(1)	$2,683,568	$1,982,117	$2,466,429	$1,704,523
_______________
(1)Averages are calculated based on annualized amounts.

The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
September 30, 2025 (Unaudited)	$702.4	2,198.4	—	N/A
December 31, 2024	500.0	2,277.1	—	N/A
December 31, 2023	541.4	2,353.7	—	N/A
December 31, 2022	415.2	1,958.8	—	N/A
December 31, 2021	—	—	—	N/A
SPV Asset Facility I
September 30, 2025 (Unaudited)	$497.0	2,198.4	—	N/A
December 31, 2024	445.0	2,277.1	—	N/A
December 31, 2023	550.0	2,353.7	—	N/A
December 31, 2022	614.0	1,958.8	—	N/A
December 31, 2021	—	—	—	N/A
SPV Asset Facility II
September 30, 2025 (Unaudited)	$292.3	2,198.4	—	N/A
December 31, 2024	475.0	2,277.1	—	N/A
December 31, 2023	—	2,353.7	—	N/A
SPV Asset Facility III
September 30, 2025 (Unaudited)	$350.0	2,198.4	—	N/A
December 31, 2024	315.0	2,277.1	—	N/A
SPV Asset Facility IV
September 30, 2025 (Unaudited)	$330.0	2,198.4	—	N/A
Athena CLO III
September 30, 2025 (Unaudited)	$270.0	2,198.4	—	N/A
December 31, 2024	270.0	2,277.1	—	N/A
Series 2023A Notes
September 30, 2025 (Unaudited)	$100.0	2,198.4	—	N/A
December 31, 2024	100.0	2,277.1	—	N/A
December 31, 2023	100.0	2,353.7	—	N/A
Series 2023B-A Notes
September 30, 2025 (Unaudited)	$100.0	2,198.4	—	N/A
December 31, 2024	100.0	2,277.1	—	N/A
December 31, 2023	100.0	2,353.7	—	N/A
Series 2023B-B Notes
September 30, 2025 (Unaudited)	$75.0	2,198.4	—	N/A
December 31, 2024	75.0	2,277.1	—	N/A
December 31, 2023	75.0	2,353.7	—	N/A
Promissory Note(5)
December 31, 2021	$—	—	—	N/A
_______________
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

(4)Not applicable because the senior securities are not registered for public trading.
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

($ in thousands)	As of September 30, 2025	As of December 31, 2024
Total unfunded revolving loan commitments	$327,227	$249,744
Total unfunded delayed draw loan commitments	432,411	294,241
Total unfunded debt commitments	$759,638	$543,985

Total unfunded specialty finance equity commitments	$31,038	$446
Total unfunded common equity commitments	2,189	—
Total unfunded equity commitments	$33,227	$446
Total Unfunded Commitments	$792,865	$544,431
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of September 30, 2025, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
On June 8, 2022, we settled the 4 warehouse investments that the Financing Providers purchased having an aggregate cost of $127.0 million. As of September 30, 2025, there were no purchase agreements outstanding with the Financing Providers.
Organizational and Offering Costs
The table below presents the total amount of organization and offering costs, inclusive of organization and offering costs deferred under the expense deferral agreement, incurred by the Adviser and its affiliates since inception and charged to us as of the following dates:

	As of September 30, 2025	As of December 31, 2024
($ in thousands)
Organizational and Offering Costs incurred by the Adviser	$4,934	$4,769
Organizational and Offering Costs charged to the Company(1)	$4,934	$3,039
_______________
(1)As of September 30, 2025, $3.8 million relates to offering costs and $1.1 million relates to organizational costs. The organizational costs were incurred by the Adviser prior to the Company meeting the first installment of the Expense Deferral Agreement. The organizational costs were subsequently incurred in the Consolidated Statements of Operations as professional fees and other general and administrative as the Company met the expense deferral installments applicable for those periods.
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

Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2025, management was not aware of any pending or threatened litigation.
Expense Deferral Agreement
Our Adviser has agreed to incur and pay certain expenses pursuant to the Expense Deferral Agreement prior to April 30, 2023. We will be obligated to reimburse the aggregate amount of expenses previously paid by the Adviser in eighteen equal installments, upon meeting specified conditions.
The table below presents the total amount of expenses incurred by the Adviser on our behalf and as of the following periods:

	As of September 30, 2025	As of December 31, 2024
($ in thousands)
Expenses incurred by the Adviser	$7,679	$7,679
Organizational and Offering Costs incurred by the Adviser	4,299	4,299
Total Expenses Incurred by the Adviser	$11,978	$11,978
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
The table below presents the amounts, the number of installments and the amount we became obligated to reimburse the Adviser for the following periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
($ in thousands)
Number of installments met by the Company	—	3	3	13

Expenses reimbursed to the Adviser	$—	$1,428	$1,428	$6,189
Organizational and offering costs reimbursed to the Adviser	—	568	568	2,462
Total Expense Reimbursed to the Adviser	$—	$1,996	$1,996	$8,651
As of March 31, 2025, we met the final installment under the expense deferral agreement and as of September 30, 2025 there were no expenses remaining. As of December 31, 2024, the total remaining expenses under the expense deferral agreement were $2.0 million, which represents the equivalent of three remaining installments. As of September 30, 2025, Net Subscriptions received from the sale of our common shares were $3.1 billion. See Note 3 “Agreements and Related Party Transactions.”

Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities as of September 30, 2025:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year		1-3 years	3-5 years		After 5 years
Revolving Credit Facility	$702,395	$—		$—	$702,395		$—
SPV Asset Facility I	497,000	—		—	497,000		—
SPV Asset Facility II	292,250	—		—	292,250		—
SPV Asset Facility III	350,000	—		—	—		350,000
SPV Asset Facility IV	330,000	—	—	—	—	—	330,000
Athena CLO III	270,000	—		—	—		270,000
Series 2023A Notes	100,000	100,000		—	—		—
Series 2023B-A Notes	100,000	—		—	100,000		—
Series 2023B-B Notes	75,000	—		75,000	—		—
Total Contractual Obligations	$2,716,645	$100,000		$75,000	$1,591,645		$950,000
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
We invest in Credit SLF, which is a controlled affiliated investment, as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” and “ITEM 1. - Notes to Consolidated Financial Statements – Note 4. Investments – Blue Owl Credit SLF LLC” for further details. Additional information about Credit SLF is also included in Exhibit 99.1 to this report.
We invest in LSI Financing DAC and LSI Financing LLC, and BOCSO which are non-controlled affiliated investments, as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” and “ITEM 1. - Notes to Consolidated Financial Statements – Note 4. Investments” for further details.
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
As part of the valuation process, the Adviser, as the valuation designee, takes into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser, as the valuation designee considers whether the pricing indicated by the external event corroborates its valuation.
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
Recent Developments
Distribution
On November 4, 2025, our Board approved a distribution of $0.074775 per share, payable on or before December 31, 2025 to the shareholders of record as of November 28, 2025, a distribution of $0.074775 per share, payable on or before January 31, 2026 to the shareholders of record as of December 31, 2025 and a distribution of $0.074775 per share, payable on or before February 28, 2026 to the shareholders of record as of January 30, 2026.
Equity Raise Proceeds
As of November 6, 2025, the Company has issued approximately 91.4 million shares of its Class S common stock, approximately 283.5 million shares of its Class I common stock and approximately 3.4 million shares of its Class D common stock and has raised total gross proceeds of approximately $944.9 million, $2.9 billion, and $34.3 million, respectively, including seed capital of $1,000 contributed by its Adviser in September 2021 and approximately $50.0 million in gross proceeds raised from entities affiliated with the Adviser. In addition, the Company has received $44.0 million in subscription payments which the Company accepted on November 6, 2025, which are pending the Company’s determination of the net asset value per share applicable to such purchase.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk, credit risk and inflation risk. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, a prolonged government shutdown, the ongoing war between Russia and Ukraine, the conflicts in the Middle East and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
Valuation Risk
We primarily invest in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser, as our valuation designee, based on, among other things, the input of independent third-party valuation firm(s) engaged at the direction of the Adviser, as the valuation designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. The independent third-party valuation firm(s) engaged at the discretion of the Adviser and its affiliates are full service financial institutions engaged in a variety of activities and from time to time we may receive or provide additional services to or from such independent third-party valuation firm(s).
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2025 and December 31, 2024, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
As of September 30, 2025, 99.2% of our debt investments based on fair value were floating rates and the majority of our debt investments have a floor of 0.8%. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 0.6%. The Revolving Credit Facility, the SPV Asset Facility I, the SPV Asset Facility II, SPV Asset Facility III, and SPV Asset Facility IV, bear interest at variable interest rates with an interest rate floor of 0.00%. The Series 2023B Notes bears interest at variable rates with a floor of 1.00%. Athena CLO III bears interest at fixed and variable rates. The Series 2023A Notes bear interest at a fixed rate.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$173,551	$78,349	$95,202
Up 200 basis points	$115,700	$52,233	$63,467
Up 100 basis points	$57,850	$26,116	$31,734
Down 100 basis points	$(57,850)	$(26,116)	$(31,734)
Down 200 basis points	$(115,694)	$(52,233)	$(63,461)
Down 300 basis points	$(172,982)	$(78,308)	$(94,674)
______________
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC. In order to satisfy the reinvestment portion of our dividends for nine months ended September 30, 2025, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class
1/27/2025	12/31/2024	362,084	$10.42	S
1/27/2025	12/31/2024	3,730	$10.42	D
1/27/2025	12/31/2024	927,721	$10.42	I
2/25/2025	1/31/2025	258,506	$10.43	S
2/25/2025	1/31/2025	2,665	$10.43	D
2/25/2025	1/31/2025	688,929	$10.43	I
3/25/2025	2/28/2025	271,975	$10.39	S
3/25/2025	2/28/2025	2,745	$10.39	D
3/25/2025	2/28/2025	707,738	$10.39	I
4/24/2025	3/31/2025	364,138	$10.34	S
4/24/2025	3/31/2025	3,866	$10.34	D
4/24/2025	3/31/2025	886,271	$10.34	I
5/23/2025	4/30/2025	296,283	$10.31	S
5/23/2025	4/30/2025	3,207	$10.31	D
5/23/2025	4/30/2025	707,923	$10.31	I
6/25/2025	5/31/2025	307,616	$10.35	S
6/25/2025	5/31/2025	3,635	$10.35	D
6/25/2025	5/31/2025	721,837	$10.35	I
7/24/2025	6/30/2025	356,012	$10.37	S
7/24/2025	6/30/2025	4,269	$10.37	D
7/24/2025	6/30/2025	771,721	$10.37	I
8/25/2025	7/31/2025	316,430	$10.37	S
8/25/2025	7/31/2025	3,876	$10.37	D
8/25/2025	7/31/2025	691,335	$10.37	I
9/26/2025	8/31/2025	324,508	$10.37	S
9/26/2025	8/31/2025	3,957	$10.37	D
9/26/2025	8/31/2025	703,424	$10.37	I
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

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 27, 2024	I	March 29, 2024	$13,250	$10.44	1,269,118
February 27, 2024	S	March 29, 2024	$1,958	$10.44	187,558
May 23, 2024	I	June 28, 2024	$26,086	$10.42	2,503,435
May 23, 2024	S	June 28, 2024	$11,239	$10.42	1,078,644
May 23, 2024	D	June 28, 2024	$169	$10.42	16,239
August 26, 2024	I	September 30, 2024	$62,456	$10.43	5,988,126
August 26, 2024	S	September 30, 2024	$9,797	$10.43	939,242
August 26, 2024	D	September 30, 2024	$28	$10.43	2,726
February 26, 2025	I	March 31, 2025	$82,728	$10.34	8,000,727
February 26, 2025	S	March 31, 2025	$15,662	$10.34	1,514,802
February 26, 2025	D	March 31, 2025	$147	$10.34	14,197
May 23, 2025	I	June 30, 2025	$130,914	$10.37	12,624,263
May 23, 2025	S	June 30, 2025	$16,306	$10.37	1,572,626
August 26, 2025	I	September 30, 2025	$76,960	$10.42	7,386,057
August 26, 2025	S	September 30, 2025	$12,819	$10.42	1,230,270
August 26, 2025	D	September 30, 2025	$678	$10.42	64,988
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibits
3.1	Third Articles of Amendment and Restatement, dated June 24, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 26, 2024).
3.2	Third Amended and Restated Bylaws, dated November 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 9, 2023).
21.1*	Subsidiary List
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Supplemental Financial Information (Unaudited) as of and for the period ended September 30, 2025.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Technology Income Corp.

Date: November 6, 2025	By:	/s/ Craig W. Packer
Craig W. Packer Chief Executive Officer

Date: November 6, 2025	By:	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Chief Operating Officer