Form 10-K
period 2025-12-31
Blue Owl Technology Income Corp.
filed 2026-03-03
CIK 1869453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management`s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates as of June 30, 2025 has not been provided because there is no established market for the registrant’s shares of common stock.
As of February 24, 2026, the registrant had 81,845,365, 1,096,771, and 219,211,511 shares of Class S, Class D and Class I common stock, $0.01, par value per share, outstanding, respectively.

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
•the impact of elevated inflation rates, fluctuating interest rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, changes in law or regulation, including the impact of tariff enactment and tax reductions, trade disputes with other countries, and the risk of recession or future government shutdowns could impact our business prospects and the prospects of our portfolio companies;
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
•the effect of legal, tax and regulatory changes on our business and our portfolio companies;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of artificial intelligence and machine learning technology;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine, continued political unrest in various countries such as Venezuela, as well as political and social unrest in the Middle East and North Africa regions, uncertainty with respect to immigration, and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I
Item 1. Business
Our Company
Blue Owl Technology Income Corp., was formed on June 22, 2021 as a corporation under the laws of the State of Maryland. We are an externally managed, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We have elected to be treated, and intend to operate in a manner so as to continue to qualify annually, as a RIC for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements. As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described herein. We will not invest more than 30% of our total assets in companies whose principal place of business is outside the United States. See “— Regulation as a Business Development Company” and “— Certain U.S. Federal Income Tax Considerations.”
We were formed primarily to originate and make debt and equity investments in, technology-related, specifically software, companies, that are based primarily in the United States. Our investment objective is to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles. We intend to invest at least 80% of the value of our total assets in “technology-related” companies. We define technology-related companies as those that (i) operate directly in the technology industry, which includes, but is not limited to application software, systems software, healthcare technology, information technology, technology services and technology infrastructure, financial technology and internet and digital media, (ii) operate indirectly through their reliance on technology (i.e., utilizing scientific knowledge or technology-enabled techniques, skills, methods, devices or processes as an integral part of their delivery of goods and/or services) or (iii) seek to grow primarily through technological advancements and innovations. We invest in a broad range of established and high-growth, technology-related companies with a focus on large, established enterprise software companies across a variety of end-markets that are capitalizing on the large and growing demand for enterprise software products and services. Within enterprise software we currently focus on investing in application software, which represents the operating layer for core business functions; systems and infrastructure software, which is the defense layer that protects enterprise data and networks and of which cybersecurity is a large component; and fintech and payments software, which provide critical means for the global movement of capital. We believe that these categories of enterprise software play specific, functional roles that will be difficult to bypass even as technology shifts because the need for auditability, control and data integrity will remain constant and these categories of software will provide a stable layer through which new technology is governed and executed. As of December 31, 2025, these three categories together represented approximately 70% of the portfolio.
We are advised by the Adviser pursuant to an investment advisory agreement. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. We leverage Blue Owl’s relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $50 million and that are typically backed by institutional investors that are active investors in and have an expertise in technology companies and technology-related industries. We expect that our target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, with a lesser allocation to equity-related opportunities. We anticipate that generally any equity related securities we hold will be minority positions. We expect that our investment size will vary with the size of our capital base and we anticipate that our average investment size will be 0.5-1.5% of our entire portfolio with no investment size greater than 5%; however, from time to time certain of our investments may comprise greater than 5%.
While our investment strategy focuses primarily on technology-related, specifically software companies in the United States, we also may invest up to 30% of our portfolio in investments of non-qualifying portfolio companies. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act, as well as in debt and equity of companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act.
As of December 31, 2025, based on fair value, our portfolio consisted of 88.4% first lien senior debt investments (of which 51.3% we consider to be unitranche debt investments (including “last out” portions of such loans)), 4.3% second lien senior secured debt investments, 1.1% unsecured debt investments, 2.8% preferred equity investments, 1.4% specialty finance equity investments, 1.6% common equity investments and 0.4% in joint ventures. Approximately, 98.2% of our debt investments based on fair value, as of December 31, 2025 are floating rate in nature, the majority of which are subject to an interest rate floor. As of December 31, 2025, we had investments in 190 portfolio companies with an aggregate fair value of $6.2 billion.

As of December 31, 2025, our portfolio was invested across 41 different industries. The largest industry in our portfolio as of December 31, 2025 was application software, which represented, as a percentage of our portfolio, 15.6%, based on fair value.
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
Since meeting the minimum offering requirement and commencing our continuous public offering through December 31, 2025, we have issued 93,062,111 shares of Class S common stock, 3,413,138 shares of Class D common stock, and 41,616,430 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $962.3 million, $34.9 million and $427.4 million, respectively, including $1,000 of seed capital contributed by the Initial Shareholder. We have issued 246,887,445 shares of our Class I common stock to feeder vehicles primarily created to hold our Class I common stock in a private offering (the “Private Offering”) and raised gross proceeds of approximately $2.5 billion. The Private Offering was exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) and/or Regulation S thereunder.
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
The Adviser is a Delaware limited liability company that is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl and part of Blue Owl’s Credit platform. Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms, and (3) Real Assets, which primarily focuses on the strategies of net lease real estate and real estate credit and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. The Adviser is part of the direct lending strategy of Blue Owl’s Credit platform which focuses on lending to primarily upper-middle-market companies, both private equity-sponsored and non-sponsored and provides a range of customized financing solutions across debt and equity-related instruments. In addition to the Adviser, Blue Owl Credit’s direct lending strategy is comprised of the Adviser, Blue Owl Capital Advisors LLC (“OCA”), Blue Owl Credit Diversified Advisors LLC (“ODCA”), Blue Owl Technology Advisors LLC (“OTCA”), and Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with the Adviser, OCA, ODCA, and OTCA the “Blue Owl Credit Advisers”), which are also registered investment advisers.
Blue Owl’s Credit platform is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees, focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Technology Lending Investment Committee is comprised of Erik Bissonnette, Pravin Vazirani, Jon ten Oever and Arthur Martini. We consider these individuals on the Technology Lending Investment Committee to be our portfolio managers. The Investment Team, under the Technology Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and monitors our portfolio companies on an ongoing basis. The Adviser has limited operating history. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations and provides investment advisory and management services to us.
As of December 31, 2025, the Blue Owl Credit Advisers managed $157.8 billion in assets under management (“AUM”), of which $115.0 billion was attributable to the direct lending strategy, which includes the following strategies:
•Diversified Lending — The diversified lending strategy seeks to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns across credit cycles with an emphasis on preserving capital primarily through originating and making loans to, and making debt and equity investments in, U.S. middle market companies.
•Technology Lending — The technology lending strategy seeks to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments primarily through originating and making loans to, and making debt and equity investments in, technology-related companies based primarily in the United States.
•First Lien Lending — The first lien lending strategy seeks to realize current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to private equity sponsored, middle market businesses based primarily in the United States.
•Opportunistic Lending — The opportunistic lending strategy seeks to generate attractive, risk-adjusted returns by taking advantage of credit opportunities in U.S. middle market companies with liquidity needs and market leaders seeking to improve their balance sheets.
We refer to the Blue Owl BDCs and the private funds, interval fund and separately managed accounts managed by the Blue Owl Credit Advisers in the direct lending strategy, as the “Blue Owl Credit Clients.” In addition to the Blue Owl Credit Clients, Blue Owl's Credit platform includes (1) alternative credit, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; (2) investment grade credit, which focuses on generating capital-efficient investment income through asset-backed finance, private corporate credit, and structured products; and (3) liquid credit, which focuses on the management of collateralized loan obligation vehicles (“CLOs”). Blue Owl’s Credit platform also includes other adjacent investment strategies (e.g., strategic equity assets and healthcare companies).
Blue Owl Credit Clients and other Blue Owl clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products. In order to address these conflicts, the Blue Owl Credit Advisers have put in place investment allocation policies that address the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act. See, “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.”

In addition, we rely on an order for exemptive relief (the “Order”) to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we are generally permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Blue Owl Credit Clients and other Blue Owl clients that avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser and its affiliates may face conflicts of interest with respect to services performed for their respective other accounts and clients or issuers in which we may invest.”
The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees from portfolio companies. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser and its affiliates may face conflicts of interest with respect to services performed for their respective other accounts and clients or issuers in which we may invest.”
The Adviser’s address is 399 Park Avenue, 37th floor, New York, NY 10022.
Market Trends
We believe the technology investment lending environment provides opportunities for us to meet our goal of making investments that generate an attractive total return based on a combination of the following factors.
Limited Availability of Capital for Technology, Specifically Enterprise Software, Companies — We believe that technology companies have limited access to capital, driven by a lack of dedicated pools of capital focused on technology companies. Traditional lenders, such as commercial and investment banks, generally do not have flexible product offerings that meet the needs of technology-related companies and there has been a reduction in activity from commercial and investment banks as a result of regulatory and structural factors, industry consolidation and general risk aversion. In recent years, many commercial and investment banks have focused their efforts and resources on lending to large corporate clients and managing capital markets transactions rather than lending to technology-related companies. In addition, these lenders may be constrained in their ability to underwrite and hold loans and high yield securities, as well as their ability to provide equity financing, as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of scaled market participants that are willing to provide and hold meaningful amounts of a customized financing solution for technology companies. As a result, we believe our focus on technology-related companies and our ability to invest across the capital structure, coupled with a limited supply of capital providers, presents an attractive opportunity to invest in technology companies.

Capital Markets Have Been Unable to Fill the Void Left by Banks — Access to the underwritten bond and syndicated loan markets is challenging for many technology companies due to loan size and liquidity. For example, high yield bonds are generally purchased by institutional investors such as mutual funds and exchange traded funds (“ETFs”) who, among other things, are highly focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Loans provided by companies such as ours provide certainty to issuers in that we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.
Secular Trends Supporting Growth for Private Credit — According to Gartner, a research and advisory company, global technology spend was $5.6 trillion in 2025 and is expected to grow to more than $6.2 trillion in 2026. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, larger higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. This has driven substantial growth in direct lending portfolio companies over time. Given the dynamics mentioned above, we believe this trend is poised to continue and the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2025, will continue to serve as a tailwind to the space.
Attractive Investment Dynamics — With respect to the debt investments in technology companies, we believe the directly negotiated nature of such financings generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender protective change of control provisions. Further, we believe that historical default rates for technology and software companies have been lower, and recovery rates have been higher, as compared to the broader leveraged finance market, leading to lower cumulative losses. With respect to equity and equity-linked investments, we will seek to structure these investments with meaningful shareholder protections, including, but not limited to, anti-dilution, anti-layering, and liquidation preferences, which we believe will create the potential for meaningful risk-adjusted long-term capital gains in connection with the future liquidity events of these technology companies. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities.
Compelling Business Models — We believe that the products and services that technology companies, and more specifically enterprise software businesses, provide often have high switching costs and are fundamental to the operations and success of their customers across diverse industries. We generally invest in scaled or growing players in niche markets that are selling mission critical products to established customer bases. As a result, technology companies with a focus on enterprise software have attributes that make them compelling investments, including strong customer retention rates, high switching costs and highly contracted cash flows which leads to recurring and predictable revenue. Further, technology companies with a focus on enterprise software are typically highly capital efficient, with limited capital expenditures and high free cash flow conversion. In addition, the replicable nature of technology products, specifically enterprise software, creates substantial operating leverage which typically results in strong profitability, lower loan to value ratios, high revenue retention, high gross margins and stable sale efficiency.
We believe that enterprise software businesses make compelling investments because they are inherently diversified into a variety of sectors due to end market applications and have been one of the more defensive sectors throughout economic cycles. Within enterprise software we currently focus on investing in application software, which represents the operating layer for core business functions; systems and infrastructure software, which is the defense layer that protects enterprise data and networks and of which cybersecurity is a large component; and fintech and payments software, which provide critical means for the global movement of capital. We believe that these categories of enterprise software play specific, functional roles that will be difficult to bypass even as technology shifts because the need for auditability, control and data integrity will remain constant and these categories of software will provide a stable layer through which new technology is governed and executed.

Attractive Opportunities in Investments in Technology Companies — We invest in the debt and equity of technology companies. We believe that opportunities in the debt of technology companies are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issued with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment.
Senior secured debt provides strong defensive characteristics because it has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are generally secured by the issuer’s assets, which may provide protection in the event of a default. We also make recurring revenue loans to companies that have made a strategic decision to postpone profitability in favor of acquiring customers that will generate a high lifetime value over time. We believe that recurring revenue loans provide attractive credit characteristics including covenant protections, lower loan-to-values and/or premium pricing.
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
Dedicated Pool of Capital — From a deal sourcing perspective, having a pool of capital dedicated to technology investing should enable us to be a more relevant partner to sponsors and management teams who seek this type of financing for their deals.
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
We believe that there is currently an opportunity for us to be a “first mover” as a specialized debt financing provider in the technology sector. We believe the technology sector to be underserved and, other than the Company and Blue Owl Technology Finance Corp. (“OTF”), we are not aware of other entities currently serving the sector that have large pools of capital dedicated to the space and that operate competing businesses.
Experienced Team with Expertise Across all Levels of the Corporate Capital Structure — The members of the Technology Lending Investment Committee have over 25 years of experience in private lending and investing at all levels of a company’s capital structure, including in high yield securities, leveraged loans, high yield credit derivatives, distressed securities, and equity securities, as well as experience in operations, corporate finance, mergers and acquisitions and workout restructuring. The members of the Technology Lending Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. Moreover, certain members of the Technology Lending Investment Committee and other executives and employees of the Adviser and its affiliates have operating and/or investing experience on behalf of business development companies. In addition, through its West Coast office, our Adviser has a significant presence in Silicon Valley to better serve financial sponsors operating in the technology sector. We believe this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of technology companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on our investments and offering a diverse product set to help meet borrowers' needs.
Distinctive Origination Platform — We anticipate that a substantial majority of our investments will be sourced directly and that our origination platform provides us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries.
The Investment Team includes approximately 130 investment professionals (over 40 of whom are dedicated to technology investing) and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team is fully dedicated to direct lending and has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors, venture capital firms, entrepreneurs and companies. In addition, we believe that the Investment Team has enhanced sourcing capabilities because of their ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers, which we believe may broaden our deal funnel and result in an increased pipeline of deal opportunities.

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
Since OCA’s inception in April 2016 through December 31, 2025, the Adviser and its affiliates have reviewed over 3,105 technology-related opportunities totaling approximately $1.195 billion of financing and have sourced potential investment opportunities from more than 840 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl’s relationships, allowing it to be highly selective in the transactions it pursues.
Provide Customized Financing Complementary to Financial Sponsors’ Capital — We offer a broad range of investment structures and possess expertise and experience to effectively structure and price investments in technology companies. We offer customized financing solutions ranging from senior debt to equity capital. Unlike many of our competitors that we believe are restricted to smaller investment sizes and only invest in companies that fit a specific set of investment parameters, we have the scale and flexibility to structure our investments to suit the particular needs of our portfolio companies. As a result, we believe that our capital will be viewed as an attractive and complimentary source of capital, both by the portfolio company and by the portfolio company’s financial sponsor.
Potential Long-Term Investment Horizon — We believe our potential long-term investment horizon gives us flexibility, allowing us to maximize returns on our investments in technology companies. We invest using a long-term focus, which we believe provides us with the opportunity to increase total returns on invested capital, as compared to other private company investment vehicles or investment vehicles with daily liquidity requirements (e.g., open-ended mutual funds and ETFs).
Defensive Investment Philosophy — The Adviser employs an investment approach focused on rigorous due diligence and underwriting, a highly selective and multi-stage investment decision process, and ongoing portfolio monitoring. The investment approach will focus on quantitative and qualitative factors, with particular emphasis on early detection of potential deterioration. This strategy is designed to minimize potential losses and achieve attractive risk adjusted returns.
Active Portfolio Monitoring — The Adviser closely monitors the investments in our portfolio and takes a proactive approach to identifying and addressing sector- or company-specific risks. The Adviser receives and reviews detailed financial information from portfolio companies no less than quarterly and seeks to maintain regular dialogue with portfolio company management teams regarding current and forecasted performance. We anticipate that many of our debt investments will have financial covenants that we believe will provide an early warning of potential problems facing our borrowers, allowing lenders, including us, to identify and carefully manage risk.
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
Increasing Benefits of Scale — We believe the Adviser’s robust, scaled infrastructure and focus on direct lending provides us a competitive advantage which enables us to provide attractive solutions as a trusted partner and therefore continue to capture market share. Blue Owl’s differentiated approach and scaled platform allow us to capitalize on opportunities across the sizing spectrum—
from bespoke financing solutions to traditional upper-middle-market loans and, increasingly, loans of $2.0 billion or more. Blue Owl’s
Credit platform’s scale has demonstrated the ability to originate larger deals, while also providing diversification. We believe our scale enables Blue Owl to broaden our deal funnel and provides us access to more investment opportunities than many other direct lenders.
Investment Selection
The Adviser applies rigorous and established investment selection and underwriting criteria. Although not exhaustive, our Adviser expects that our investments will typically have many of the following attributes:
•Mission critical solutions — solutions that are essential to business operations and are tightly integrated into the workflows or operations of end users;
•Market leadership positions — a leadership position in its market (or the potential to establish a leadership position) with potential and/or defensible barriers to entry;
•Strong quality of revenue — revenue streams with high degrees of visibility (contracted or reoccurring) and substantial gross margins diversified by a granular, long-tenured customer base;
•Strong customer retention — highly embedded software with meaningful switching costs;

•Highly capital efficient: strong free cash flow conversion or the potential to generate strong free cash flow conversion due to operating margins and low capital intensity; and
•Attractive Unit Economics — strong payback periods in respect of lifetime value of a customer versus the cost to acquire the customer.
The Adviser has identified the following investment criteria and guidelines that it believes are important in evaluating prospective portfolio companies. However, not all of these criteria and guidelines will be met, or will be equally important, in connection with each of our investments.
Established Companies with Positive Cash Flow — We seek to invest in companies with sound historical financial performance and a history of profitability which we believe tend to be well-positioned to maintain consistent, often contractual, cash flow to service and repay their obligations and maintain growth in their businesses or market share in all market conditions, including in the event of a recession. The Adviser primarily focuses on upper middle-market companies with a history of profitability on an operating cash flow basis, a high percentage of recurring revenue and with limited cyclicality in their end markets. The Adviser does not intend to invest in start-up companies that have not achieved sustainable profitability and cash flow generation or companies with speculative business plans.
Strong Competitive Position in Industry — The Adviser analyzes the strengths and weaknesses of target companies relative to their competitors. The factors the Adviser considers include relative product pricing, product quality, customer loyalty, substitution risk, switching costs, patent protection, brand positioning and capitalization. We seek to invest in companies that have developed leading positions within their respective markets, are well positioned to capitalize on growth opportunities and operate businesses, exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments or are in industries with significant barriers to entry. We seek companies that demonstrate advantages in scale, scope, customer loyalty, product pricing or product quality versus their competitors that, when compared to their competitors, may help to protect their market position and profitability.
Experienced Management Team — We seek to invest in companies that have experienced management teams. We also seek to invest in companies that have proper incentives in place, including management teams having significant equity interests to motivate management to act in concert with our interests as an investor.
Diversified Customer and Supplier Base — We generally seek to invest in companies that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.
Exit Strategy — While certain debt investments may be repaid through operating cash flows of the borrower, we expect that the primary means by which we exit our debt investments will be through methods such as strategic acquisitions by other industry participants, an initial public offering of common stock, a recapitalization, a refinancing or another transaction in the capital markets.
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
Financial Sponsorship — We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms. We believe that a financial sponsor’s willingness to invest significant sums of equity capital into a company is an explicit endorsement of the quality of their investment. Further, financial sponsors of portfolio companies with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational issues arise.
Investments in Different Portfolio Companies and Industries — We seek to invest broadly among portfolio companies and industries, thereby potentially reducing the risk of any one company or industry having a disproportionate impact on the value of our portfolio; however, there can be no assurances in this regard. We seek to structure larger transactions and invest in stable, recession-resistant, strategically valuable industries that we are familiar with. We seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 0.5-1.5% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).

Investment Process Overview
Origination and Sourcing — The Investment Team has an extensive network from which to source deal flow and referrals. Specifically, the Adviser sources portfolio investments from a variety of different investment sources, including among others, private equity sponsors, management teams, financial intermediaries and advisers, investment bankers, family offices, accounting firms and law firms. The Adviser focuses on sponsor-led leveraged buyouts, refinancings, recapitalizations and acquisitions and sponsors who value the ability to provide sizable commitments; flexible and creative solutions; and certainty, speed and transparency. To a lesser extent, the Adviser may invest in broadly syndicated loans. The Adviser believes that its experience across different industries and transaction types makes the Adviser particularly qualified to source, analyze and execute investment opportunities with a focus on downside protection and a return of principal.
Due Diligence Process — The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If one or more members of the Investment Team responsible for the transaction determines that an investment opportunity should be pursued, the Adviser will engage in an intensive due diligence process focused on fundamental credit analysis and downside protection. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:
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
Selective Investment Process — After an investment has been identified and preliminary diligence has been completed, a Technology Lending Investment Committee memorandum is prepared. This report is reviewed by the members of the Investment Team in charge of the potential investment and generally includes information on downside protection, asset coverage and collateral. If these members of the Investment Team are in favor of the potential investment, then a more extensive due diligence process, which may include significant analysis and focus on strategy and potential to recover par in default scenarios, is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.
Structuring and Execution — Approval of an investment requires the approval of a majority of the Technology Lending Investment Committee. Once the Technology Lending Investment Committee has determined that a prospective portfolio company is suitable for investment, the Adviser works with the management team of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment. Additionally, a majority of the Technology Lending Investment Committee may approve parameters or guidelines pursuant to which certain investment may be made or sold consistent with our investment objective.

Inclusion of Covenants — Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
Portfolio Monitoring — The Adviser monitors our portfolio companies on an ongoing basis. The Adviser monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action with respect to our investment in each portfolio company. The Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:
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
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans, with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than the middle-market characteristics described herein, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
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
Debt Investments — The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We generally invest in the following types of debt:
•First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer's capital structure and has the benefit of a first priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand alone first-lien loans, "unitranche" loans (including “last out” portions of such loans), and secured corporate bonds with similar features to these categories of first-lien loans. As of December 31, 2025, 51% of our first lien debt was comprised of unitranche loans.
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

Our debt investments may be structured as annualized recurring revenue (“ARR”) loans, which are loans made to a company that may not currently be EBITDA positive because they have strategically determined to postpone profitability in favor of acquiring customers that will generate a high lifetime value over time. Generally, our ARR loans are made to high growth technology companies with a stable base of existing customers, providing strong revenue visibility. We believe the recurring revenue market to be underserved and find that ARR loans often have attractive risk adjusted return profiles, in the form of pricing, credit documentation, and /or loan-to-values, relative to the broader market.
Equity Investments — Our investment in a portfolio company could be or may include an equity interest, such as common stock or preferred stock, or equity linked interest, such as a warrant or profit participation right. We may make direct and indirect equity investments with or without a concurrent investment in a more senior part of the capital structure of the issuer. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
Specialty Financing Portfolio Companies and Joint Ventures
We leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income.
Specialty Financing Portfolio Companies — We may make equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our specialty financing companies include the following:
•LSI Financing 1 DAC LLC (“LSI Financing DAC”), a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements in the life sciences space;
•LSI Financing LLC (“LSI Financing LLC”), a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space.
•Blue Owl Cross-Strategy Opportunities LLC (“BOCSO”), a portfolio company formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets.
Joint Ventures — We may make equity investments in joint ventures. Our joint ventures include:
•Blue Owl Credit SLF LLC (“Credit SLF”) is a joint venture whose principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations.
•Blue Owl Leasing LLC (“Blue Owl Leasing”), a cross-platform joint venture that invests in equipment leases and loans.
Investments
We were initially capitalized on September 30, 2021 and commenced operations and began investing activities in May 2022.
As of December 31, 2025 and 2024, we had made investments with an aggregate fair value of $6.21 billion and $5.20 billion in 190 and 171 portfolio companies, respectively. The table below presents our investments at amortized cost and fair value as of the following periods:

	As of December 31, 2025			As of December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
First-lien senior secured debt investments	$5,488,669	$5,484,795	$(3,874)	$4,707,450	$4,727,263	$19,813
Second-lien senior secured debt investments	283,730	267,441	(16,289)	175,078	165,292	(9,786)
Unsecured debt investments	66,248	66,531	283	62,158	62,455	297
Preferred equity investments	177,173	173,230	(3,943)	175,076	171,478	(3,598)
Common equity investments	80,256	101,617	21,361	42,558	52,144	9,586
Specialty finance equity investments	86,202	89,389	3,187	23,830	24,212	382
Joint Ventures	24,325	24,133	(192)	949	954	5
Total Investments	$6,206,603	$6,207,136	$533	$5,187,099	$5,203,798	$16,699
As of December 31, 2025 and 2024, we had outstanding commitments to fund unfunded investments totaling $0.86 billion and $0.54 billion, respectively.

For additional information about our investment portfolio refer to “Note 4 — Investments” to our consolidated financial statements included in this annual report on Form 10-K (“Annual Report”).
Blue Owl Credit SLF LLC
On May 6, 2024, Credit SLF, a Delaware limited liability company was formed as a joint venture. We, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp. and State Teachers Retirement System of Ohio (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”) co-managed Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. We do not consolidate our non-controlling interest in Credit SLF.
Refer to Exhibit 99.2 for Credit SLF’s Supplemental Financial Information.
Blue Owl Leasing LLC
On June 30, 2025, Blue Owl Leasing was formed as a joint venture. We co-manage Blue Owl Leasing with Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., a Blue Owl managed alternative credit fund (“Blue Owl Alternative Credit Fund”), and California State Teachers Retirement System (each a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”). Blue Owl Leasing’s principal purpose is to make investments, either directly or indirectly through financing subsidiaries or other persons, primarily in leases and loans. Blue Owl Leasing is managed by the Blue Owl Leasing Members and investment decisions must be unanimous. Our investment in Blue Owl Leasing is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Blue Owl Leasing.
Refer to Exhibit 99.3 for Blue Owl Leasing’s Supplemental Financial Information.
Capital Resources and Borrowings
We anticipate generating cash in the future from the issuance of common stock and debt securities and cash flows from interest, dividends, and fees earned from our investments and principal repayments and proceeds from sales of our investments.
We may borrow money from time to time if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such borrowing. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our current target leverage ratio is 0.90x-1.25x. As of December 31, 2025 and 2024, our asset coverage was 223.4% and 227.7%, respectively. See “Regulation as a Business Development Company – Senior Securities; Coverage Ratio” below.
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
For additional information about our debt obligations see “Note 5 — Debt” to our consolidated financial statements included in this Annual Report and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Financial Condition, Liquidity and Capital Resources — Debt.”
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
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

We have previously incurred, and can be expected to incur, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A. RISK FACTORS – Risks Related to U.S. Federal Income Tax – We will be subject to U.S federal income tax imposed at corporate rates if we are unable to qualify and maintain our tax treatment as a RIC under subchapter M of the Code or if we make investments through taxable subsidiaries.”
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
Since meeting the minimum offering requirement and commencing our continuous public offering through December 31, 2025, we have issued 93,062,111 shares of Class S common stock, 3,413,138 shares of Class D common stock, and 41,616,430 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $962.3 million, $34.9 million and $427.4 million, respectively, including $1,000 of seed capital contributed by the Initial Shareholder. We have also issued 246,887,445 shares of our Class I common stock in a Private Offering and raised gross proceeds of approximately $2.5 billion.
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
Competition
Our primary competitors in providing financing to middle-market technology-related companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds and alternative asset managers. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our investment opportunities. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC, or to the distribution and other requirements we must satisfy to qualify for RIC tax treatment. Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies that many of our products seek to exploit. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business — We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”
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

Board Approval of the Investment Advisory Agreement
On May 5, 2025, the Board held a meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters. The Board was provided with the information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.
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
The Administration Agreement became effective on November 30, 2021 and the continuation of the Administration Agreement was approved by the Board on May 5, 2025. Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.
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
Payment of Our Expenses under the Investment Advisory and Administration Agreements
Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs, and as otherwise set forth in the Administration Agreement). We also bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including Management Fees and Incentive Fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Investment Advisory Agreement and the Administration Agreement, and (iii) all other costs and expenses of our operations and transactions including, without limitation, those relating to:
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
•U.S. federal, state and local taxes;
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
Expense Deferral Agreement
On March 23, 2022, we and the Adviser entered into the expense deferral agreement (the “Expense Deferral Agreement”), under which the Adviser has agreed to incur and pay all of our expenses, other than amounts used to pay interest expense and shareholder servicing and/or distribution fees, until we met certain conditions related to the amount of subscriptions it received. The expenses subject to deferral did not include expenses that (1) were previously classified as Expense Payments or Reimbursement Payments under the Expense Support Agreement and Conditional Reimbursement Agreement between us and the Adviser, or (2) Organization and Offering Expenses in excess of 1.50% of the gross offering proceeds from the sale of our securities.
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
Affiliated Transactions
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we are generally permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
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
Sustainability
Our and the Adviser’s sustainability efforts seek to enable positive outcomes for our investors and the communities in which we operate. We believe our Adviser’s sustainability efforts reflect strong leadership and oversight by Blue Owl’s senior management and Blue Owl’s Board and Blue Owl’s commitment to its priority areas.
Additionally, to integrate responsible investing practices firmwide, Blue Owl has a Responsible Investing Working Group (the
“RI WG”), a cross-functional group across investment platforms, strategies and relevant business units. The RI WG members are senior representatives of their respective teams and are responsible for coordinating responsible investing-related efforts within their business units, as well as providing insights as it relates to their professional roles. The RI WG is chaired by Blue Owl’s Chief
Operating Officer and activities are managed by the Responsible Investing & ESG team.
Investing Responsibly
We and the Adviser recognize the importance of business relevant ESG issues and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities to manage risk and identify opportunities. Blue Owl adopted an ESG and responsible investing policy, which applies to all asset classes, industries and countries in which Blue Owl does business and the products it manages.
The Adviser believes that incorporating business relevant ESG factors into its corporate and investment activities has the potential to meaningfully contribute to our value. The Adviser strives to continuously strengthen its ability to mitigate, manage, and monitor relevant ESG risks and opportunities within our investment portfolios. When the Adviser considers potential investments on our behalf, it seeks to address the relevant ESG considerations, risks and potential rewards related to prospective investments. Further, the Adviser has processes designed to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.
The Adviser believes it is important to consider the multiple ways that climate risk may affect it as an asset manager. Blue Owl has designed an approach to identify, assess and prioritize potential climate-related risks across its operations and investment activity. The Adviser has considered recommendations from the Task Force on Climate-Related Financial Disclosures in the design and implementation of its climate risk management program, including topics related to governance, strategy, risk management and metrics.
Belonging
The Adviser seeks to foster a culture that fuels its ability to deliver results through private markets, attract and retain top talent and build strong partnerships. The Adviser’s values—mutual respect, excellence, constructive dialogue and one team—form the foundation of a culture where its employees are empowered to reach their full potential.
The following initiatives help cultivate connection, opportunity and impact for the Adviser’s employees:
•Employee Resource Groups are open to all employees and aim to create an environment of belonging for all. These groups are employee-initiated and employee-led.
•Blue Owl Celebrates is a series that honors various heritage and affinity months throughout the year by highlighting dynamic guest speakers, small businesses and resources for learning and action.

•Blue Owl partners with industry organizations to offer its employees access to resources, memberships, events, networks and opportunities for professional development, as well as utilizing the organizations’ job boards to recruit candidates.
•Finally, Blue Owl’s suite of benefits includes primary and secondary parental leave, family planning benefits and stipend and flexible work schedules.
Citizenship
Blue Owl takes its role as a corporate citizen seriously and aims to contribute to meaningful causes to support the communities in which it operates and resides. Blue Owl is committed to building a robust citizenship program that is integrated, community-centered, and employee-enriched, including:
•Blue Owl Leads Together, its global employee volunteerism and giving program, allows employees to engage with one another and with the communities in which we live and work; and
•Blue Owl Gives, which advances Blue Owl’s philanthropic mission—unlocking opportunity by powering access to college, to careers, and to capital—through strategic nonprofit partnerships.
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
A BDC generally is required to meet an asset coverage ratio of the value of total assets to senior securities, which include all of our borrowings and any preferred stock the BDC may issue in the future, or at least 200%. However, certain provisions of the 1940 Act allowed a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150% if certain conditions are met. This means that generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain conditions are met and it reduces its asset coverage ratio, a BDC can borrow up to $2 for every $1 of investor equity. On September 30, 2021, our Initial Shareholder approved a proposal that allows us to reduce our asset coverage ratio to 150%. As a result, effective on October 1, 2021, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%.
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
Senior Securities; Coverage Ratio. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if immediately after such borrowing or issuance, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200% (or 150%, if certain requirements are met). This means that generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain requirements are met and it reduces its asset coverage ratio, it can borrow up to $2 for every $1 of investor equity. On September 30, 2021, the Initial Shareholder approved a proposal that allows us to reduce our asset coverage ratio to 150%. As a result, effective on October 1, 2021, our asset coverage ratio applicable to senior securities was reduced from 200% to 150%.
In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders on our capital stock or the repurchase of such capital stock unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS — Risks Related to Business Development Companies — Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.”
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
Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we are generally permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board makes certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate as an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board. The Blue Owl Credit Advisers’ allocation policies incorporate the conditions of the Order and seek to ensure equitable allocation of investment opportunities between us and/or other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of other Blue Owl Credit Clients and other Blue Owl clients that avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.
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
Certain U.S. Federal Income Tax Considerations
The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and to an investment in our common stock. This discussion does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, this discussion does not describe tax consequences that we have assumed to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including persons who hold our common stock as part of a straddle or a hedging, integrated or constructive sale transaction, persons subject to the alternative minimum tax, tax-exempt organizations, insurance companies, brokers or dealers in securities, pension plans and trusts, persons whose functional currency is not the U.S. dollar, certain former citizens or long-term residents of the United States, regulated investment companies, real estate investment trusts, personal holding companies, persons required to accelerate the recognition of gross income as a result of such income being recognized on an applicable financial statement, persons who acquire an interest in the Company in connection with the performance of services, and financial institutions. Such persons should consult with their own tax advisers as to the U.S. federal income tax consequences of an investment in our common stock, which may differ substantially from those described herein. This discussion assumes that shareholders hold our common stock as capital assets (within the meaning of the Code).
The discussion is based upon the Code, U.S. Department of Treasury (“Treasury”) regulations, and administrative and judicial interpretations, each as of the date of this report and all of which are subject to change, at any time, possibly retroactively, which could affect the continuing validity of this discussion and could be applied in a manner that adversely impact shareholders. We have not sought and will not seek any ruling from the IRS regarding any matter discussed herein. Prospective investors should be aware that, although we intend to adopt positions we believe are in accord with current interpretations of the U.S. federal income tax laws, the IRS may not agree with the tax positions taken by us and that, if challenged by the IRS, our tax positions might not be sustained by the courts. This summary does not discuss any aspects of U.S. estate tax, U.S. state or local taxation or non U.S. taxation. It also does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.
For purposes of this discussion, a “U.S. Shareholder” is a beneficial owner of our common stock that is for U.S. federal income tax purposes:
•a citizen or individual resident of the United States;
•a corporation (or other entity treated as a corporation) organized in or under the laws of the United States or of any political subdivision thereof;
•a trust that is subject to the supervision of a court within the United States and the control of one or more U.S. persons or that has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person; or
•an estate, the income of which is subject to U.S. federal income tax regardless of its source.
A “Non-U.S. Shareholder” is a beneficial owner of our common stock that is neither a U.S. Shareholder nor a partnership for U.S. tax purposes.
If a partnership (including an entity or arrangement treated as a partnership for U.S. federal income tax purposes) holds our common stock, the U.S. federal income tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. Any partner of a partnership holding our common stock should consult his, her or its own tax adviser with respect to the U.S. federal income tax consequences of the purchase, ownership and disposition of such shares.
Tax matters are very complicated and the tax consequences to an investor of an investment in our common stock will depend on the facts of his, her or its particular situation. You should consult your own tax adviser regarding the specific tax consequences of the ownership and disposition of shares of our common stock to you, including tax reporting requirements, the applicability of U.S. federal, state and local tax laws and non-U.S. tax laws, eligibility for the benefits of any applicable income tax treaty and the effect of any possible changes in the tax laws.
Taxation as a Regulated Investment Company
We have elected to be treated and intend to qualify each year as a RIC under the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on any ordinary income or capital gains that we timely distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we generally must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).
If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain that we timely distribute (or are deemed to distribute) to our shareholders as dividends. We will be subject to U.S. federal income tax imposed at regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.
We will be subject to a nondeductible 4% U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Distribution Requirement”). While we intend to distribute sufficient income and capital gains to our shareholders in each taxable year in order to avoid imposition of this 4% U.S. federal excise tax, there can be no assurance that we will be successful in avoiding entirely the imposition of this tax.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale or other taxable disposition of stock or other securities or foreign currencies, net income derived from an interest in certain “qualified publicly traded partnerships” (as defined in the Code), or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•diversify our holdings so that at the end of each quarter of the taxable year:
•at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•no more than 25% of the value of our assets is invested in the (i) securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (collectively, the “Diversification Tests”).
For U.S. federal income tax purposes, we may be required to include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in our taxable income in each taxable year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount.
Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy the Annual Distribution Requirement. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Distribution Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax.
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
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely, and use them to offset capital gains. Due to these limits on the deductibility of expenses, over the course of one or more taxable years we may have, for U.S. federal income tax purposes, aggregate taxable income that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.
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

If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on any “excess distribution” received on, or any gain from the disposition of such shares. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distributions or gains. This additional tax and interest may apply even if we make a distribution as a taxable dividend by us to our shareholders in an amount equal to (1) any excess distribution, or (2) the gain from the dispositions of such shares. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund”, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize income in excess of distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the Excise Tax Distribution Requirement. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.
If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of certain of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and such income will be subject to the Annual Distribution Requirement and will be taken into account for purposes of the Excise Tax Distribution Requirement.
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
If we fail to qualify for treatment as a RIC, and certain relief provisions are not applicable, we will be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
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
We make available free of charge on our website (www.blueowlproducts.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to these reports. The SEC also maintains a website (www.sec.gov) that contains such information. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this Form 10-K.
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
We are subject to risks related to macroeconomic factors.
•Difficult market and geopolitical conditions could have a significant adverse effect on our business, financial condition and results of operations.
•Capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
•Future increases in inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.
We are subject to risks related to our business and operations.
•The lack of liquidity in our investments may adversely affect our business.
•We borrow money, which magnifies the potential for gain or loss and may increase the risk of investing in us.
•Defaults and provisions under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.
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
•Our ability to achieve our investment objective also depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
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
•Cybersecurity risks and cyber data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships.
•Use of AI technologies by us could lead to the exposure of our data or other adverse effects and increase competitive, operational, legal, and regulatory risks in ways that we cannot predict.
•We are subject to risks in using custodians, counterparties, administrators and other agents.
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
•Our Adviser and its affiliates may face conflicts of interest with respect to services performed for their respective other accounts and clients or issuers in which we may invest.

•We may be obligated to pay our Adviser incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.
•Our ability to enter into transactions with our affiliates is restricted.
•Our Class S and Class D shares are each subject to an ongoing service fee.
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
•Our investment strategy focuses on technology-related companies, which are subject to many risks, including volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs and periodic downturns, and you could lose all or part of your investment.
We are subject to risks related to an investment in our common stock.
•The value of our common stock may fluctuate significantly.
•The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay distributions to shareholders, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limits on the extent to which we may use borrowings, if any, and we may use sources other than from cash flows from operations to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).
•Our shares are not listed, and we do not intend to list our shares, on an exchange, nor are our shares quoted through a quotation system. Therefore, our shareholders will have limited liquidity and may not receive a full return of invested capital (including front-end commissions, fees and expenses), upon selling their shares or upon liquidation of our Company.
We are subject to risks related to U.S. federal income tax.
•We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
•We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code.
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
Macroeconomic Factors
Difficult market and geopolitical conditions could have a significant adverse effect on our business, financial condition and results of operations.
Our business, financial conditions and results of operations may be affected by conditions and trends in the global financial markets and the global economic and political climate relating to, among other things, fluctuations in interest rates, the availability and cost of credit, future increases in inflation, economic uncertainty, changes in laws (including laws and regulations relating to our taxation, taxation of our clients and applicable to alternative asset managers), trade policies, commodity prices, tariffs (including retaliatory tariffs), currency exchange rates and controls, political elections and administration transitions, and national and international political events (including contract terminations or funding pauses, government agency closures, prolonged government shutdowns, wars and other forms of conflict, terrorist acts, and security operations), work stoppages, labor shortages and labor disputes, supply chain disruptions and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health pandemics.
Changes in trade policies, including the imposition of new tariffs or increases in existing tariffs between the United States, Mexico, Canada, China or other countries, or reactionary measures in response thereto including retaliatory tariffs, legal challenges, or currency manipulation, could adversely affect the market conditions in which we operate. Although the Supreme Court recently invalidated the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), certain tariff rates and obligations established through trade agreements that were negotiated during active IEEPA tariffs remain in effect, and the current administration has announced widely applicable tariffs pursuant to the Trade Act of 1974, effective February 24, 2026. The administration has indicated that it will continue seeking to implement tariffs through other statutory authorities as well. The scope of the Supreme Court’s decision may create market uncertainty as it relates to the availability of refunds for prior tariffs and the imposition of new tariffs to replace those imposed under IEEPA.
These factors are outside of our control and may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as the ongoing wars and conflicts between Russia and Ukraine, as well as continued political and social unrest in Venezuela, the Middle East and regions of North Africa. Concerns over economic recession, future increases in inflation, interest rate volatility, fluctuations in oil and gas prices resulting from global production and demand levels and geopolitical tension, have exacerbated market volatility. Market volatility has been further exacerbated by social unrest, changes regarding immigration and work permit policies and other political and security concerns both in the United States and across various international regions. Due to interrelationships within the global financial markets, our business may be adversely affected by such issues both within and outside of the directly affected regions.
During periods of difficult market conditions or slowdowns, which may be across one or more industries, sectors or geographies, the companies in which we invest may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. During such periods, those companies may also have difficulty in pursuing growth strategies, expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including obligations and expenses payable us. Negative financial results in our portfolio companies could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
In recent years, the U.S. corporate debt markets have been impacted by inflation. Uncertain market conditions caused by increased inflation or other conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being in an elevated interest rate environment. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.
Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations and cause our net asset value to decline. In addition, adverse or volatile market conditions may make equity capital difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our shareholders and independent directors. In addition, unfavorable economic conditions may require us to modify the payment terms of our investments, including changes in “payment in kind” or “PIK” interest provisions and/or cash interest rates, and also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable.
Future increases in inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies operate in industries that have been, or may be, impacted by inflation. Ongoing inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in the costs of their operations along to their customers, it could adversely affect their operating results. Such conditions would increase the risk of default on their obligations as a borrower. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. Any decreases in the fair value of our investments could result in future realized or unrealized losses.
Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.
Fluctuations in interest rates could have a dampening effect on overall economic activity, the financial condition of our portfolio companies and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect our business, financial condition or results of operations. In addition, lower interest rates may increase prepayment risk for our portfolio company investments with higher interest rates. The Federal Reserve decreased the federal funds rate three times in 2025. Although the Federal Reserve has signaled the potential for additional federal funds rate cuts, there remains uncertainty around the rate and timing of decreases. Uncertainty surrounding future Federal Reserve actions may have a material effect on our business making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions.
Risks Related to Our Business
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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-23.5%	-14.5%	-5.4%	3.7%	12.8%
_______________
(1)Assumes, as of December 31, 2025: (i) $6.5 billion of total assets, (ii) $2.8 billion in outstanding indebtedness (iii) $3.6 billion in net assets and (iv) weighted average interest rate, excluding amortization of financing costs of 6.8%.

See “ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION and RESULTS OF OPERATIONS - Financial Condition, Liquidity, and Capital Resources” for more information regarding our borrowings.

Defaults and provisions under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.
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
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. Our credit facilities, notes and CLOs currently expire between July 2026 and April 2036. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition. See “Capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.”
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
Our ability to achieve our investment objective also depends on the ability of our Adviser to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. Our Adviser’s capabilities in structuring the investment process, and providing competent, attentive and efficient services to us depend on the involvement of investment professionals of adequate number and sophistication to match the corresponding flow of transactions. Any failure to find, hire, train, supervise and manage new investment professionals could have a material adverse effect on our business, financial condition and results of operations.
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
Our ability to achieve our investment objective also depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
Blue Owl depends on its relationships with corporations, financial institutions and investment firms, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to clients, fund investor liquidity, fund terms (including fees and economic sharing arrangements), brand recognition and business reputation. If Blue Owl fails to maintain its reputation it may not be able to maintain its existing relationships or develop new relationships or sources of investment opportunities, and we may not be able to grow our investment portfolio. In addition, there is no assurance that such relationships will generate investment opportunities for us.
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
We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the other Blue Owl Clients or other funds managed by our Adviser or its affiliates comprising Blue Owl’s Credit platform (including Blue Owl's alternative credit products), the private funds managed by Blue Owl’s GP Strategic Capital platform, the funds and accounts managed by Blue Owl’s Real Assets platform, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle-market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.
Numerous factors increase our competitive risks, including, but not limited to:
•Some of our competitors may have or are perceived to have more expertise or financial, technical, marketing and other resources and more personnel than we do;
•We may not perform as well as competitors’ funds or other available investment products;
•Some of our competitors have raised significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities;
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
Cybersecurity risks and cyber data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships.
There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an alternative asset management firm, we hold confidential and other price sensitive information about existing and potential investments. Malicious cyber activity involving ransomware, extortion, business email compromise, social engineering and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Additionally, cyber-attacks and other security threats have become increasingly complex as a result of the emergence of new AI technologies, which are able to identify and target new vulnerabilities in information technology systems. As a result, we may face a heightened risk of a security breach or disruption with respect to confidential information resulting from an attack by computer hackers, foreign governments or cyber terrorists.
The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, which, despite implementation of a variety of security measures, are vulnerable to security breaches and cyber-attacks. A cyber-attack is considered to be an intentional attack or an unintentional event or series of events and involves gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption or otherwise compromising the confidentiality, integrity or availability of our systems or infrastructure. Some factors that could create a heightened risk of a cyber incident include the use of remote work tools and/or third-party service providers, including cloud-based service providers. In addition, we may be the target of social engineering, fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information. In addition to cyber-related threats, our and our affiliates’ information systems and those of our third-party service providers may be subject to failures or interruptions arising from other causes beyond our control, including sudden electrical or telecommunications outages, natural disasters such as earthquakes, tornadoes or hurricanes, disease pandemics, social unrest and geopolitical events including wars and acts of terrorism. Any such events could materially disrupt our operations and adversely affect our business and financial results. The result of any cyber-attack may include disrupted operations, including in our, our affiliates’, our investors’, our counterparties’, or third parties’ operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen or improperly accessed assets or information (including personal information), increased cybersecurity protection and insurance costs, litigation or damage to our business relationships and reputation, in each case causing our business and results of operations to suffer.
The rapid evolution and increased availability of artificial intelligence and machine learning technologies (collectively, “AI technologies”) may also intensify cybersecurity risks by making such attacks and other cybersecurity incidents more difficult to detect, contain, and mitigate. For example, threat actors could impersonate Blue Owl or its employees, including through the use of AI technologies. Such technologies make such impersonation more likely to occur or appear more credible.
As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, including increased risks resulting from remote work. We cannot guarantee that third parties and infrastructure in our networks or our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support our services. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. Outages of and interruptions to third-party software vendors’ services, including as a result of the termination of an agreement with a third-party service provider, have previously resulted in and could in the future result in temporary disruptions to our and our affiliates’ normal operations. We have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber intrusions and rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-attack, do not guarantee that a cyber-attack will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident, especially because the cyber-attack techniques change frequently or are not recognized until launched and because cyber-attacks can originate from a wide variety of sources.
Cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personally identifiable information of our clients and others and other sensitive information that we collect and store in our data centers, on our cloud environments and on our networks. Our products may also invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of personally identifiable, proprietary business data or other sensitive information, by third parties, as a result of the negligence or malfeasance of third party service providers that have access to such confidential information or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations.
Use of AI technologies by us could lead to the exposure of our data or other adverse effects and increase competitive, operational, legal, and regulatory risks in ways that we cannot predict.
Recent technological advances in AI technologies, as well as the rapid growth and widespread use thereof, present risks to our business, products, portfolio companies and investments. AI technologies may result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and any such changes could render our Adviser’s underwriting models obsolete or create new and unpredictable operational, legal and/or regulatory risks. To the extent our competitors make more efficient or extensive use of AI technologies, there is a possibility that such competitors will gain a competitive advantage. Many jurisdictions have passed or are considering laws and regulations concerning AI technologies, which could adversely affect our business, products, portfolio companies and investments. Additionally, we and the companies in which we invest could be further exposed to the risks of AI technologies if third-party service providers or any counterparties, whether or not known to us, use AI technologies in their business activities. We will not be able to control the use of AI technologies in third-party products or services, including those provided by our and our affiliates’ service providers. Additionally, the Adviser expects to use AI technologies in connection with its business activities, including to support our due diligence and investment activities. AI technologies are generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to review all data upon which AI technologies are trained or which are otherwise utilized. AI technologies are also highly reliant on the accuracy, adequacy, completeness and objectivity of their underlying data, and any inaccuracies, deficiencies, errors or biases in this data could lead to errors affecting our decision-making and investment processes, which could have adverse impacts on us and our portfolio companies.

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
Our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. The SEC has also particularly focused on cybersecurity, and we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures as a result. In May 2024, the SEC adopted amendments to Regulation S-P that require covered institutions, such as investment companies, to develop, implement, and maintain written policies and procedures for an incident response program that is reasonably designed to detect, respond to, and recover from unauthorized access to or use of customer information. The amendments also require that the response program include procedures for, with certain limited exceptions, covered institutions to provide notice to individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization. The amendments took effect on August 2, 2024, and had a compliance deadline of December 3, 2025 for large entities. We also face and expect to continue to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management.
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
There may be substantial financial penalties or fines for a failure to comply with applicable Privacy Laws (which may include insufficient security for our personal or other sensitive information). For example, failure to comply with Regulation (EU) 2016/679 (the “GDPR”).
Our operations will be impacted by a growing movement to adopt comprehensive privacy and data protection laws where such laws focus on privacy as an individual right in general. Further, the Company’s portfolio companies and/or each of their affiliates are subject to regulations related to privacy, data protection and information security in the jurisdictions in which they do business. Such laws and regulations vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens and the potential for significant liability on regulated entities.
Non-compliance with any applicable Privacy Laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. For example, the SEC’s most recent amendments to Regulation S-P require notification of affected customers no later than 30 days after becoming aware of a security incident that compromises their sensitive customer information. Breaches in security could potentially jeopardize our, our employees’ or our product investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our computer systems and networks (or those of our third party vendors), or otherwise cause interruptions or malfunctions in our, our employees’, our product investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our product investors and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of product investors or clients.

We and our portfolio companies are subject to increasing scrutiny from certain investors, third party assessors, regulators and our shareholders with respect to ESG-related topics.
We and our portfolio companies face increasing scrutiny from certain investors, third party assessors that measure companies’ ESG performance, regulators and our shareholders related to ESG-related topics, including in relation to diversity and inclusion, human rights, environmental stewardship, support for local communities, corporate governance and transparency. For example, we and the companies in which we invest risk damage to our brands and reputations if we or they do not act (or are perceived to not act) responsibly either with respect to responsible investing processes or ESG-related practices. Adverse incidents related to ESG practices could impact the value of our brand or the companies in which we invest, or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations. Further, there can be no assurance that any of our Adviser’s ESG initiatives or commitments will meet the standards or expectations of our shareholders or other stakeholders. There can be no assurance that our Adviser will be able to accomplish any goals related to responsible investing or ESG practices, as statements regarding its ESG and responsible investing commitments and priorities reflect its current estimates, plans and/or aspirations and are not guarantees that it will be able to achieve them within the timelines announced or at all. Additionally, the Adviser may determine in its discretion that it is not feasible or practical to implement or complete certain aspects of its responsible investing program or ESG initiatives based on cost, timing or other considerations.
In recent years, certain investors have placed increasing importance on policies and practices related to responsible investing and ESG for the products to which they commit capital, and investors may decide not to commit capital to future fundraises based on their assessment of the Adviser’s approach to and consideration of ESG-related issues or risks. Similarly, a variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If the Adviser’s responsible investing or ESG-related practices or ratings do not meet the standards set by such investors or organizations, or if the Adviser receives a negative rating or assessment from any such organization, or if the Adviser fails, or is perceived to fail, to demonstrate progress toward its ESG priorities and initiatives, they may choose not to invest in us, and we may face reputational damage. Similarly, it is expected that investor and/or shareholder demands will require the Adviser to spend additional resources on and place continued importance on business relevant ESG factors in its review of prospective investments and management of existing ones. Devoting additional resources to our responsible investing or ESG-related practices could increase the amount of expenses we or our investments are required to bear. For example, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. To the extent our access to capital from investors focused on ESG ratings or ESG-related matters is impaired, we may not be able to maintain or increase the size of our existing products or raise sufficient capital for new products, which may adversely affect our revenues. Further, interest on the part of investors and regulators in ESG-related topics and themes and increased demand for, and scrutiny of, ESG-related disclosure by asset managers, has also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the ESG-related investment strategies of their and their funds’ responsible investing or ESG-related efforts or initiatives, or “greenwashing.” This risk may also materialize where ESG-related statements and/or disclosures made by our portfolio companies are materially inconsistent with our ESG-related statements or disclosures, including those made on a voluntary basis or pursuant to any applicable regulation, such as Regulation EU 2019/2088 on sustainability-related disclosures in the financial services sector (the “SFDR”). Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.
At the same time, various stakeholders may have differing approaches to responsible investing activities or divergent views on the consideration of ESG topics, including in the countries in which our Adviser operates and invests, as well as in the states and localities where our Adviser serves public sector clients. These differing views increase the risk that any action or lack thereof with respect to our Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. Several states, the executive branch, federal agencies and Congress have enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation or initiatives, issued related legal opinions and engaged in related investigations and litigation. For example: (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively affect the results of operations or cash flows. Further, asset managers have been subject to scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. In addition, state attorneys general, among others, have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate DEI practices increasing throughout 2025. Additionally, in January 2025, the current U.S. Presidential administration signed a number of executive orders focused on DEI (the “Executive Orders”), which include a broad mandate to eliminate federal DEI programs and a caution to the private sector to end what may be viewed as illegal DEI discrimination and preferences. The Executive Orders have resulted in compliance investigations of private entities, including publicly traded companies, and changes to federal contracting regulations. If the Adviser does not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation and/or constrain our investment and fundraising opportunities. Such scrutiny of both ESG and DEI related practices could expose the Adviser to additional compliance obligations, the risk of litigation, investigations or challenges by federal or state authorities, result in reputational harm and/or discourage certain investors from investing in us.
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
For example, the SEC sometimes reviews compliance with ESG commitments in examinations, and it has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors.
In addition, in October 2023, California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third party assurance of such data, (Climate Corporate Data Accountability Act, or “SB 253”), and issue public reports on their climate-related financial risk and related mitigation measures (Climate-Related Financial Risk Act, or “SB 261”) and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of climate-related claims, including the use of voluntary carbon credits to achieve such claims. Pending litigation against SB 253 and SB 261 creates ongoing uncertainty around the enforceability of related disclosure obligations and may result in additional compliance burdens, increased legal and compliance costs, and enhanced disclosure obligations. From a European perspective, the European Union has in place regulation aimed at increasing transparency for investors of sustainability-related policies, processes, performance and commitments which apply to certain of our products, including, without limitation: (a) the SFDR, for which most rules took effect beginning on March 10, 2021 and (b) Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment and amending the SFDR. In November 2025, the European Commission published a draft legislative proposal to revise SFDR to introduce, among others, new categories for sustainability-related financial products with related criteria that are required to be met for each category. Relatedly, the European Securities and Markets Authority (“ESMA”) has identified promoting transparency through effective sustainability disclosures and addressing greenwashing as one of its key priorities per ESMA’s sustainable finance roadmap and strategy. ESMA has also introduced guidelines on funds with ESG, impact, transition or sustainability-related terms in their names.
There are still some uncertainties regarding the operation of some of these requirements and how they might evolve, and an established market practice is still being developed in certain cases, which can lead to diverging implementation and/or operationalization, data gaps or methodological challenges which may affect our ability to collect relevant data. These regimes continue to evolve and there is still a lack of clarity and established practice around the approach to their supervision and enforcement, which may vary across national competent authorities. There is a risk that a development or reorientation in the regulatory requirements or market practice in this respect could be adverse to our investments if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or perceived “greenwashing.” Compliance with requirements of this nature may also increase risks relating to financial supervision and enforcement action. There is also a risk that market expectations in relation to the SFDR categorization of financial products, could adversely affect our ability to raise capital, especially from EEA investors.
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
In Asia, examples of ESG-related regulations including those by regulators in Singapore and Hong Kong, have released guidelines for asset managers to integrate climate risk considerations in investment and risk management processes, together with enhanced disclosure and reporting and have also issued enhanced rules for certain ESG funds on general ESG risk management and disclosure.
As a result of these and other legislative and regulatory initiatives, we or the Adviser may be required to provide additional disclosure to our investors with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs to funds and/or fund managers because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, funds and/or fund managers may be required to engage third party advisers and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that we may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect us.
We may be the target of litigation or similar proceedings in the future and we are subject to public perception risks.
We could generally be subject to litigation or similar proceedings in the future, including securities litigation and derivative actions by our stockholders. Any litigation or similar proceedings could result in substantial costs, divert management’s attention and resources from our business or otherwise have a material adverse effect on our business, financial condition and results of operations. In addition, in recent periods, there has been increased negative publicity with respect to the private credit industry, which could in the future harm our reputation.
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
Our Adviser and its affiliates may face conflicts of interest with respect to services performed for their respective other accounts and clients or issuers in which we may invest.
Our Adviser and its affiliates may provide a broad range of financial services to companies in which we may invest, including providing arrangement, syndication, origination structuring and other services to portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. In addition, we may invest in companies managed by entities in which funds managed by GP Strategic Capital have acquired a minority interest. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand and could, in certain instances, have an incentive not to pursue actions against a portfolio company that would be in our best interest

Additionally, because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, insurance companies, co-invest vehicles and certain high net worth individuals), including the Blue Owl Clients, and we may compete for capital and investment opportunities with these entities, certain of which may have investment objectives that overlap with ours. As a result, conflicts may arise with respect to the allocation of investment opportunities among those products. For example, the Adviser is permitted to allocate an investment to a number of products across its platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products. These conflicts include conflicts of interest relating to the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; restrictions on our Adviser’s use of “inside information” with respect to potential investments by us; the allocation of certain expenses; and cross transactions.
For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of Blue Owl’s Credit platform’s investment committees and other executives and employees of our Adviser or its affiliates will hold and receive interest in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans or employee offerings. In these circumstances, personnel of our Adviser may have incentive to favor these other investment companies or accounts over us. In addition, investments by more than one Blue Owl product in a portfolio company also have the potential to raise the risk of using assets of one Blue Owl product to support positions taken by another.
To mitigate these conflicts, the Blue Owl Credit Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Blue Owl Credit Advisers’ investment allocation policies, taking into account such factors as differences with respect to available capital; the current or anticipated size of a product; minimum investment amounts; the remaining life of a product; differences in investment objectives, guidelines or strategies; diversification; portfolio construction considerations; liquidity needs; legal, tax and regulatory requirements and other considerations deemed relevant to the Adviser and in accordance with its policies and procedures. We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates in a manner consistent with our positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “—Our ability to enter into transactions with our affiliates is restricted.”
Actions taken by our Adviser and its affiliates on behalf of the Blue Owl Clients as a result of any conflict of interest may be adverse to us, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. The interests of Blue Owl Clients invested in different levels of the capital structure of a portfolio company may not always be aligned and actions taken for one Blue Owl Client may be adverse to one or more other products, which may give rise to conflicts of interest. The interests of these different Blue Owl Clients may diverge significantly particularly in the case of financial distress of the portfolio company. For example, in a bankruptcy proceeding or out-of-court restructuring, the interests of a Blue Owl Client owning equity or subordinated debt securities may be subordinated or otherwise adversely affected by virtue of a different Blue Owl Client's actions in respect of its own interests as a senior debt holder. While the Blue Owl Credit Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to mitigate the conflict could be challenged or deemed insufficient. If the Blue Owl Credit Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.
From time to time, fees and expenses generated in connection with potential portfolio investments that are not consummated and other investment related expenses may be allocable to us and one or more Blue Owl Clients. These expenses will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Blue Owl Credit Advisers and the Investment Advisory Agreement; however, the method for allocation expenses may vary depending on the nature of the expense and such determinations involve inherent discretion.

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
The ongoing servicing fee is payable by us to compensate our affiliated Dealer Manager and its affiliates for services rendered to shareholders, including, among other things, responding to customer inquiries of a general nature regarding the Company; crediting distributions from us to customer accounts; arranging for bank wire transfer of funds to or from a customer’s account; responding to customer inquiries and requests regarding shareholder reports, notices, proxies and proxy statements, and other Company documents; forwarding prospectuses, tax notices and annual and quarterly reports to beneficial owners of our shares; assisting us in establishing and maintaining shareholder accounts and records; assisting customers in changing account options, account designations and account addresses, and providing such other similar services as we may reasonably request to the extent the an authorized service provider is permitted to do so under applicable statutes, rules, or regulations. The ongoing servicing fee will terminate for all Class S and Class D shareholders upon a liquidity event. Although we do not intend to complete a liquidity event within any specific time period, if at all, our Adviser, an affiliate of our Dealer Manager, may have an incentive to delay a liquidity event if such amounts receivable by our Dealer Manager have not been fully paid. A delay in a liquidity event may not be in the best interests of our shareholders.
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
For U.S. federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax imposed at corporate rates.
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
We rely on an order for exemptive relief (as amended, the “Order”) from the SEC, to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
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
If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying for tax treatment as a RIC, which would generally result in U.S. federal income tax imposed at corporate rates on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distribution to our shareholders.
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
For any such investments, the optimization of the joint venture may be a complex, costly and time-consuming process and if we experience difficulties in this process, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on us for an undetermined period after any such acquisition. There can be no assurances that we will realize any potential operating efficiencies, synergies and other benefits anticipated in connection with such joint ventures.
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
As of December 31, 2025, our investments in systems software and application software represented 12.6% and 15.6% of our portfolio at fair value, respectively. Our investments in these industries are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing these industries and, and interpretations thereof, may change frequently, the risk of defending against litigation claims based on allegations of infringement or other violations of intellectual property, the risk that portfolio companies may be unable to attract and retain qualified skilled IT personnel and software developers, the risk that rapid technological change, evolving industry standards and practices, and changing customer needs may negatively affect our portfolio companies and sensitivity to general economic conditions and cyclical demand.
As of December 31, 2025, our investments in health care technology represented 12.4% of our portfolio at fair value. Our investments in health care technology are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices.
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
We invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they generally:
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
•are more likely to depend on the management talents and efforts of a small group of persons and, therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on us; and
•have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.
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
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our portfolio company investments and our investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our net asset value. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as the SOFR, the SONIA, the Euro Interbank Offered Rate, the Federal Funds rate or Prime rate. The Federal Reserve decreased the federal funds rate three times in 2025. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income. On the other hand, increases in interest rates have made and may continue to make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and may increase defaults even where our investment income increases. Elevated interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, higher interest rate loans may be less liquid as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. All of these risks may be exacerbated when interest rates rise rapidly and/or significantly. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.
Conversely, when interest rates decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Adviser and the Adviser’s personnel to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.
In addition, because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. In periods of declining interest rates, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, given certain of our currently outstanding indebtedness bears interest at fixed rates, resulting in lower net investment income. Conversely, in periods of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, resulting in an increase to our net investment income. In addition, in periods of elevated interest rates, our cost of funds increases, which tends to reduce our net investment income. We can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
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
We have entered, and may in the future enter, into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counter-party credit risk. The scope of risk management activities we undertake varies based on the level of interest rates, prevailing foreign currency exchange rates, the types of investments that are made and other changing market conditions. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.
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
The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. Unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.
For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy. See “—The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes” and “We and our portfolio companies are, and will continue to be, exposed to risks associated with changes in interest rates.”
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
In addition, as a result of rules adopted by U.S. and foreign regulators concerning certain financial contracts, including OTC derivatives, entered into with counterparties that have been designated as global systemically important banking organizations, we may be restricted in our ability to terminate such contracts following the occurrence of certain insolvency-related default events. Transactions with these counterparties, therefore, carry heightened risk in the event that the counterparty defaults on its obligations to us.
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
We may invest in technology -related companies that are reliant on U.S. and foreign regulatory and governmental program. Any material changes or discontinuation, due to change in administration or U.S. Congress or otherwise could have a material adverse effect on the operations of a portfolio company in these industries and, in turn, impair our ability to timely collect principal and interest payments owed to us to the extent applicable.
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
Under the terms of the loan sale agreements entered into in connection with our debt securitization transactions with respect to the CLO (the “CLO Transaction”), we and certain financing subsidiaries sold and/or contributed to the issuer in connection with the CLO Transaction (the “CLO Issuer”), all of the ownership interest in the portfolio loans and participations held by the CLO Issuer on the closing date for the CLO Transaction for the purchase price and other consideration set forth in such loan sale agreements. As a result of the CLO Transaction, we hold all of the preferred shares issued by the CLO Issuer (the “CLO Preferred Shares”), which comprise 100% of the equity interests. As a result, we expect to consolidate the financial statements of the CLO Issuer in our consolidated financial statements. However, once sold or contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transaction resulted in us holding equity interests in the CLO Issuer, with the CLO Issuer holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the Preferred Shares and, indirectly, the risks and benefits associated with the underlying loans and participation interests held by the CLO Issuer. In addition, our ability to sell, amend or otherwise modify an underlying loan held by a CLO Issuer is subject to certain conditions and restrictions under the applicable CLO Transaction, which may prevent us from taking actions that we would take if we held such underlying loan directly.

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
In addition, if an event of default occurs and is continuing with respect to the CLO Debt of a CLO Issuer, the holders of such CLO Debt will be entitled to determine the remedies to be exercised under the indenture pursuant to which such CLO Debt was issued (the “CLO Indenture”). Remedies pursued by the holders of CLO Debt could be adverse to our interests as the holder of CLO Preferred Shares, and the holders of CLO Debt will have no obligation to consider any possible adverse effect on such our interest or the interest of any other person. See “ —The holders of certain CLO Debt will control many rights under the CLO Indenture and therefore, we will have limited rights in connection with an event of default or distributions thereunder.”
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

These tests apply to each CLO Transaction separately. If either coverage test with respect to a CLO Transaction is not satisfied on any determination date on which such test is applicable, the CLO Issuer must apply available amounts to redeem its CLO Debt in an amount necessary to cause such test to be satisfied. This would reduce or eliminate the amounts otherwise available to make distributions to us as the holder of the CLO Preferred Shares of the CLO Issuer.
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
While the United States has withdrawn from the Paris Agreement, various other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our business operations, products and products’ portfolio companies to other types of transition risks, such as: (i) political and policy risks, (including changing regulatory incentives, and legal requirements including with respect to greenhouse gas emissions that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks (including changing legal requirements that could result in increased permitting, tax and compliance costs, enhanced disclosure obligations, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks (including declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions), (iv) business trend risks (including requirements for certain portfolio companies related to capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations, and the increased attention to ESG considerations by our investors including in connection with their determination of whether to invest), and (v) potential harm to our reputation if our shareholders believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of portfolio, our new investments or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
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
The Class S, Class D and Class I shares may, to the extent permitted or required under the rules and regulations of the SEC, be sold at prices necessary to ensure that shares are not sold at prices per share, after deducting the applicable Upfront Sales Load, that are below our net asset value per share for such class, if our net asset value per share: (i) declines more than 10% from the net asset value per share as of the effective date of the applicable registration statement or (ii) increases to an amount that is greater than the net proceeds per share as stated herein.
In accordance with the Company’s share pricing policy, we will modify our public offering price to the extent necessary to comply with the requirements of the 1940 Act, including the requirement that we not sell our shares at a net offering price below our net asset value per share unless we obtain the requisite approval from our shareholders.
As a result, your purchase price may be higher than the prior subscription closing price per share, and therefore you may receive a smaller number of shares than if you had subscribed at the prior subscription closing price.
If we are unable to raise substantial funds in our ongoing, continuous “best efforts” offering, we may be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under- perform.
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
Our shares are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. We do not intend to complete a liquidity event within any specific time period, if at all. A liquidity event could include a merger or another transaction approved by our Board in which our shareholders will receive cash or shares of a listed company, or a sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation. We do not intend to list our shares on a national securities exchange. Upon the occurrence of a liquidity event, if any, all Class S and Class D shares will automatically convert into Class I shares and the ongoing servicing fee will terminate.
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
•adverse publicity about the investment management industry generally or individual scandals specifically;
•a breach of our computer systems, software or networks, or misappropriation of our proprietary information;
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
Subject to our Board’s discretion and applicable legal restrictions, we intend to authorize and declare cash distributions on a monthly or quarterly basis and pay such distributions on a monthly or quarterly basis. We expect to pay distributions out of assets legally available for distribution. However, we cannot assure you that we will achieve investment results that will allow us to make a consistent targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of the risks described herein. Further, the per share amount of distributions on Class S, Class D and Class I shares may differ because of different allocations of class-specific expenses. For example, distributions on Class S and Class D shares will be lower than on Class I shares because Class S and Class D shares are subject to different ongoing servicing fees. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC under the 1940 Act can limit our ability to pay distributions. Distributions from sources other than cash flows from operations also could reduce the amount of capital we ultimately invest in debt or equity securities of portfolio companies. We cannot assure you that we will pay distributions to our shareholders in the future.

Distributions on our common stock may exceed our taxable earnings and profits. Therefore, portions of the distributions that we pay may represent a return of capital to you. A return of capital is a return of a portion of your original investment in shares of our common stock. As a result, a return of capital will (i) lower your adjusted tax basis in your shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares, and (ii) reduce the amount of funds we have for investment in portfolio companies. We have not established any limit on the extent to which we may use offering proceeds to fund distributions.
We may pay our distributions from offering proceeds in anticipation of future cash flow, which may constitute a return of your capital and will lower your adjusted tax basis in your shares, thereby increasing the amount of capital gain (or decreasing the amount of capital loss) realized upon a subsequent sale or redemption of such shares, even if such shares have not increased in value or have, in fact, lost value. Distributions from offering proceeds also could reduce the amount of capital we ultimately have available to invest in portfolio companies.
Our stockholders could receive shares of our common stock as dividends, which could result in adverse tax consequences to them.
Although we currently do not intend to do so, we are permitted to declare a large portion of a dividend in shares of common stock instead of cash at the election of each stockholder. Revenue procedures issued by the IRS allow a publicly offered RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 20% of the aggregate declared distribution. The Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders could be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear to what extent we will be able to pay taxable dividends in cash and common stock (whether pursuant to IRS Revenue Procedures, a private letter ruling or otherwise).
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
We intend, but are not required, to offer to repurchase your shares on a quarterly basis. As a result you will have limited opportunities to sell your shares.
We intend to repurchase a portion of the shares of our common stock, and if we do, we expect that only a limited number of shares will be eligible for repurchase. In addition, any such repurchases will be at a price equal to the net offering price per share on each Repurchase Date. As a result, the price at which we repurchase shares may be at a discount to the price at which you purchased shares of common stock in our offering. The share repurchase program, will include numerous restrictions that limit your ability to sell your shares, and share repurchases may not be available each month. For example, to the extent we choose to repurchase shares in any particular period, we intend to limit the number of shares to be repurchased in each period to no more than 5.00% of our outstanding shares of common stock. Our board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying the limitations on the number of shares to be repurchased on a per class basis. Economic events affecting the U.S. economy, such as volatility in the financial markets, inflation, higher interest rates or global or national events that are beyond our control, could cause an increased number of shares to be put to us for repurchase. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-serve basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law. These limits may prevent us from accommodating all repurchase requests made in any period.
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

Risks Related to an Investment in our Unsecured Notes
Our unsecured notes are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.
We have issued notes that are unsecured by any of our assets or any of the assets of our subsidiaries. As a result, these notes are effectively subordinated, or junior, to any secured indebtedness or other obligations we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured that we later secure) to the extent of the value of the assets securing such indebtedness. Substantially all of our subsidiaries’ assets are currently pledged as collateral under our credit facilities or in connection with our CLO. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the unsecured notes. Secured indebtedness is effectively senior to the unsecured notes to the extent of the value of the assets securing such indebtedness.
Our unsecured notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The unsecured notes are exclusively our obligations and not of any of our subsidiaries. None of our subsidiaries are a guarantor of the unsecured notes and the unsecured notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the unsecured notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the unsecured notes will be structurally subordinated, or junior, to our SPV Asset Facilities and CLO and all existing and future indebtedness and other obligations (including trade payables) incurred by any of our subsidiaries, financing vehicles or similar facilities and any subsidiaries, financing vehicles or similar facilities that we may in the future acquire or establish. Our subsidiaries may incur indebtedness in the future, all of which would be structurally senior to the unsecured notes.
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
An increase in market interest rates could result in a decrease in the market value of our unsecured notes.
The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of our unsecured notes. In general, as market interest rates rise, debt securities bearing interest at fixed rates of interest decline in value. We cannot predict the future level of market interest rates.
The indenture under which the unsecured notes were issued contains limited protection for holders of our unsecured notes.
The indenture offers limited protection to holders of our unsecured notes. The terms of the indenture and the unsecured notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on an investment in the unsecured notes. In particular, the terms of the indenture and the unsecured notes will not place any restrictions on our or our subsidiaries’ ability to:
•issue securities or otherwise incur additional indebtedness or other obligations other than an incurrence of indebtedness or other obligations that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act or any successor provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings;
•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the unsecured notes;
•sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•enter into transactions with affiliates;
•make investments; or

•create restrictions on the payment of dividends or other amounts to us from our subsidiaries.
Furthermore, the terms of the indenture and the unsecured notes do not protect holders of the unsecured notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity.
Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the unsecured notes may have important consequences for you as a holder of the unsecured notes, including making it more difficult for us to satisfy our obligations with respect to the unsecured notes or negatively affecting the trading value of the unsecured notes.
Certain of our current debt instruments include more protections for their holders than the indenture and the unsecured notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and the unsecured notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the unsecured notes.
The optional redemption provision may materially adversely affect a noteholder’s return on the unsecured notes.
The unsecured notes are redeemable in whole or in part at any time or from time to time at our option. We may choose to redeem the unsecured notes at times when prevailing interest rates are lower than the interest rate paid on the unsecured notes. In this circumstance, a noteholder may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as that of the unsecured notes being redeemed.
Risks Related to U.S. Federal Income Tax
We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
Legislative or other actions relating to taxes could have a negative effect on us. The laws pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The likelihood of any such legislation being enacted is uncertain. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse tax consequences, such as significantly and negatively affecting our ability to qualify for tax treatment as a RIC or negatively affecting the U.S. federal income tax consequences applicable to us and our investors as a result of such qualification. For example, on July 4, 2025, the United States enacted “An Act to Provide for reconciliation Pursuant to Title II of H. Con. Res. 14” (the “Act”), also known as the “One Big Beautiful Bill,” which includes significant amendments to the Code. The Act did not have a material impact on our consolidated financial statements. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.
We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under subchapter M of the Code.
To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS — Certain U.S. Federal Income Tax Considerations.”
The Annual Distribution Requirement for a RIC generally will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short term capital gains over realized net long term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. We would be subject to U.S. federal income tax imposed at regular corporate rates, on retained income and/or gains, including any short term capital gains or long term capital gains. We also must make distributions to satisfy the Excise Tax Avoidance Requirement and avoid a 4% excise tax on certain undistributed income. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment.
The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” (as that term is defined in the Code) or other income derived from the business of investing in stock or securities.

In addition, we are required to satisfy certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, to satisfy these requirements (1) at least 50% of the value of our assets must consist of cash, cash items (including receivables), U.S. government securities, securities of other RICs, and other securities, if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and(2) no more than 25% of the value of our assets may be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs, of two or more issuers that are controlled by us and which are determined under applicable Treasury regulations, to be engaged in the same or similar or related trades or businesses, or (iii) the securities of certain “qualified publicly traded partnerships (as that term is defined in the Code).” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to qualify for or maintain RIC tax treatment for any reason, and certain cure provisions are not applicable, we would be subject to U.S. federal income tax imposed at corporate rates on all of our taxable income (including our net capital gains). We would not be able to deduct distributions to our shareholders, nor would they be required to be made. The resulting taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.
We may invest in certain debt and equity investments through subsidiaries that are classified as corporations for U.S. federal income tax purposes, and the net taxable income of these subsidiaries will be subject to U.S. federal income and state and local taxes imposed at corporate rates. We may invest in certain foreign debt and equity investments, which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).
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
Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay U.S. federal income or excise tax. In such cases we could still rely upon the “spillover provisions” to maintain RIC tax treatment.
We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax imposed at corporate rates.
General Risk Factors
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We and our portfolio companies are subject to regulation by laws at the local, state, and federal levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the current U.S. Presidential administration, and new laws, regulations and interpretations could also come into effect. Any new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
A single political party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. In addition, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, there may be increased challenges to existing agency regulations and it is unclear how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the decision could significantly impact consumer protection, advertising, privacy, AI technologies, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us and our portfolio companies, and may require additional resources to ensure our continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.
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
Economic sanction laws in the U.S. and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.
Economic sanction laws in the U.S. and other jurisdictions may restrict or prohibit us or our affiliates from transacting with certain countries, territories, individuals and entities. In the U.S., the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which restrict or prohibit, among other things, direct and indirect transactions with, and the provision of services to, certain countries, territories, industry sectors, individuals and entities. These types of sanctions may significantly restrict or completely prohibit lending activities in certain jurisdictions, and violation of any such laws or regulations, may result in significant legal and monetary penalties, as well as reputational damage. OFAC sanctions programs change frequently, which may make it more difficult for us or our affiliates to ensure compliance. Moreover, OFAC enforcement is increasing, which may increase the risk that we become the subject of such actual or threatened enforcement. Sanctions laws and regulations enforced by other countries may conflict with U.S. law such that compliance with both becomes difficult or even impossible.
Additionally, Section 2019 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRA”) amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by OFAC during the period covered by the relevant periodic report. In some cases, the ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law. Companies that currently may be or may have been at the time considered our affiliates, may have from time to time publicly filed and/or provided to us such disclosures. We do not independently verify or participate in the preparation of these disclosures. We are required, either periodically or annually to separately file with the SEC a notice when such activities have been disclosed, and the SEC is required to post such notice of disclosure on its website and send the report to the President and certain U.S. Congressional committees. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business, financial condition and results of operations, and any failure to disclose any such activities as required could additionally result in fines or penalties.
Failure to comply with anti-corruption laws or with regulations regarding the prevention of money laundering or terrorism or national security could adversely affect our business.
We and the Adviser are committed to complying with all applicable anti-corruption and anti-bribery laws. As a result, the Adviser may forgo investment opportunities because of our unwillingness to participate in transactions that may expose us to risks under applicable anti-corruption and anti-bribery laws. Law enforcement agencies in the European Union, the United Kingdom, the United States and elsewhere devote significant resources to enforcement of anti-corruption and anti-bribery laws and regulations. Any failure to comply with anti-corruption and anti-bribery laws and regulations could have serious legal, financial and reputational consequences, including operational disruptions and significant financial penalties.

As part of our responsibility for the prevention of money laundering under applicable laws, we may require detailed verification of a prospective investor’s identity and the source of such prospective investor’s funds. We may from time to time request additional information as may be required for us to satisfy our obligations under these and other laws that may be adopted in the future. Additionally, we may from time to time be obligated to file reports with regulatory authorities in various jurisdictions with regard to, among other things, the identity of our investors and suspicious activities involving investments in us. In the event it is determined that any investor, or any direct or indirect owner of any investor, is a person identified in any of these laws as a prohibited person, or is otherwise engaged in activities of the type prohibited under these laws, we may be obligated, among other actions to be taken, to withhold distributions of any funds otherwise owing to such investor or to cause such investor’s interests to be cancelled or otherwise redeemed (without the payment of any consideration in respect of those interests).
The Bank Secrecy Act of 1970 and the USA PATRIOT Act require that financial institutions (a term that includes banks, broker-dealers and investment companies) establish and maintain compliance programs to guard against money laundering activities. These implementing regulations were amended to include registered investment advisers within scope of financial institutions that will be obliged to adopt stand-alone anti-money laundering programs, though the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) has postponed the effective date of the amendment to January 1, 2028 and announced its intention to revisit the scope and applicability of the amendment to certain asset managers at a future date. Laws or regulations may presently or in the future require us, any of our affiliates or other service providers to establish additional anti-money laundering procedures, to collect information with respect to our products’ investors, to share information with governmental authorities with respect to our products’ investors or to implement additional restrictions on the transfer of the interests. These requirements can lead to increased expenses and exposure to enforcement actions.
Heightened scrutiny of the financial services industry by regulators may materially and adversely affect our business.
The financial services industry has been the subject of heightened scrutiny by regulators around the globe. In particular, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, including by forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and employees. In recent periods there have been a number of enforcement actions within the industry, and it is expected that the SEC will continue to pursue enforcement actions against asset managers. The current administration and the current leadership of the SEC have indicated that they intend to not adopt certain proposals or modify or repeal certain regulations perceived as burdensome to private fund advisers, particularly those related to sustainability investing and cybersecurity. This enforcement activity and the evolving regulatory landscape have caused, and could further cause us to reevaluate certain practices and adjust our compliance control function as necessary and appropriate.
The SEC’s recent lists of examination priorities include such items as assessments of investment advisers’ adherence to fiduciary standards of conduct and effectiveness of advisers’ compliance programs, as well as specific priority areas for advisers to private funds, including disclosure of conflicts of interests and risks, and adequacy of policies and procedures; and advisory of alternative investment strategies or complex investment products. The SEC also highlighted its focus on investment advisers that are dually registered as broker-dealers and compliance with newly adopted SEC rules, including Regulations S-ID and S-P. Many firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, outside business activities of firm principals and employees, group purchasing arrangements, and general conflicts of interest disclosures. While we believe we have made appropriate and timely disclosures regarding the foregoing, the SEC staff may disagree.
Further, the SEC has previously highlighted BDC board oversight and valuation practices as one of its areas of focus in investment adviser examinations and has instituted enforcement actions against advisers for misleading investors about valuation.
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
Credit funds have been the subject of increasing regulatory focus at international and regional levels. To the extent that we are engaged in lending activity, we may be subject to restrictions on our activities and be obliged to comply with regulatory reporting and disclosure requirements. The International Organization of Securities Commissions (“IOSCO”) and the Financial Stability Board (“FSB”) have called on regulators to consider issues arising from the rapid growth in private finance, including in relation to systemic risk, transparency, leverage, liquidity, and conflicts of interest. It is likely that regulators will continue to focus on the credit funds sector and may introduce further regulatory requirements in the future.
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

Blue Owl has implemented an information security governance policy (the “ISG Policy”) governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and any employee information that it stores or processes and the maintenance of critical services and systems. Blue Owl’s cybersecurity program is managed by Blue Owl’s Chief Technology Officer and Head of Technology Infrastructure (together, “Blue Owl IT Management”), who report to Blue Owl’s Chief Operating Officer. Blue Owl IT Management and its team are responsible for implementing proactive and reactive measures, including Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards. Blue Owl’s cybersecurity processes and systems are designed to protect against unauthorized access of information through its systems and infrastructure, including by cyber-attacks and Blue Owl’s policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Blue Owl’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with its physical and digital devices and infrastructure, and second, cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of Blue Owl’s cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework (“NIST”).
Blue Owl’s cybersecurity program is periodically reviewed by third parties, including benchmarking to best practices and industry frameworks to help Blue Owl identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third party consultants and vulnerabilities are reviewed and addressed by Blue Owl IT Management. When Blue Owl engages vendors and other third party partners who will have access to sensitive data or client systems and facilities, its infrastructure technology team assesses their cybersecurity programs and processes.
Blue Owl also provides its employees with cybersecurity awareness training at onboarding and annually. Blue Owl conducts regular phishing tests and provides additional training as appropriate. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of data accessed or processed by a third-party vendor.
Governance and Oversight of Cybersecurity Risks
Blue Owl has developed an incident response framework to identify, assess, manage and report cybersecurity events, which is managed and implemented by Blue Owl’s Cyber Risk Operating Committee (the “C-ROC”), a cross-functional management committee that includes its General Counsel, Chief Operating Officer, Global Chief Compliance Officer and Blue Owl IT Management. The incident response framework determines when the C-ROC should provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including senior members of Blue Owl’s management, Blue Owl’s Audit Committee or Blue Owl’s Board of Directors. The C-ROC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with business heads and senior management, as appropriate.
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
Blue Owl’s Global Chief Compliance Officer updates the Board quarterly on actions taken by the C-ROC and Blue Owl’s Chief Technology Officer periodically reports to the Audit Committee as well as the full Board, as appropriate, on cybersecurity matters. Such reporting includes updates on Blue Owl’s cybersecurity program, the external threat environment and Blue Owl’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include as appropriate updates on Blue Owl’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.
Impact of Cybersecurity Risks
In 2025, we did not experience a material cybersecurity incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, we describe whether and how future incidents could have a material impact on our business strategy, results of operations or financial condition in “ITEM 1A. Risk Factors - Cybersecurity risks and cyber data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships”

and “Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.”
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
We have the authority to issue 3,000,000,000 common shares, $0.01 per share par value, 1,000,000,000 of which are classified as Class S common shares, 1,000,000,000 of which are classified as Class D common shares, and 1,000,000,000 of which are classified as Class I common shares. We previously offered, on a continuous basis, up to $5,000,000,000 and are currently offering, on a continuous basis, up to $5,000,000,000 in any combination of amount of shares of Class S, Class D, and Class I common stock.
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
We also sell shares of our Class I common stock to feeder vehicles primarily created to hold our Class I shares. The offer and sale of these shares is exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(a)(2) and/or Regulation S.
Shares of our common stock are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common stock. Currently, the purchase price per share for each class of common stock varies, but will not be sold at a price below our net asset value per share of such class, as determined in accordance with our share pricing policy, plus applicable upfront selling commissions.
Refer to “Note 9 — Net Assets” to the Company’s consolidated financial statements included in this Annual Report for more information on the Company’s common stock activity.
The following table details the selling commissions, Dealer Manager fees, shareholder servicing fees, for each applicable share class as of December 31, 2025:

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

We have incurred, and can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “Item 1A. RISK FACTORS —Risks Related to U.S. Federal Income Tax —We will be subject to U.S. federal income tax at corporate rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code.”
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
Holders
As of February 24, 2026, there were 4,113, 109, and 1,329 holders of record of our Class S, Class D, and Class I common stock, respectively.
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
We made no repurchases of shares in the quarter ended December 31, 2025. Pursuant to an offer to purchase shares dated November 26, 2025, as amended on December 23, 2025, and which expired on January 8, 2026, we repurchased approximately 10,327,702 shares of Class S common stock, 988,298 shares of Class D common stock and 40,025,443 shares of Class I common stock. See “ — Recent Developments — Shares Repurchases” for additional information about our share repurchases.
Senior Securities
The table below presents information about our senior securities as of the end of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
December 31, 2025	$294.6	$2,234.4	—	N/A
December 31, 2024	500.0	2,277.1	—	N/A
December 31, 2023	541.4	2,353.7	—	N/A
December 31, 2022	415.2	1,958.8	—	N/A
December 31, 2021	—	—	—	N/A
SPV Asset Facility I

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2025	$497.0	$2,234.4	—	N/A
December 31, 2024	445.0	2,277.1	—	N/A
December 31, 2023	550.0	2,353.7	—	N/A
December 31, 2022	614.0	1,958.8	—	N/A
December 31, 2021	—	—	—	N/A
SPV Asset Facility II
December 31, 2025	$320.3	$2,234.4	—	N/A
December 31, 2024	475.0	2,277.1	—	N/A
December 31, 2023	—	2,353.7	—	N/A
SPV Asset Facility III
December 31, 2025	$550.0	$2,234.4	—	N/A
December 31, 2024	315.0	2,277.1	—	N/A
SPV Asset Facility IV
December 31, 2025	$629.5	$2,234.4	—	N/A
Athena CLO III
December 31, 2025	$270.0	$2,234.4	—	N/A
December 31, 2024	270.0	2,277.1	—	N/A
Series 2023A Notes
December 31, 2025	$100.0	$2,234.4	—	N/A
December 31, 2024	100.0	2,277.1	—	N/A
December 31, 2023	100.0	2,353.7	—	N/A
Series 2023B-A Notes
December 31, 2025	$100.0	$2,234.4	—	N/A
December 31, 2024	100.0	2,277.1	—	N/A
December 31, 2023	100.0	2,353.7	—	N/A
Series 2023B-B Notes
December 31, 2025	$75.0	$2,234.4	—	N/A
December 31, 2024	75.0	2,277.1	—	N/A
December 31, 2023	75.0	2,353.7	—	N/A
Promissory Note(5)
December 31, 2021	—	—	—	N/A
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
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Technology Income Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this Annual Report. Actual results could differ materially from those implied or expressed in any forward-looking statements.
Overview
Blue Owl Technology Income Corp. (the “Company”, “we”, “us”, or “our”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Formed as a Maryland corporation on June 22, 2021, we were advised by Blue Owl Technology Credit Advisors LLC (“OTCA”) from October 1, 2021 to November 30, 2021. As of November 30, 2021, we are advised by Blue Owl Technology Credit Advisors II LLC (our “Adviser” or “OTCA II”). The Adviser is registered as an investment adviser with the Securities and Exchange Commission (“SEC”). We have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. On December 9, 2021, we formed a wholly-owned subsidiary, OR Tech Lending IC LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Tech Lending IC LLC makes loans to borrowers headquartered in California. From time to time we may form wholly-owned subsidiaries to facilitate the normal course of business.
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
Since meeting the minimum offering requirement and commencing our continuous public offering through December 31, 2025, we have issued 93,062,111 shares of Class S common stock, 3,413,138 shares of Class D common stock, and 41,616,430 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $962.3 million,$34.9 million and $427.4 million, respectively, including $1,000 of seed capital contributed by the Initial Shareholder. We have issued 246,887,445 shares of our Class I common stock to feeder vehicles primarily created to hold our Class I shares in a Private Offering and raised gross proceeds of approximately $2.53 billion.
Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms, and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, OTCA, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”), and Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with the Adviser, OCA, ODCA and OTCA, the “Blue Owl Credit Advisers”), which are also investment advisers. As of December 31, 2025, the Adviser and its affiliates had $157.76 billion in assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Technology Lending Investment Committee. The Investment Team is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s investment committees. Blue Owl’s four direct lending investment committees each focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Technology Lending Investment Committee is comprised of Erik Bissonnette, Pravin Vazirani, Jon ten Oever and Arthur Martini. We consider the individuals on the Technology Lending Investment Committee to be our portfolio managers. The Investment Team, under the Technology Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
The Technology Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Technology Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which certain investments may be made or sold consistent with our investment objective), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Technology Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Technology Lending Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Technology Lending Investment Committee. The compensation packages of the Technology Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
In addition, we and the Adviser have entered into a dealer manager agreement with Blue Owl Securities and certain participating broker-dealers to solicit capital (the “Dealer Manager Agreement”).
We may be prohibited under the Investment Company Act of 1940, as amended (the “1940 Act”) from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the “Order”) to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the BDCs, interval fund, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.
We have elected to be regulated as a BDC under the 1940 Act and have elected to be treated as a RIC for U.S. federal income tax purposes. As a result, we are required to comply with various statutory and regulatory requirements, such as:
•the requirement to invest at least 70% of our assets in “qualifying assets”, as such term is defined in the 1940 Act;
•source of income limitations;
•asset diversification requirements; and

•the requirement to distribute (or be treated as distributing) in each taxable year at least the sum of (i) 90% of our investment company taxable income and (ii) 90% of our tax-exempt interest for that taxable year.
Our Investment Framework
We are a Maryland corporation formed primarily to originate and make loans to and make debt and equity investments in, technology-related companies based primarily in the United States, with an emphasis on enterprise software investments. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles. Since our Adviser’s affiliates began investment activities in April 2016 through December 31, 2025, the Blue Owl Credit Advisers have originated $187.04 billion aggregate principal amount of investments across multiple industries, of which $182.92 billion of aggregate principal amount of investments prior to any subsequent exits or repayments was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
We invest at least 80% of the value of our total assets in “technology-related” companies. We define technology-related companies as those that (i) operate directly in the technology industry, which includes, but is not limited to, application software, systems software, healthcare technology, information technology, technology services and infrastructure, financial technology and internet and digital media, (ii) operate indirectly through their reliance on technology (i.e., utilizing scientific knowledge or technology-enabled techniques, skills, methods, devices or processes to deliver goods and/or services) or (iii) seek to grow through technological advancements and innovations. We invest in a broad range of established and high growth technology-related companies with a focus on large, established enterprise software companies across a variety of end-markets that are capitalizing on the large and growing demand for software products and services. Within enterprise software we currently focus on investing in application software, which represents the operating layer for core business functions; systems and infrastructure software, which is the defense layer that protects enterprise data and networks and of which cybersecurity is a large component; and fintech and payments software, which provide critical means for the global movement of capital.
The companies in which we invest use our capital primarily to support their growth, acquisitions, market or product expansion, refinancings and/or recapitalizations. The debt in which we invest is generally not rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3), which is often referred to as “high yield” or “junk”.
We leverage Blue Owl’s relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $250 million and that are typically backed by institutional investors that are active investors in and have an expertise in technology companies and technology-related industries. We expect that our target investments will typically have maturities between three and ten years and generally range in size between $50 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, in particular directly originated debt investments, with a lesser allocation to equity related opportunities. On these investments, we typically invest at a low loan-to-value ratio, which we consider to be 50% or below. We anticipate that generally any equity related securities we hold will be minority positions. We expect that our investment size will vary with the size of our capital base and that our average investment size will be 0.5-1.5% of our entire portfolio with no investment size greater than 5%; however, from time to time, certain of our investments may comprise greater than 5%. As of December 31, 2025, our average investment size in each of our portfolio companies was approximately $32.7 million based on fair value.
We expect that our portfolio composition will be comprised predominantly of directly originated debt and income producing securities, with a lesser allocation to equity or equity-linked opportunities. Our debt investments may be structured as annualized recurring revenue (“ARR”) loans, which are loans made to a company that may not currently be EBITDA positive because they have strategically determined to postpone profitability in favor of acquiring customers that will generate a high lifetime value over time. Generally, our ARR loans are made to high growth technology companies with a stable base of existing customers, providing strong revenue visibility. We believe the recurring revenue market to be underserved and find that ARR loans often have attractive risk adjusted return profiles, in the form of pricing, credit documentation, and /or loan-to-values, relative to the broader market. Our ARR loans, as a percentage of our portfolio, have decreased from its peak, and as we seek to originate additional loans we expect to increase our exposure to ARR loans.
We may also invest a portion of our portfolio in opportunistic investments and publicly traded debt investments and we may evaluate and enter into strategic portfolio transactions that may result in additional portfolio companies that we are considered to control. These types of investments are intended to supplement our core strategy and further enhance returns to our shareholders. These investments may include high-yield bonds and broadly syndicated loans, including “covenant lite” loans (as defined below), and other publicly traded debt instruments, typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle-market companies, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans, structured products, asset-based solutions or other forms of specialty finance, which may include, but is not limited to, investments such as life settlements, royalty interests and equipment finance.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2025, 98.2% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
Our investment portfolio consists primarily of floating rate loans. Macro trends in base interest rates like SOFR, and any other alternative reference rates may affect our net investment income over the long term. However, because we generally intend to originate loans to a small number of portfolio companies each quarter, and those investments may vary in size, our results in any given period, including the interest rate on investments that may be sold or repaid in a period compared to the interest rate of new investments made during that period, may be idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends. Generally, because our portfolio consists primarily of floating rate loans, we expect our earnings to benefit from a prolonged higher rate environment.
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
•U.S. federal, state and local taxes;
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
Expense Deferral Agreement
On March 23, 2022, we entered into the expense deferral agreement (the “Expense Deferral Agreement”) with the Adviser, under which the Adviser has agreed to incur and pay all of our expenses, other than amounts used to pay interest expense and shareholder servicing and/or distribution fees, until we met certain conditions related to amount of subscriptions it received. The expenses subject to deferral did not include expenses that (1) were previously classified as Expense Payments or Reimbursement Payments under the Expense Support Agreement and Conditional Reimbursement Agreement between us and the Adviser, or (2) Organization and Offering Expenses in excess of 1.50% of the gross offering proceeds from the sale of our securities.

On May 9, 2023, the Company and the Adviser amended the Expense Deferral Agreement to provide that the Adviser's obligation to incur and pay the Company’s expenses would cease as of April 30, 2023, and that the Company would repay the expenses previously incurred by the Adviser on the Company’s behalf in eighteen equal installments, upon meeting specified conditions. The first installment became an obligation of the Company on December 1, 2023, when the Company reached $1.75 billion in Net Subscriptions received from the sale of the Company’s common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75.0 million in Net Subscriptions received from the sale of the Company’s common shares thereafter. The Company recorded $2.0 million of expenses, of which $0.6 million related to organization and offering costs, for the year ended December 31, 2025. The Company recorded $9.3 million of expenses, of which $2.7 million related to organization costs, for the year ended December 31, 2024.
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
Market Trends
We believe the technology investment lending environment provides opportunities for us to meet our goal of making investments that generate an attractive total return based on a combination of the following factors.
Limited Availability of Capital for Technology, Specifically Enterprise Software, Companies — We believe that technology companies have limited access to capital, driven by a lack of dedicated pools of capital focused on technology companies. Traditional lenders, such as commercial and investment banks, generally do not have flexible product offerings that meet the needs of technology-related companies and there has been a reduction in activity from commercial and investment banks as a result of regulatory and structural factors, industry consolidation and general risk aversion. In recent years, many commercial and investment banks have focused their efforts and resources on lending to large corporate clients and managing capital markets transactions rather than lending to technology-related companies. In addition, these lenders may be constrained in their ability to underwrite and hold loans and high yield securities, as well as their ability to provide equity financing, as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of scaled market participants that are willing to provide and hold meaningful amounts of a customized financing solution for technology companies. As a result, we believe our focus on technology-related companies and our ability to invest across the capital structure, coupled with a limited supply of capital providers, presents an attractive opportunity to invest in technology companies.

Capital Markets Have Been Unable to Fill the Void Left by Banks — Access to the underwritten bond and syndicated loan markets is challenging for many technology companies due to loan size and liquidity. For example, high yield bonds are generally purchased by institutional investors such as mutual funds and exchange traded funds (“ETFs”) who, among other things, are highly focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Loans provided by companies such as ours provide certainty to issuers in that we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.
Secular Trends Supporting Growth for Private Credit — According to Gartner, a research and advisory company, global technology spend was $5.6 trillion in 2025 and is expected to grow to more than $6.2 trillion in 2026. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, larger higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. This has driven substantial growth in direct lending portfolio companies over time. Given the dynamics mentioned above, we believe this trend is poised to continue and the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2025, will continue to serve as a tailwind to the space.
Attractive Investment Dynamics — With respect to the debt investments in technology companies, we believe the directly negotiated nature of such financings generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender protective change of control provisions. Further, we believe that historical default rates for technology and software companies have been lower, and recovery rates have been higher, as compared to the broader leveraged finance market, leading to lower cumulative losses. With respect to equity and equity-linked investments, we will seek to structure these investments with meaningful shareholder protections, including, but not limited to, anti-dilution, anti-layering, and liquidation preferences, which we believe will create the potential for meaningful risk-adjusted long-term capital gains in connection with the future liquidity events of these technology companies. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities.
Compelling Business Models — We believe that the products and services that technology companies, and more specifically enterprise software businesses, provide often have high switching costs and are fundamental to the operations and success of their customers across diverse industries. We generally invest in scaled or growing players in niche markets that are selling mission critical products to established customer bases. As a result, technology companies with a focus on enterprise software have attributes that make them compelling investments, including strong customer retention rates, high switching costs and highly contracted cash flows which leads to recurring and predictable revenue. Further, technology companies with a focus on enterprise software are typically highly capital efficient, with limited capital expenditures and high free cash flow conversion. In addition, the replicable nature of technology products, specifically enterprise software, creates substantial operating leverage which typically results in strong profitability, lower loan to value ratios, high revenue retention, high gross margins and stable sale efficiency.
We believe that enterprise software businesses make compelling investments because they are inherently diversified into a variety of sectors due to end market applications and have been one of the more defensive sectors throughout economic cycles. Within enterprise software we currently focus on investing in application software, which represents the operating layer for core business functions; systems and infrastructure software, which is the defense layer that protects enterprise data and networks and of which cybersecurity is a large component; and fintech and payments software, which provide critical means for the global movement of capital. We believe that these categories of enterprise software play specific, functional roles that will be difficult to bypass even as technology shifts because the need for auditability, control and data integrity will remain constant and these categories of software will provide a stable layer through which new technology is governed and executed.

Attractive Opportunities in Investments in Technology Companies — We invest in the debt and equity of technology companies. We believe that opportunities in the debt of technology companies are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issued with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment.
Senior secured debt provides strong defensive characteristics because it has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are generally secured by the issuer’s assets, which may provide protection in the event of a default. We also make recurring revenue loans to companies that have made a strategic decision to postpone profitability in favor of acquiring customers that will generate a high lifetime value over time. We believe that recurring revenue loans provide attractive credit characteristics including covenant protections, lower loan-to-values and/or premium pricing.
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
Portfolio and Investment Activity
Our business is impacted by conditions in the financial markets and economic conditions in the United States, and to a lesser extent, globally.
During the fourth quarter of 2025, global equity and debt markets saw appreciation despite some elevated volatility in the third quarter, with U.S. equity indices reaching new all-time high while credit spreads remained relatively tight. The 10-year Treasury yield ended the quarter approximately flat quarter over quarter and down approximately 40 basis points from the beginning of the year, and the Federal Reserve cut the federal funds rate by an additional 50 basis points during the fourth quarter following a 25 basis point cut in September 2025.
During the fourth quarter of 2025 we saw a meaningful increase in origination activity and deployed $1.2 billion in new investment commitments, including $1.0 billion of new investment fundings, while repayments remained steady at $1.0 billion. We continue to focus on investing in upper middle-market enterprise software businesses that we view to be recession resistant given their mission-critical nature and highly contracted cash flows.
Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. As of December 31, 2025, 92.2% of our portfolio at fair value is comprised of first or second lien loans. These positions have a weighted average annual revenue of $1.13 billion, weighted average annual EBITDA of $377.3 million, and a weighted average enterprise value of $6.97 billion. As of December 31, 2025, 5.5% of our portfolio at fair value is comprised of unsecured debt and equity investments. These positions have a weighted average annual revenue of $1.87 billion and enterprise value of $11.86 billion. These statistics exclude strategic portfolio transactions, which comprise 1.4% of the book at fair value. In addition, Blue Owl's direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection and provide customized flexible solutions. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350 million (up from approximately $200 million in 2021) and average total new deal size is approximately $1.5 billion (up from approximately $600 million in 2021).
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
We also believe that our portfolio companies are well positioned to evolve as a result of developments in artificial intelligence (“AI”). We remain focused on scaled companies that offer mission-critical solutions to established customer bases across diverse industries and sectors, with strong customer retention rates and high switching costs. We seek to invest in companies that offer a depth of broad, integrated solutions and product offerings across a geographic diversity and we emphasize agile, adaptable technology that enables fast integration of AI and other emerging technologies to maintain a competitive edge.

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
We intend to leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income. We also continue to invest in Credit SLF and specialty financing portfolio companies, including LSI Financing 1 DAC (“LSI Financing DAC”), LSI Financing LLC (“LSI Financing LLC”) and Blue Owl Cross-Strategy Opportunities LLC (“BOCSO”). We formed Blue Owl Leasing LLC (“Blue Owl Leasing”), a cross-platform joint venture that invests in equipment leases and loans and in the future we may invest through other cross-platform investment vehicles. These companies may use our capital to support acquisitions which could continue to lead to increased dividend income across well-diversified underlying portfolios. In the future we may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. We formed Blue Owl Leasing, a cross-platform joint venture that invests in equipment leases and in the future we may invest through other cross-platform investment vehicles. See “Specialty Financing Portfolio Companies” and “Joint Ventures.” We also intend to identify ways to participate in growth of various industries as a result of AI. In the future, we may evaluate cross-platform opportunities to invest in data center assets and AI related equipment such as graphic processing units.
Subsequent to year-end, we entered into six separate loan sale agreements to sell a portion of our portfolio company investments having an aggregate fair value of $400.0 million. See “Recent Developments – Asset Sale.”
As of December 31, 2025, based on fair value, our portfolio consisted of 88.4% first lien senior debt investments (of which 51.3% we consider to be unitranche debt investments (including “last out” portions of such loans)), 4.3% second lien senior secured debt investments, 1.1% unsecured debt investments, 2.8% preferred equity investments, 1.4% specialty finance equity investments, 1.6% common equity investments and 0.4% in joint ventures.
As of December 31, 2025, our weighted average total yield of the portfolio at fair value and amortized cost was 8.7% and 8.7%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 9.0% and 8.9%, respectively. As of December 31, 2025, the weighted average spread of total debt investments was 5.1%.
As of December 31, 2025, we had investments in 190 portfolio companies with an aggregate fair value of $6.21 billion. Our current target leverage ratio is 0.90x-1.25x. As of December 31, 2025, we had net leverage of 0.75x debt-to-equity.

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Year Ended December 31,
($ in thousands)	2025	2024
New investment commitments:
Gross originations	$4,375,015	$4,582,859
Less: Sell downs	(13,410)	(14,281)
Total new investment commitments	$4,361,605	$4,568,578
Principal amount of new investments funded:
First-lien senior secured debt investments	$3,338,129	$3,922,408
Second-lien senior secured debt investments	124,465	14,750
Unsecured debt investments	—	59,936
Preferred equity investments	29,870	10,953
Common equity investments	37,889	46
Specialty finance equity investments	90,177	30,263
Joint ventures	23,377	948
Total principal amount of new investments funded	$3,643,907	$4,039,304

Drawdowns (repayments) on revolvers and delayed draw term loans, net	$266,091	$—

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(1)	$(2,831,166)	$(1,987,455)
Second-lien senior secured debt investments	(61,359)	(101,776)
Specialty finance debt investments	—	—
Unsecured debt investments	—	—
Preferred equity investments	(49,580)	(50,076)
Common equity investments	(429)	—
Specialty finance equity investments	(30,208)	(7,981)
Total principal amount of investments sold or repaid	$(2,972,742)	$(2,147,288)

Number of new investment commitments in new portfolio companies(2)	111	146
Average new investment commitment amount in new portfolio companies(2)	$31,682	$25,432
Weighted average term for new debt investment commitments (in years)	6.1	5.8
Percentage of new debt investment commitments at floating rates	98.2%	98.6%
Percentage of new debt investment commitments at fixed rates	1.8%	1.4%
Weighted average interest rate of new debt investment commitments(3)	8.3%	9.2%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	4.7%	4.7%
_______________
(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.65% and 4.31% as of December 31, 2025 and 2024, respectively.

The table below presents our investments at amortized cost and fair value as of the following periods:

	As of December 31, 2025		As of December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$5,488,669	$5,484,795	$4,707,450	$4,727,263
Second-lien senior secured debt investments	283,730	267,441	175,078	165,292
Unsecured debt investments	66,248	66,531	62,158	62,455
Preferred equity investments	177,173	173,230	175,076	171,478
Common equity investments	80,256	101,617	42,558	52,144
Specialty finance equity investments	86,202	89,389	23,830	24,212
Joint Ventures	24,325	24,133	949	954
Total Investments	$6,206,603	$6,207,136	$5,187,099	$5,203,798
_______________
(1)We consider 51% and 43% of first-lien senior secured debt investments to be unitranche loans as of December 31, 2025 and 2024, respectively.

We use GICS for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of December 31, 2025	As of December 31, 2024
Aerospace & Defense	1.3%	0.9%
Airlines	0.3%	—%
Application Software	15.6%	12.4%
Asset Based Lending and Fund Finance(1)(2)	0.4%	—%
Banks	0.7%	1.2%
Beverages	0.2%	0.7%
Buildings & Real Estate	1.9%	1.8%
Building Products	0.1%	0.1%
Capital Markets	1.0%	0.1%
Commercial Services & Supplies	1.4%	3.1%
Construction & Engineering	0.2%	0.5%
Consumer Finance	0.5%	0.6%
Containers & Packaging	0.4%	1.0%
Diversified Consumer Services	2.9%	2.7%
Diversified Financial Services	7.8%	5.7%
Diversified Telecommunication Services(1)	—%	0.3%
Entertainment	1.1%	1.3%
Equity Real Estate Investment Trusts (REITs)	1.6%	1.0%
Food & Staples Retailing	2.3%	3.0%
Food Products	0.3%	0.4%
Health Care Equipment & Supplies	3.0%	1.6%
Health Care Providers & Services	6.1%	4.2%
Health Care Technology	12.4%	13.0%
Hotels, Restaurants & Leisure	0.7%	1.0%
Household Products	0.3%	—%
Industrial Conglomerates	0.8%	0.7%
Insurance	5.4%	7.2%
Internet & Direct Marketing Retail	0.5%	0.5%
IT Services	5.0%	6.0%
Joint Ventures(1)(4)	0.4%	—%
Life Sciences Tools & Services	2.1%	2.3%
Machinery	0.6%	0.7%
Media	0.6%	0.7%
Multiline Retail	0.3%	0.3%
Pharmaceuticals(3)	1.2%	0.7%
Professional Services	5.7%	6.5%
Real Estate Management & Development	0.8%	1.4%
Specialty Retail	0.8%	0.1%
Systems Software	12.6%	16.1%
Water Utilities	0.2%	0.2%
Wireless Telecommunication Services	0.5%	—%
Total	100.0%	100.0%
_______________
(1)As of December 31, 2025 and 2024, our investment balance is insignificant (if applicable).
(2)Includes investment in BOCSO. See “Note 3 — Agreements and Related Party Transactions” to our consolidated financial statements included in this Annual Report for more information regarding BOCSO.

(3)Includes investments in LSI Financing DAC and LSI Financing LLC. See “Note 3 — Agreements and Related Party Transactions” to our consolidated financial statements included in this Annual Report for more information regarding LSI Financing DAC and LSI Financing LLC.
(4)Includes equity investments in Credit SLF and Blue Owl Leasing. See “Note 4 — Investments” to our consolidated financial statements included in this Annual Report for more information regarding Credit SLF and Blue Owl Leasing.
We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.
The table below presents investments by geographic composition based on fair value as of the following periods:

	As of December 31, 2025	As of December 31, 2024
United States:
Midwest	13.7%	16.1%
Northeast	21.0%	19.3%
South	31.4%	29.9%
West	24.2%	23.0%
Canada	3.0%	3.4%
United Kingdom	4.1%	5.3%
Other international	2.6%	3.0%
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	As of December 31, 2025	As of December 31, 2024
Weighted average total yield of portfolio(1)	8.7%	9.9%
Weighted average total yield of debt and income producing securities(1)	9.0%	10.0%
Weighted average interest rate of debt securities	8.7%	9.7%
Weighted average spread over base rate of all floating rate investments	5.1%	5.3%
_______________
(1)For non-stated rate income producing investments, computed based on (a) the dividend or interest income earned for the respective trailing twelve months ended on the measurement date, divided by (b) the ending fair value. In instances where historical dividend or interest income data is not available or not representative for the trailing twelve months ended, the dividend or interest income is annualized.
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Technology Lending Investment Committee. As of December 31, 2025, one of our portfolio companies is on non-accrual. Our average annual gain/(loss) ratio is 0.03%.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of December 31, 2025		As of December 31, 2024
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$699,497	11.3%	$438,629	8.4%
2	5,137,529	82.8%	4,605,178	88.5%
3	354,593	5.7%	159,991	3.1%
4	15,517	0.2%	—	—%
5	—	—%	—	—%
Total	$6,207,136	100.0%	$5,203,798	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	As of December 31, 2025		As of December 31, 2024
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$5,819,811	99.7%	$4,944,686	100.0%
Non-accrual	18,836	0.3%	—	—%
Total	$5,838,647	100.0%	$4,944,686	100.0%
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
Specialty Financing Portfolio Companies
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment in LSI Financing DAC. As of December 31, 2025, the fair value of our investment in LSI Financing DAC was $2.6 million and our total commitment was $2.7 million. We do not consolidate our equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. On November 25, 2024, we redeemed a portion of our interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of December 31, 2025, the fair value of our investment in LSI Financing LLC was $61.6 million and our total commitment was $89.3 million. We do not consolidate our equity interest in LSI Financing LLC.
BOCSO was formed to invest in alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of December 31, 2025, the portfolio consists of three investments totaling $0.5 billion at cost and fair value, respectively, and ranging in cost from $24.8 million to $304.4 million and with a fair value ranging from $24.8 million to $303.9 million. The largest investment is 62% of the total cost of BOCSO’s portfolio. As of December 31, 2025, the portfolio asset class composition was 62% ABF – Specialty Finance, 33% ABF – Leasing, and 5% ABF – Commercial Real Estate. We do not consolidate our equity interest in BOCSO.
Joint Ventures
On May 6, 2024, Credit SLF, a Delaware limited liability company, was formed as a joint venture between the Credit SLF Members. The Credit SLF Members co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. Our investment in Credit SLF is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Credit SLF.
Refer to Exhibit 99.2 for the Credit SLF Supplemental Financial Information.
On June 30, 2025, Blue Owl Leasing, a Delaware limited liability company, was formed as a joint venture between the Blue Owl Leasing Members. The Blue Owl Leasing Members co-manage Blue Owl Leasing. Blue Owl Leasing’s principal purpose is to make investments in leases and loans. Investment decisions must be approved by Blue Owl Leasing. Our investment in Blue Owl Leasing is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Blue Owl Leasing.
Refer to Exhibit 99.3 for the Blue Owl Leasing Supplemental Financial Information.

Results of Operations
For a discussion of our results for the year ended December 31, 2024, compared to the year ended December 31, 2023, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, filed with the SEC on March 5, 2025.
The table below presents our operating results for the following periods:

	For the Year Ended December 31,
($ in thousands)	2025	2024	$ Change
Total Investment Income	$585,017	$511,449	$73,568
Less: Net operating expenses	287,695	249,176	38,519
Net Investment Income (Loss) Before Taxes	$297,322	$262,273	$35,049
Less: Excise taxes	400	—	400
Net Investment Income (Loss) After Taxes	$296,922	$262,273	$34,649
Net change in unrealized gain (loss)	(31,312)	(384)	(30,928)
Net realized gain (loss)	18,487	(7,271)	25,758
Net Increase (Decrease) in Net Assets Resulting from Operations	$284,097	$254,618	$29,479
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of investment originations and exit activity, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the year ended December 31, 2025, our net asset value per share decreased from $10.42 to $10.38, primarily driven by a decrease in the fair value of certain debt and equity investments due to current market conditions.
Investment Income
The table below presents investment income for the following periods:

	For the Year Ended December 31,
($ in thousands)	2025	2024	$ Change
Interest income	$524,084	$453,875	$70,209
PIK interest income	29,693	22,289	7,404
PIK dividend income	18,113	19,176	(1,063)
Dividend income	4,600	7,660	(3,060)
Other income	8,527	8,449	78
Total Investment Income	$585,017	$511,449	$73,568
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interest obtained in connection with originated loans, such as options, warrants, or conversion rights.
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Investment income increased by $73.6 million for year ended December 31, 2025, primarily due to an increase in interest income, as a result of an increase in our debt investment portfolio of $863.8 million, partially offset by a decrease in the weighted average interest rate of debt securities from 9.7% to 8.7% from December 31, 2024 to December 31, 2025. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Fees and accelerated amortization received from unscheduled paydowns decreased by $2.5 million period-over-period driven by a decrease in repayment activity. PIK interest represented approximately 5.1% and 4.4% of investment income for the years ended December 31, 2025 and 2024, respectively. PIK dividend income represented approximately 3.1% and 3.7% of investment income for the years ended December 31, 2025 and 2024, respectively. Dividend income decreased by $3.1 million period-over-period, driven by a decrease in our portfolio of non-controlled, non-affiliated equity investments that pay dividends, partially offset by an increase in dividend income from non-controlled, affiliated and controlled, affiliated equity investments. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses
The table below presents expenses for the following periods:

	For the Year Ended December 31,
($ in thousands)	2025	2024	$ Change
Offering costs	$1,799	$4,441	$(2,642)
Interest expense	182,809	155,410	27,399
Management fees	41,098	30,720	10,378
Capital gains incentive fees	(1,337)	(957)	(380)
Performance based incentive fees	42,219	37,332	4,887
Professional fees	6,326	7,448	(1,122)
Directors' fees	1,364	1,592	(228)
Shareholder servicing fees	7,459	5,126	2,333
Other general and administrative	5,958	8,064	(2,106)
Total Operating Expenses	$287,695	$249,176	$38,519
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Total operating expenses, increased by $38.5 million for the year ended December 31, 2025, due to increases in interest expense, management fees, and performance based incentive fees of $27.4 million, $10.4 million, and $4.9 million, respectively. The increase in total operating expenses was partially offset by decreases in offering costs, other general and administrative expenses and professional fees. These decreases in part related to a $7.3 million decrease in reimbursements made under the Expense Deferral Agreement. The increase in interest expenses was driven by an increase in average daily borrowings to $2.58 billion from $1.83 billion, partially offset by a decrease in the average interest rate to 6.8% from 8.2% period-over-period. The increase in management fees was driven by growth in the net asset value of the portfolio period-over-period. The increase in incentive fees was due to higher pre-incentive fee net investment income driven by portfolio growth.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least the sum of (i) 90% of our investment company taxable income, as defined by the Code, and (ii) 90% of our net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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
For year ended December 31, 2025, we recorded $0.4 million of U.S. federal excise tax. For the year ended December 31, 2024, we recorded no U.S. federal excise tax expense.

Net Change in Unrealized Gains (Loss) on Investments
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The table below presents the composition of the net change in unrealized gains (losses) for the following periods:

	For the Year Ended December 31,
($ in thousands)	2025	2024	$ Change
Net change in unrealized gain (loss) on investments	$(29,442)	$106	$(29,548)
Net change in translation of assets and liabilities in foreign currencies	(1,870)	(490)	(1,380)
Net Change in Unrealized Gain (Loss)	$(31,312)	$(384)	$(30,928)
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
The net change in unrealized gain (loss) was primarily driven by a decrease in the fair value of our debt investments due to current market conditions, partially offset by an increase in the fair value of equity investments.
The table below presents the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Year Ended December 31, 2025	Portfolio Company	For the Year Ended December 31, 2024
($ in thousands)		($ in thousands)
Elliott Alto Co-Investor Aggregator L.P.	$5,707	Remaining Portfolio Companies	$9,603
Ivanti Software, Inc.	3,386	Blackhawk Network Holdings, Inc.	2,664
LSI Financing LLC	2,937	Dodge Construction Network LLC	2,647
Kaseya Inc.	(2,264)	Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	1,491
Blackhawk Network Holdings, Inc.	(2,337)	KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	1,262
PetVet Care Centers, LLC	(3,072)	Salinger Bidco Inc. (dba Surgical Information Systems)	1,088
Plasma Buyer LLC (dba PathGroup)	(3,346)	Securonix, Inc.	(1,670)
Inovalon Holdings, Inc.	(4,496)	Picard Holdco, Inc.	(1,797)
Central Parent Inc. (dba CDK Global Inc.)	(5,506)	PetVet Care Centers, LLC	(1,931)
Barracuda Parent, LLC	(9,957)	Ivanti Software, Inc.	(3,553)
Remaining Portfolio Companies	(10,494)	Barracuda Networks, Inc.	(9,698)
Total	$(29,442)	Total	$106
Net Realized Gains (Losses) on Investments
The table below presents the change to the realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following periods:

	For the Year Ended December 31,
($ in thousands)	2025	2024	$ Change
Net realized gain (loss) on investments	$15,257	$(6,795)	$22,052
Net realized gain (loss) on foreign currency transactions	3,230	(476)	3,706
Net Realized Gain (Loss)	$18,487	$(7,271)	$25,758

For the year ended December 31, 2025, we recognized net realized gains on investments of $15.3 million, as compared to losses of $6.8 million in the prior year period, primarily driven by the full or partial sales of investments. We realized additional gains of $3.2 million for the year ended December 31, 2025, on foreign currency transactions, primarily as a result of fluctuations in the EUR and GBP exchange rates vs. USD.
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
In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material. As of December 31, 2025 and 2024, our asset coverage ratio was 223% and 228%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitment we are required to fund. Our current target ratio is 0.90x-1.25x. For the year ended December 31, 2025, our weighted average cost of debt was 7.1%.
As of December 31, 2025, cash, taken together with our available debt capacity is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash need will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future. As of December 31, 2025, we had $955.0 million available under our credit facilities.
As of December 31, 2025, we had $153.2 million in cash, including foreign cash. For year ended December 31, 2025, $762.4 million in cash was used for operating activities, primarily as a result of funding portfolio investments of $2.88 billion offset by sell downs and repayments of $1.95 billion and other operating activity of $163.8 million. Lastly, cash provided by financing activities was $716.6 million during the period, which was the result of proceeds from gross borrowings on our credit facilities of $3.27 billion, offset by repayments on our credit facilities of $2.73 billion and $784.8 million of proceeds from issuance of common shares partially offset by $431.9 million of share repurchases and $165.7 million of distributions to shareholders.
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
The tables below present transactions with respect to shares of our common stock for the following periods:

	For the Year Ended December 31, 2025
	S		D		I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	22,606,707	$235,900	595,472	$6,177	11,201,554	$116,224	34,403,733	$358,301
Shares/gross proceeds from the private placements	—	—	—	—	41,167,356	427,759	41,167,356	427,759
Share transfer between classes(1)	(1,173,699)	(12,196)	—	—	1,173,699	12,196	—	—
Reinvestment of distributions	3,911,732	40,609	44,798	465	9,044,524	93,893	13,001,054	134,967
Repurchased shares	(4,268,504)	(44,274)	(79,185)	(825)	(28,011,047)	(290,602)	(32,358,736)	(335,701)
Total shares/gross proceeds	21,076,236	220,039	561,085	5,817	34,576,086	359,470	56,213,407	585,326
Sales load	—	(1,263)	—	—	—	—	—	(1,263)
Total Shares/Net Proceeds	21,076,236	$218,776	561,085	$5,817	34,576,086	$359,470	56,213,407	$584,063
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

	For the Year Ended December 31, 2024
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

The changes to our offering price per share since the commencement of our continuous public offering and associated effective dates of such changes were as follows:

	For the Year Ended December 31, 2025
	S			D			I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2025	$10.42	$—	$10.42	$10.42	$—	$10.42	$10.42	$—	$10.42
February 3, 2025	$10.43	$—	$10.43	$10.43	$—	$10.43	$10.43	$—	$10.43
March 3, 2025	$10.39	$—	$10.39	$10.39	$—	$10.39	$10.39	$—	$10.39
April 1, 2025	$10.34	$—	$10.34	$10.34	$—	$10.34	$10.34	$—	$10.34
May 1, 2025	$10.31	$—	$10.31	$10.31	$—	$10.31	$10.31	$—	$10.31
June 2, 2025	$10.35	$—	$10.35	$10.35	$—	$10.35	$10.35	$—	$10.35
July 1, 2025	$10.37	$—	$10.37	$10.37	$—	$10.37	$10.37	$—	$10.37
August 1, 2025	$10.37	$—	$10.37	$10.37	$—	$10.37	$10.37	$—	$10.37
September 2, 2025	$10.37	$—	$10.37	$10.37	$—	$10.37	$10.37	$—	$10.37
October 1, 2025	$10.42	$—	$10.42	$10.42	$—	$10.42	$10.42	$—	$10.42
November 3, 2025	$10.40	$—	$10.40	$10.40	$—	$10.40	$10.40	$—	$10.40
December 1, 2025	$10.40	$—	$10.40	$10.40	$—	$10.40	$10.40	$—	$10.40
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
The tables below present cash distributions per share that were declared for the following periods:

For the Year Ended December 31, 2025
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)
($ in thousands, except per share amounts)				S	D	I
November 5, 2024	January 31, 2025	February 25, 2025	$0.074775	$4,907	$116	$16,780
February 18, 2025	February 28, 2025	March 25, 2025	0.074775	5,136	117	17,249
February 18, 2025	March 31, 2025	April 24, 2025	0.074775	5,219	120	17,539
February 18, 2025	March 31, 2025	April 24, 2025	0.020000	1,555	33	4,691
February 18, 2025	April 30, 2025	May 23, 2025	0.074775	5,440	122	17,769
May 6, 2025	May 31, 2025	June 25, 2025	0.074775	5,592	131	18,086
May 6, 2025	June 30, 2025	July 24, 2025	0.074775	5,609	132	17,469
May 6, 2025	June 30, 2025	July 24, 2025	0.010000	832	18	2,337
May 6, 2025	July 31, 2025	August 25, 2025	0.074775	5,693	148	17,621
August 5, 2025	August 29, 2025	September 26, 2025	0.074775	5,834	149	17,993
August 5, 2025	September 30, 2025	October 24, 2025	0.074775	5,928	144	17,864
August 5, 2025	September 30, 2025	October 24, 2025	0.010000	879	20	2,389
August 5, 2025	October 31, 2025	November 26, 2025	0.074775	6,004	145	18,305
November 4, 2025	November 28, 2025	December 23, 2025	0.074775	6,099	148	18,624
November 4, 2025	December 31, 2025	January 28, 2026	0.074775	6,120	149	18,837
		Total	$0.937300	$70,847	$1,692	$223,553
_______________
(1)On November 4, 2025, the Company’s board of directors declared a distribution of $0.074775 per share, payable on or before February 28, 2026, to shareholders of record as of January 30, 2026.
(2)Distributions per share are gross of shareholder servicing fees.
(3)Distribution amounts are presented net of shareholder servicing fees.

For the Year Ended December 31, 2024
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year, a statement on Form 1099-DIV identifying the tax character of the distributions will be mailed to our shareholders. The tax character of the distributions are not determined until our taxable year end.
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
The tables below presents the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock for the following periods:

	For the Year Ended December 31, 2025
	S		D		I		Total
Source of Distribution	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount
($ in thousands, except per share amounts)
Net investment income(2)(3)	$0.936222	$71,030	$0.936861	$1,697	$0.934328	$224,195	$0.935460	$296,922
Net realized gain on investments(3)	0.054010	4,911	0.054448	112	0.054083	13,464	0.054064	18,487
Excess (undistributed)	(0.052932)	(5,094)	(0.054009)	(117)	(0.051111)	(14,106)	(0.052224)	(19,317)
Total	$0.937300	$70,847	$0.937300	$1,692	$0.937300	$223,553	$0.937300	$296,092
_______________
(1)Distributions per share are gross of shareholder servicing fees.
(2)Net investment income per share is gross of shareholder servicing fees.
(3)The per share data was derived using actual shares outstanding at the date of the relevant transaction.

	For the Year Ended December 31, 2024
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$1.046878	$262,273	105.1%
Net realized gain (loss) on investments	(0.023535)	(6,795)	(2.7)%
Excess (undistributed)	(0.006043)	(5,901)	(2.4)%
Total	$1.017300	$249,577	100.0%
_______________
(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to “Note 12 — Financial Highlights” in our consolidated financial statements included in this Annual Report for amounts by share class.
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

The tables below present our share repurchase activity as of the following periods:

For the Year Ended December 31, 2025
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 26, 2025	I	March 31, 2025	$82,728	$10.34	8,000,727
February 26, 2025	S	March 31, 2025	15,662	$10.34	1,514,802
February 26, 2025	D	March 31, 2025	147	$10.34	14,197
May 23, 2025	I	June 30, 2025	130,914	$10.37	12,624,263
May 23, 2025	S	June 30, 2025	16,306	$10.37	1,572,626
August 26, 2025	I	September 30, 2025	76,960	$10.42	7,386,057
August 26, 2025	S	September 30, 2025	12,306	$10.42	1,181,076
August 26, 2025	D	September 30, 2025	678	$10.42	64,988
Total			$335,701		32,358,736
Pursuant to an offer to purchase dated November 26, 2025, as amended on December 23, 2025, which expired on January 8, 2026, we repurchased approximately 10,327,702 shares of Class S shares common stock, 988,298 shares of Class D common stock and 40,025,443 shares of Class I common stock. See “— Recent Developments — Shares Repurchases.”

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

Debt
Aggregate Borrowings
The tables below present our debt obligations as of the following periods(2):

	As of December 31, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$1,050,000	$294,565	$755,435	$(7,735)	$286,830
SPV Asset Facility I	750,000	497,000	66,742	(5,626)	491,374
SPV Asset Facility II	500,000	320,250	78,842	(3,589)	316,661
SPV Asset Facility III	550,000	550,000	—	(6,929)	543,071
SPV Asset Facility IV	750,000	629,500	53,978	(5,840)	623,660
Athena CLO III	270,000	270,000	—	(2,188)	267,812
Series 2023A Notes	100,000	100,000	—	(207)	99,793
Series 2023B-A Notes	100,000	100,000	—	(552)	99,448
Series 2023B-B Notes	75,000	75,000	—	(293)	74,707
Total Debt	$4,145,000	$2,836,315	$954,997	$(32,959)	$2,803,356
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Refer to “Note 5 — Debt” to our consolidated financial statements included in this Annual Report for more information on our present debt obligations.

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
_______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
The table below presents the components of interest expense for the following periods:

	For the Year Ended December 31,
($ in thousands)	2025	2024
Interest expense	$175,480	$149,918
Amortization of debt issuance costs	7,329	5,492
Total Interest Expense	$182,809	$155,410

Average interest rate (1)	6.8%	8.2%
Average daily borrowings (1)	$2,583,282	$1,833,469
______________
(1)Averages are calculated based on annualized amounts.

The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
December 31, 2025	$294.6	$2,234.4	—	N/A
December 31, 2024	500.0	2,277.1	—	N/A
December 31, 2023	541.4	2,353.7	—	N/A
December 31, 2022	415.2	1,958.8	—	N/A
December 31, 2021	—	—	—	N/A
SPV Asset Facility I
December 31, 2025	$497.0	$2,234.4	—	N/A
December 31, 2024	445.0	2,277.1	—	N/A
December 31, 2023	550.0	2,353.7	—	N/A
December 31, 2022	614.0	1,958.8	—	N/A
December 31, 2021	—	—	—	N/A
SPV Asset Facility II
December 31, 2025	$320.3	$2,234.4	—	N/A
December 31, 2024	475.0	2,277.1	—	N/A
December 31, 2023	—	2,353.7	—	N/A
SPV Asset Facility III
December 31, 2025	$550.0	$2,234.4	—	N/A
December 31, 2024	315.0	2,277.1	—	N/A
SPV Asset Facility IV
December 31, 2025	$629.5	$2,234.4	—	N/A
Athena CLO III
December 31, 2025	$270.0	$2,234.4	—	N/A
December 31, 2024	270.0	2,277.1	—	N/A
Series 2023A Notes
December 31, 2025	$100.0	$2,234.4	—	N/A
December 31, 2024	100.0	2,277.1	—	N/A
December 31, 2023	100.0	2,353.7	—	N/A
Series 2023B-A Notes
December 31, 2025	$100.0	$2,234.4	—	N/A
December 31, 2024	100.0	2,277.1	—	N/A
December 31, 2023	100.0	2,353.7	—	N/A
Series 2023B-B Notes
December 31, 2025	$75.0	$2,234.4	—	N/A
December 31, 2024	75.0	2,277.1	—	N/A
December 31, 2023	75.0	2,353.7	—	N/A
Promissory Note(5)
December 31, 2021	$—	$—	—	N/A
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

($ in thousands)	As of December 31, 2025	As of December 31, 2024
Total unfunded revolving loan commitments	$364,759	$249,744
Total unfunded delayed draw loan commitments	459,339	294,241
Total unfunded debt commitments	$824,098	$543,985

Total unfunded specialty finance equity commitments	$31,038	$446
Total unfunded other equity commitments	3,977	—
Total unfunded equity commitments	$35,015	$446

Total Unfunded Commitments	$859,113	$544,431
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of December 31, 2025, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The table below presents the total amount of organization and offering costs, inclusive of organization and offering costs deferred under the expense deferral agreement, incurred by the Adviser and its affiliates since inception and charged to us as of the following dates:

	As of December 31, 2025	As of December 31, 2024
($ in thousands)
Organizational and offering costs incurred by the Adviser	$4,936	$4,769
Organizational and offering costs charged to the Company(1)	4,936	3,039
_______________
(1)As of December 31, 2025, $3.8 million relates to offering costs and $1.1 million relates to organizational costs. The organizational costs were incurred by the Adviser prior to the Company meeting the first installment of the Expense Deferral Agreement. The organizational costs were subsequently incurred in the Consolidated Statements of Operations as professional fees and other general and administrative as the Company met the expense deferral installments applicable for those periods.
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
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2025, management was not aware of any material pending or threatened litigation.
Expense Deferral Agreement
Our Adviser has agreed to incur and pay certain expenses pursuant to the Expense Deferral Agreement prior to April 30, 2023. We will be obligated to reimburse the aggregate amount of expenses previously paid by the Adviser in eighteen equal installments, upon meeting specified conditions.

The table below presents the total amount of expenses incurred by the Adviser on our behalf and as of the following periods:

	As of December 31, 2025	As of December 31, 2024
($ in thousands)
Expenses incurred by the Adviser	$7,679	$7,679
Organizational and offering costs incurred by the Adviser	4,299	4,299
Total Expenses Incurred by the Adviser	$11,978	$11,978
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
The table below presents the amounts, the number of installments and the amount we became obligated to reimburse the Adviser for the following periods:

	For the Year Ended
	December 31, 2025	December 31, 2024
($ in thousands)
Number of installments met by the Company	3	14

Expenses reimbursed to the Adviser	$1,428	$6,666
Organizational and offering costs reimbursed to the Adviser	568	2,651
Total Expense Reimbursed to the Adviser	$1,996	$9,317
As of March 31, 2025, we met the final installment under the expense deferral agreement and as of December 31, 2025 there were no expenses remaining. As of December 31, 2024, the total remaining expenses under the expense deferral agreement were $2.0 million, which represents the equivalent of three remaining installments. As of December 31, 2025, Net Subscriptions received from the sale of our common shares were $3.2 billion. See “Note 3 —Agreements and Related Party Transactions.”
Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities and notes as of December 31, 2025:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$294,565	$—	$—	$294,565	$—
SPV Asset Facility I	497,000	—	—	497,000	—
SPV Asset Facility II	320,250	—	—	320,250	—
SPV Asset Facility III	550,000	—	—	—	550,000
SPV Asset Facility IV	629,500	—	—	—	629,500
Athena CLO III	270,000	—	—	—	270,000
Series 2023A Notes	100,000	100,000	—	—	—
Series 2023B-A Notes	100,000	—	—	100,000	—
Series 2023B-B Notes	75,000	—	75,000	—	—
Total Contractual Obligations	$2,836,315	$100,000	$75,000	$1,211,815	$1,449,500

Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Expense Deferral Agreement;
•the Dealer Manager Agreement; and
•the License Agreement.
In addition to the aforementioned agreements, we, our Adviser and certain of its affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.
Additionally, we invest in Credit SLF and Blue Owl Leasing, which are controlled affiliated investments, as defined in the 1940 Act and we invest in LSI Financing DAC and LSI Financing LLC, and BOCSO which are non-controlled affiliated investments, as defined in the 1940 Act. Refer to “Note 3 — Agreements and Related Party Transactions” and “Note 4 — Investments” to our consolidated financial statements included in this Annual Report for further details.
Critical Accounting Policies
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors in “ITEM 1A. - RISK FACTORS.”
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
We apply the practical expedient provided by the ASC Topic 820 relating to investments in certain entities that calculate net asset value per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820.
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
Financial and Derivative Instruments
Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. We do not currently use derivatives. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. We currently qualify as a “limited derivatives user” and expect to continue to do so. We adopted a derivatives policy and comply with Rule 18f-4’s recordkeeping requirements.
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
Distributions
We have elected to be treated for U.S. federal income tax purposes, and qualify annually thereafter, as a RIC under subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must timely distribute (or be deemed to distribute) in each taxable year to our shareholders at least the sum of:
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
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of that calendar year; and
•certain undistributed amounts from previous years in which we paid no U.S. federal income tax.
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
Income Taxes
We have elected to be treated as a BDC under the 1940 Act. We have also elected to be treated as a RIC under the Code beginning with the taxable year ending December 31, 2021, and continue to qualify for tax treatment as a RIC. So long as we maintain our tax treatment as a RIC, we generally will not pay U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements. However, we will be subject to U.S. federal income tax imposed at corporate rates on any income, including capital gains, not distributed (or deemed distributed) to our stockholders.
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we generally must distribute to our shareholders, for each taxable year, at least (i) 90% of our “investment company taxable income” for that year, which is generally our net ordinary income plus the excess, if any, of our realized net short-term capital gains over our realized net long-term capital losses and (ii) our net tax-exempt income. In order for us to not be subject to U.S. federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. We, at our discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. excise tax on this income.
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2025. As applicable, our prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
Recent Developments
Distribution
On February 18, 2026, our Board approved a distribution of $0.074775 per share, payable on or before March 31, 2026, to the shareholders of record as of February 27, 2026, a distribution of $0.074775 per share, payable on or before April 30, 2026, to the shareholders of record as of March 31, 2026, and a distribution of $0.074775 per share, payable on or before May 31, 2026, to the shareholders of record as of April 30, 2026.
Raise Proceeds
Subsequent to December 31, 2025 and through March 3, 2026, we have issued approximately 823,418 shares of our Class S common stock, approximately 5,731,059 shares of our Class I common stock and 16,885 shares of our Class D common stock and have raised total gross proceeds of approximately $8.6 million, $59.0 million, and $0.2 million, respectively.

Asset Sale
On February 18, 2026, we entered into six separately negotiated loan sale agreements with certain purchasers (“Purchasers”) totaling $400.0 million in debt investment commitments, each relating to the disposition of a portion of our portfolio company investments (each, a “Subject Portfolio” and collectively, the “Subject Portfolios”). Excluding unfunded commitments, the aggregate fair value of the Subject Portfolios as of February 12, 2026 was $344.0 million, equivalent to 99.6% of par value. The Subject Portfolios consist of 98.6% first-lien investments and 1.4% unsecured investments and include investments in 60 portfolio companies across 26 industries. 98.6% of investments in the Subject Portfolios are floating rate and 100% of investments in the Subject Portfolios are 1- or 2-rated on our 5-point internal investment ratings scale. The Subject Portfolios have an average investment size of $5.7 million and a weighted average spread of 5.0% and consist of partial sales representing approximately 13% of our investments in each underlying portfolio company as of December 31, 2025. The settlement of the sales of such portfolio company investments is expected to be completed in the first quarter of 2026. We intend to use the proceeds from the loan sale agreements to repay indebtedness. Pro forma for the transaction, we are expected to have cash, undrawn debt capacity and liquid loans in excess of $1.6 billion as of January 31, 2026.
Each Purchaser is a financing vehicle or fund owned by a leading public pension or insurance investor (each, an “Institutional Investor”). Some of the Institutional Investors are investors in funds managed by affiliates of the Adviser; however, each Institutional Investor made its own independent investment decision in connection with its purchase of a Subject Portfolio. Additionally, certain affiliates of the Adviser have agreed to provide the Purchasers or their parent entities with non-discretionary advisory services in connection with the Subject Portfolios.
Share Repurchases
Pursuant to an offer to purchase (the “Offer”) dated November 26, 2025, as amended on December 23, 2025, we offered to purchase up to 65,771,325 shares of our issued and outstanding Class S common stock, Class D common stock and Class I common stock at a price equal to the net offering price per share, as of December 31, 2025, of each share tendered pursuant to the Offer.
The Offer expired at 11:59 P.M., Eastern Time, on January 8, 2026, and approximately 10,327,702 shares of Class S common stock, 988,298 shares of Class D common stock and 40,025,443 shares of Class I common stock were validly tendered and not withdrawn pursuant to the Offer as of such date.
On January 26, 2026, we determined that, as of December 31, 2025, the net offering prices per share of our Class S common stock, Class D common stock and Class I common stock were $10.38 per share, $10.38 per share and $10.38 per share, respectively and we purchased all validly tendered and not withdrawn shares for approximately $107.2 million, $10.3 million and $415.5 million respectively. The aggregate purchase price for all shares repurchased pursuant to the Offer was approximately $533.0 million, which represented the value of 15.6% of the aggregate number of the Company’s shares outstanding as of September 30, 2025.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk, credit risk and inflation risk. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, a prolonged government shutdown, the ongoing war between Russia and Ukraine, continued political unrest in various countries such as Venezuela, the conflicts in the Middle East and North Africa regions and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of December 31, 2025 and 2024, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

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
As of December 31, 2025, 98.2% of our debt investments based on fair value were floating rates and the majority of our debt investments have a floor of 0.8%. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 0.7%. The Revolving Credit Facility, the SPV Asset Facility I, the SPV Asset Facility II, SPV Asset Facility III, and SPV Asset Facility IV, bear interest at variable interest rates with an interest rate floor of 0.00%. The Series 2023B Notes bears interest at variable rates with a floor of 1.00%. Athena CLO III bears interest at fixed and variable rates. The Series 2023A Notes bear interest at a fixed rate.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$173,683	$81,939	$91,744
Up 200 basis points	$115,789	$54,626	$61,163
Up 100 basis points	$57,894	$27,313	$30,581
Down 100 basis points	$(57,894)	$(27,313)	$(30,581)
Down 200 basis points	$(115,327)	$(54,626)	$(60,701)
Down 300 basis points	$(164,999)	$(81,330)	$(83,669)
_______________
(1)Excludes the impact of income based fees
We may hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options, and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates.
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
119

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Blue Owl Technology Income Corp.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Blue Owl Technology Income Corp. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with the custodians, agent banks, or portfolio companies; when replies were not received, we performed other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2021.
New York, New York
March 3, 2026

Blue Owl Technology Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	As of
	December 31, 2025	December 31, 2024
Assets
Investments at fair value:
Non-controlled, non affiliated investments (amortized cost of $6,096,076 and $5,162,319, respectively)	$6,093,614	$5,178,632
Non-controlled, affiliated investments (amortized cost of $86,202 and $23,831, respectively)	89,389	24,212
Controlled, affiliated investments (amortized cost of $24,325 and $949, respectively)	24,133	954
Total investments at fair value (amortized cost of $6,206,603 and $5,187,099, respectively)	6,207,136	5,203,798
Cash	143,140	195,488
Foreign cash (cost of $9,933 and $3,613, respectively)	10,085	3,526
Interest and dividend receivable	36,096	40,767
Prepaid expenses and other assets	98,932	34,345
Total Assets	$6,495,389	$5,477,924
Liabilities
Debt (net of unamortized debt issuance costs of $32,959 and $30,367, respectively)	$2,803,356	$2,249,622
Distribution payable	25,104	29,717
Tender offer payable	—	96,172
Management fee payable	3,624	3,135
Incentive fee payable	10,485	11,785
Payable for investments purchased	40,297	54,508
Payables to affiliates	3,283	204
Accrued expenses and other liabilities	29,092	24,701
Total Liabilities	2,915,241	2,469,844
Commitments and contingencies (Note 8)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 90,973,724 and 69,897,488 issued and outstanding, respectively	910	699
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 2,059,316 and 1,498,231 issued and outstanding, respectively	21	15
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 251,904,595 and 217,328,509 shares issued and outstanding, respectively	2,519	2,173
Additional paid-in-capital	3,527,098	2,944,001
Accumulated undistributed (overdistributed) earnings	49,600	61,192
Total Net Assets	3,580,148	3,008,080
Total Liabilities and Net Assets	$6,495,389	$5,477,924
Net Asset Value Per Class S Share	$10.38	$10.42
Net Asset Value Per Class D Share	$10.38	$10.42
Net Asset Value Per Class I Share	$10.38	$10.42
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$524,084	$453,875	$252,162
PIK interest income	29,693	22,289	17,313
PIK dividend income	18,113	19,176	18,535
Dividend income	870	7,471	7,934
Other income	8,527	8,449	3,855
Total investment income from non-controlled, non-affiliated investments	581,287	511,260	299,799
Investment income from non-controlled, affiliated investments:
Dividend income	3,102	162	164
Total investment income from non-controlled, affiliated investments	3,102	162	164
Investment income from controlled, affiliated investments:
Dividend income	628	27	—
Total investment income from controlled, affiliated investments	628	27	—
Total Investment Income	585,017	511,449	299,963
Operating Expenses
Offering costs	1,799	4,441	374
Interest expense	182,809	155,410	91,130
Management fee, net(1)	41,098	30,720	16,514
Capital gains incentive fees	(1,337)	(957)	2,294
Performance based incentive fees	42,219	37,332	22,855
Professional fees	6,326	7,448	2,925
Directors' fees	1,364	1,592	623
Shareholder servicing fees	7,459	5,126	2,345
Other general and administrative	5,958	8,064	2,994
Total Operating Expenses	287,695	249,176	142,054
Net Investment Income (Loss) Before Taxes	297,322	262,273	157,909
Income tax expense (benefit), including excise tax expense (benefit)	400	—	126
Net Investment Income (Loss) After Taxes	$296,922	$262,273	$157,783
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(32,050)	$363	$29,398
Non-controlled, affiliated investments	2,805	(262)	675
Controlled, affiliated investments	(197)	5	—
Translation of assets and liabilities in foreign currencies and other transactions	(1,870)	(490)	1,812
Total Net Change in Unrealized Gain (Loss)	(31,312)	(384)	31,885
Net realized gain (loss):
Non-controlled, non-affiliated investments	15,257	(7,967)	585
Non-controlled, affiliated investments	—	1,172	—
Foreign currency transactions	3,230	(476)	(1,006)
Total Net Realized Gain (Loss)	18,487	(7,271)	(421)
Total Net Realized and Change in Unrealized Gain (Loss)	(12,825)	(7,655)	31,464
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$284,097	$254,618	$189,247
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$68,062	$54,458	$33,852
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock	$1,639	$1,419	$1,876
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$214,396	$198,741	$153,519
Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.81	$0.95	$1.28
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	83,658,968	57,196,633	26,514,031
Earnings Per Share - Basic and Diluted of Class D Common Stock	$0.88	$1.01	$1.36
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	1,865,052	1,398,074	1,383,519
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.89	$1.04	$1.36
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	240,204,590	191,934,071	112,905,282
______________
(1)Refer to “Note 3 — Agreements and Related Party Transactions” for additional details on management fee waiver.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(7)
Aerospace & Defense
By Light Professional IT Services LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		7/2031	13,944	$13,747	$13,735
Jeppesen Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2032	19,466	19,320	19,320
ManTech International Corporation(3)(4)(9)	First lien senior secured loan	S+	4.50%		9/2029	44,755	44,755	44,755
							77,822	77,810	2.2%
Airlines
Accommodations Plus Technologies LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2032	20,748	20,554	20,437
							20,554	20,437	0.6%
Application Software
AI Titan Parent, Inc. (dba Prometheus Group)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		8/2031	28,787	28,525	28,478
AlphaSense, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2029	20,052	19,902	20,002
Anaplan, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2029	105,118	105,118	105,118
Armstrong Bidco Limited(3)(4)(19)(31)	First lien senior secured GBP delayed draw term loan	SA+	5.25%		6/2029	£40,433	49,063	54,113
Artifact Bidco, Inc. (dba Avetta)(3)(4)(9)	First lien senior secured loan	S+	4.15%		7/2031	11,042	10,997	11,042
Arrow Borrower 2025, Inc. (dba AvidXchange)(3)(4)(9)	First lien senior secured loan	S+	4.25%		10/2032	14,080	14,011	14,010
Boxer Parent Company Inc. (f/k/a BMC)(3)(9)	First lien senior secured loan	S+	3.00%		7/2031	44,133	44,133	43,983
BusinessSolver.com, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	16,441	16,360	16,359
CALABRIO, INC.(3)(4)(9)	First lien senior secured loan	S+	4.00%		11/2032	15,000	14,258	14,250
Central Parent Inc. (dba CDK Global Inc.)(3)(9)	First lien senior secured loan	S+	3.25%		7/2029	39,204	39,207	33,111
Coupa Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2030	774	774	774
Dawn Bidco, LLC (dba Dayforce)(3)(8)	First lien senior secured loan	S+	3.00%		10/2032	37,500	37,406	37,365
Einstein Parent, Inc. (dba Smartsheet)(3)(4)(9)	First lien senior secured loan	S+	6.50%		1/2031	43,135	42,756	42,812
Granicus, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.00%	1/2031	11,915	11,826	11,915
Granicus, Inc.(3)(4)(9)	First lien senior secured delayed draw term loan	S+	3.00%	2.00%	1/2031	1,765	1,752	1,761
Gusto, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2030	103,580	103,202	103,191

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Infobip Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	5.50%		6/2029	29,279	28,893	28,986
JS Parent, Inc. (dba Jama Software)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2031	13,506	13,451	13,506
Lighthouse Buyer, Inc. (dba Harbor Compliance)(3)(4)(11)(22)	First lien senior secured loan	S+	4.50%		12/2031	7,621	7,536	7,535
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(3)(4)(8)(31)	First lien senior secured loan	S+	4.50%		7/2028	99,231	99,147	99,231
Ministry Brands Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	18,712	18,523	18,572
Ministry Brands Holdings, LLC(3)(4)(12)(22)	First lien senior secured revolving loan	P+	4.50%		12/2027	141	130	129
Perforce Software, Inc.(3)(8)	First lien senior secured loan	S+	4.75%		3/2031	4,925	4,909	4,127
Perforce Software, Inc.(3)(8)	First lien senior secured loan	S+	4.75%		6/2029	14,516	14,340	12,992
Simpler Postage, Inc. (dba Easypost)(3)(4)(8)(22)	First lien senior secured loan	S+	8.00%		6/2029	20,534	19,829	19,356
VCI Asset Holdings 1 LLC(3)(4)(6)(31)	First lien senior secured loan	N/A	10.00%		11/2030	55,000	54,460	54,450
XPLOR T1, LLC(3)(4)(9)	First lien senior secured loan	S+	3.50%		12/2032	73,416	73,049	73,416
Zendesk, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		11/2028	68,893	68,000	68,893
							941,557	939,477	26.2%
Banks
Finastra USA, Inc.(3)(9)(31)	First lien senior secured loan	S+	4.00%		9/2032	25,000	24,758	24,438
Finastra USA, Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	7.25%		9/2029	16,519	16,409	16,643
							41,167	41,081	1.1%
Beverages
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(3)(4)(8)	First lien senior secured loan	S+	6.25%		3/2027	9,545	9,497	9,520
							9,497	9,520	0.3%
Building Products
EET Buyer, Inc. (dba e-Emphasys)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		11/2027	8,330	8,273	8,330
							8,273	8,330	0.2%
Buildings & Real Estate
Associations, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		7/2028	85,916	85,813	85,916
Associations Finance, Inc.(3)(4)(6)	Unsecured notes	N/A		14.25%	5/2030	30,734	30,582	30,734
							116,395	116,650	3.3%

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Capital Markets
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		6/2030	19,829	19,586	19,829
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)(3)(4)(8)	First lien senior secured loan	S+	5.50%		8/2032	40,909	40,320	40,295
							59,906	60,124	1.7%
Commercial Services & Supplies
Access CIG, LLC(3)(8)	First lien senior secured loan	S+	4.00%		8/2030	14,676	14,676	14,126
Sentinel Buyer Corp. (dba SimpliSafe)(3)(4)(8)	First lien senior secured loan	S+	5.00%		11/2032	64,500	63,866	63,855
W.A. Kendall and Company, LLC(3)(4)(10)(22)	First lien senior secured loan	S+	5.75%		4/2030	7,410	7,284	7,199
W.A. Kendall and Company, LLC(3)(4)(10)(22)	First lien senior secured revolving loan	S+	5.88%		4/2030	636	625	619
							86,451	85,799	2.4%
Construction & Engineering
Dodge Construction Network LLC(3)(9)	First lien senior secured loan	S+	6.25%		1/2029	5,440	5,356	5,453
Dodge Construction Network LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		2/2029	7,543	6,350	5,997
							11,706	11,450	0.3%
Consumer Finance
Klarna Holding AB(3)(4)(9)(31)	Subordinated Floating Rate Notes	S+	7.00%		4/2034	32,666	32,666	32,666
							32,666	32,666	0.9%
Containers & Packaging
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(3)(8)	First lien senior secured loan	S+	3.25%		12/2030	7,388	7,388	7,298
Five Star Lower Holding LLC(3)(9)	First lien senior secured loan	S+	4.25%		5/2029	13,880	13,766	13,797
Tricorbraun Holdings, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		3/2028	6,320	6,292	6,102
							27,446	27,197	0.8%
Diversified Consumer Services
Eagan Parent, Inc. (dba Elite)(3)(4)(9)	First lien senior secured loan	S+	4.25%		9/2032	10,663	10,614	10,609
Eternal Buyer, LLC (dba Wedgewood Weddings)(3)(4)(8)	First lien senior secured loan	S+	4.50%		6/2032	14,339	14,271	14,267
Icefall Parent, Inc. (dba EngageSmart)(3)(4)(9)	First lien senior secured loan	S+	4.50%		1/2030	19,898	19,898	19,898
Learning Care Group (US) No. 2 Inc.(3)(9)	First lien senior secured loan	S+	4.00%		8/2028	7,332	7,332	6,067
Litera Bidco LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		5/2028	50,304	50,145	50,304

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Relativity ODA LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		5/2029	45,112	44,976	45,112
Themis Solutions Inc. (dba Clio)(3)(4)(8)(31)	First lien senior secured loan	S+	1.75%	3.75%	10/2032	36,639	36,283	36,273
							183,519	182,530	5.1%
Diversified Financial Services
BCPE Pequod Buyer, Inc. (dba Envestnet)(3)(8)	First lien senior secured loan	S+	3.00%		11/2031	2,136	2,137	2,139
BTRS Holdings Inc. (dba Billtrust)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		12/2028	46,224	46,086	46,224
Blackhawk Network Holdings, Inc.(3)(9)	First lien senior secured loan	S+	4.00%		3/2029	88,704	88,704	89,041
Computer Services, Inc. (dba CSI)(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2031	117,924	117,243	117,924
Deerfield Dakota Holdings(3)(4)(9)	First lien senior secured loan	S+	3.00%	2.75%	9/2032	56,932	56,659	56,647
Minotaur Acquisition, Inc. (dba Inspira Financial)(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2030	70,831	70,193	70,831
ML Holdco, Inc. (dba Meridian Link)(3)(4)(9)	First lien senior secured loan	S+	4.50%		10/2032	47,316	47,085	47,079
Pushpay USA Inc(3)(4)(10)(31)	First lien senior secured loan	S+	3.75%		8/2031	3,011	3,011	2,996
Smarsh Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2029	34,357	34,172	34,176
							465,290	467,057	13.0%
Diversified Telecommunication Services
Level 3 Financing, Inc.(3)(8)(31)	First lien senior secured loan	S+	3.25%		3/2032	833	833	835
							833	835	—%
Entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2031	70,064	69,304	70,064
							69,304	70,064	2.0%
Equity Real Estate Investment Trusts (REITs)
Storable, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		4/2031	48,331	48,277	48,515
Storable Intermediate Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+		6.00%	4/2032	48,242	48,030	48,242
							96,307	96,757	2.7%
Food & Staples Retailing
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(3)(4)(8)	First lien senior secured loan	S+	4.25%		12/2029	145,387	145,387	145,387
Fiesta Purchaser, Inc. (dba Shearer's Foods)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	2.75%		2/2029	258	227	255
							145,614	145,642	4.1%
Food Products

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Vital Bidco AB (dba Vitamin Well)(3)(4)(8)(31)	First lien senior secured loan	S+	4.25%		10/2031	18,946	18,677	18,946
							18,677	18,946	0.5%
Health Care Equipment & Supplies
Cambrex Corporation(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		3/2032	13,741	13,601	13,741
PerkinElmer U.S. LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		3/2029	64,600	64,488	64,600
Packaging Coordinators Midco, Inc.(3)(4)(19)	First lien senior secured delayed draw term loan	SA+	4.75%		10/2032	£7,810	10,276	10,452
Packaging Coordinators Midco, Inc.(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		1/2032	499	487	497
Packaging Coordinators Midco, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2032	91,160	90,011	90,705
Resonetics, LLC(3)(9)	First lien senior secured loan	S+	2.75%		6/2031	4,888	4,888	4,893
							183,751	184,888	5.2%
Health Care Providers & Services
Atlas Borrower, LLC (dba Anovo)(3)(4)(9)	First lien senior secured loan	S+	4.50%		9/2032	21,368	21,161	21,154
Bristol Hospice L.L.C.(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2032	18,258	18,170	18,258
Covetrus, Inc.(3)(4)(9)	Second lien senior secured loan	S+	9.25%		10/2030	25,000	24,633	24,188
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured loan	S+	3.18%	2.75%	7/2029	10,030	9,892	9,503
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured delayed draw term loan	S+	3.08%	2.75%	7/2029	3,257	3,218	3,086
EresearchTechnology, Inc. (dba Clario)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		1/2032	59,891	59,322	59,891
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		12/2029	52,892	52,231	52,759
OneOncology, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		6/2030	45,349	45,131	45,349
OneOncology, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		6/2030	6,055	5,971	5,968
OneOncology, LLC(3)(4)(9)	First lien senior secured delayed draw term loan	S+	5.00%		6/2030	24,764	24,615	24,764
PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured loan	S+	6.00%		11/2030	38,465	38,171	34,619
PetVet Care Centers, LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		11/2029	537	504	0
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured loan	S+	5.75%		5/2029	17,386	16,354	13,474
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured delayed draw term loan	S+	6.25%		5/2029	658	616	510
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured revolving loan	S+	5.75%		5/2028	1,978	1,866	1,533

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Puma Buyer, LLC (dba PANTHERx)(3)(4)(9)	First lien senior secured loan	S+	4.25%		3/2032	29,096	28,913	29,096
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	8,820	8,744	8,820
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2031	15,122	14,982	15,084
							374,494	368,056	10.3%
Health Care Technology
Color Intermediate, LLC (dba ClaimsXten)(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2029	38,445	38,445	38,349
Cotiviti, Inc.(3)(8)	First lien senior secured loan	S+	2.75%		5/2031	4,970	4,852	4,767
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031	85,165	84,755	85,165
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		8/2031	18,463	18,362	18,370
Dragonfly Health, Inc. (f/k/a StateServ Acquisition, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.75%		11/2030	13,740	13,633	13,740
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028	4,142	4,102	4,018
Greenway Health, LLC(3)(4)(9)	First lien senior secured loan	S+	6.75%		4/2029	4,618	4,525	4,549
Himalaya Topco LLC (dba HealthEdge)(3)(4)(8)	First lien senior secured loan	S+	2.75%	2.25%	6/2032	42,188	41,786	41,766
Hyland Software, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2030	39,680	39,680	39,680
Imprivata, Inc.(3)(9)	First lien senior secured loan	S+	3.00%		12/2027	2,802	2,802	2,810
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured loan	S+	4.00%	2.50%	12/2030	33,520	32,957	32,849
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030	513	503	502
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		6/2030	2,435	2,385	2,371
Inovalon Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	2.75%	11/2028	89,165	89,012	87,382
Inovalon Holdings, Inc.(3)(4)(9)	Second lien senior secured loan	S+		8.50%	11/2033	35,833	35,833	32,966
Interoperability Bidco, Inc. (dba Lyniate)(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		3/2028	27,880	27,835	27,735
Modernizing Medicine, Inc. (dba ModMed)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	4/2032	62,479	61,913	62,167
Neptune Holdings, Inc. (dba NexTech)(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2030	30,265	30,136	30,189

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
RL Datix Holdings (USA), Inc.(3)(4)(10)	First lien senior secured loan	S+	5.00%		4/2031	29,817	29,817	29,817
RL Datix Holdings (USA), Inc.(3)(4)(19)	First lien senior secured GBP term loan	SA+	5.00%		4/2031	£13,808	18,634	18,572
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2031	79,922	78,901	79,922
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		5/2031	645	553	645
Zelis Cost Management Buyer, Inc.(3)(8)	First lien senior secured loan	S+	2.75%		9/2029	9,825	9,791	9,719
Zelis Cost Management Buyer, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		11/2031	15,693	15,621	15,557
							686,833	683,607	19.1%
Hotels, Restaurants & Leisure
Birdie Bidco, Inc. (dba Concert Golf Partners)(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2032	24,111	23,992	23,991
Birdie Bidco, Inc. (dba Concert Golf Partners)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.14%		11/2032	436	416	416
Troon Golf, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		8/2028	21,555	21,545	21,555
							45,953	45,962	1.3%
Household Products
WU Holdco, Inc. (dba PurposeBuilt Brands)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		4/2032	19,031	18,984	19,031
							18,984	19,031	0.5%
Industrial Conglomerates
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(9)	First lien senior secured loan	S+	4.75%		1/2031	48,485	48,145	48,485
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.65%		1/2031	971	948	971
							49,093	49,456	1.4%
Insurance
Acrisure, LLC(3)(4)(6)(31)	Unsecured notes	N/A	8.50%		6/2029	3,000	3,000	3,131
Acrisure, LLC(3)(8)(31)	First lien senior secured loan	S+	3.00%		11/2030	10,406	10,406	10,386
Alera Group, Inc.(3)(8)	Second lien senior secured loan	S+	5.50%		5/2033	12,469	12,410	12,691
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		8/2029	41,591	41,208	41,382
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		8/2028	701	673	680
Asurion, LLC(3)(8)	First lien senior secured loan	S+	4.25%		8/2028	2,940	2,926	2,943
Asurion, LLC(3)(8)	Second lien senior secured loan	S+	5.25%		1/2029	29,332	28,208	28,745

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Atlas US Finco, Inc. (dba Nearmap)(3)(4)(8)(31)	First lien senior secured loan	S+	4.75%		12/2029	9,006	8,966	8,961
Diamond Insure Bidco (dba Acturis)(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	3.75%		7/2031	€625	659	734
Diamond Insure Bidco (dba Acturis)(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	4.00%		7/2031	£2,042	2,539	2,746
Galway Borrower LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		9/2028	1,405	1,395	1,405
Integrity Marketing Acquisition, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2028	66,788	66,533	66,788
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2032	32,928	32,765	32,763
Mitchell International, Inc.(3)(8)	Second lien senior secured loan	S+	5.25%		6/2032	7,300	7,269	7,220
One, Inc. Software Corporation(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	37,720	37,533	37,531
Simplicity Financial Marketing Group Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		12/2031	23,988	23,762	23,988
Trucordia Insurance Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	3.25%		6/2032	19,950	19,903	19,800
Trucordia Insurance Holdings, LLC(3)(4)(8)	Second lien senior secured loan	S+	5.75%		6/2033	25,000	24,762	24,938
							324,917	326,832	9.1%
Internet & Direct Marketing Retail
Aurelia Netherlands B.V.(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.75%		5/2031	€25,282	28,575	29,693
							28,575	29,693	0.8%
IT Services
Flexera Software LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2032	41,991	41,856	41,886
Flexera Software LLC(3)(4)(13)	First lien senior secured EUR term loan	E+	4.50%		8/2032	€10,601	12,386	12,419
Kaseya Inc.(3)(8)	First lien senior secured loan	S+	3.00%		3/2032	49,625	49,399	49,630
Kaseya Inc.(3)(8)	Second lien senior secured loan	S+	5.00%		3/2033	15,732	15,648	15,363
Marcel Bidco LLC (dba SUSE)(3)(4)(8)(31)	First lien senior secured loan	S+	3.00%		11/2030	2,573	2,573	2,580
Renaissance Learning, Inc.(3)(8)	First lien senior secured loan	S+	4.00%		4/2030	—	—	—
Saphilux S.a.r.L. (dba IQ-EQ)(3)(10)(31)	First lien senior secured loan	S+	3.00%		7/2028	18,778	18,778	18,883
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)	First lien senior secured loan	S+	2.50%	2.25%	10/2031	65,921	65,367	65,097
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	4.75%		10/2031	2,868	2,799	2,751

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Spaceship Purchaser, Inc. (dba Squarespace)(3)(4)(9)	First lien senior secured loan	S+	3.75%		10/2031	49,989	49,989	49,989
							258,795	258,598	7.2%
Life Sciences Tools & Services
Bamboo US BidCo LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2030	25,774	25,721	25,774
Bamboo US BidCo LLC(3)(4)(14)	First lien senior secured EUR term loan	E+	5.00%		9/2030	€12,431	13,079	14,600
Bamboo US BidCo LLC(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	5.06%		9/2030	2,282	2,259	2,282
Bracket Intermediate Holding Corp.(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2031	20,814	20,610	20,606
Commander Buyer, Inc. (dba CenExel)(3)(4)(9)	First lien senior secured loan	S+	4.75%		6/2032	16,525	16,440	16,525
Creek Parent, Inc. (dba Catalent)(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2031	50,988	50,196	50,733
							128,305	130,520	3.6%
Machinery
Faraday Buyer, LLC (dba MacLean Power Systems)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028	17,697	17,477	17,697
FR Flow Control CB LLC (dba Trillium Flow Technologies)(3)(4)(9)(31)	First lien senior secured loan	S+	5.00%		12/2029	18,150	18,038	18,150
							35,515	35,847	1.0%
Media
Monotype Imaging Holdings Inc.(3)(4)(8)(22)	First lien senior secured loan	S+	5.25%		2/2031	34,362	34,149	34,362
							34,149	34,362	1.0%
Multiline Retail
PDI TA Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		2/2031	17,049	16,846	16,831
							16,846	16,831	0.5%
Pharmaceuticals
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured loan	S+	5.75%		8/2029	10,149	10,006	10,124
							10,006	10,124	0.3%
Professional Services
AQ Carver Buyer, Inc. (dba CoAdvantage)(3)(9)	First lien senior secured loan	S+	5.50%		8/2029	9,775	9,645	9,275
Certinia Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2031	91,899	91,816	91,669
CloudPay, Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	7.50%		7/2029	8,909	8,830	8,575
DCCM, LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2032	14,781	14,642	14,633
EP Purchaser, LLC (dba Entertainment Partners)(3)(9)	First lien senior secured loan	S+	4.50%		11/2028	4,221	4,122	3,005

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Gerson Lehrman Group, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2028	47,120	46,883	47,120
Horizon Avionics Buyer, LLC (dba Acron Aviation)(3)(4)(9)	First lien senior secured loan	S+	4.75%		3/2032	15,385	15,309	15,308
Horizon Avionics Buyer, LLC (dba Acron Aviation)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.39%		3/2032	564	548	548
Motus Group, LLC(3)(9)	First lien senior secured loan	S+	3.75%		12/2028	12,280	12,280	12,209
OneDigital Borrower LLC(3)(8)	Second lien senior secured loan	S+	5.25%		7/2032	3,700	3,684	3,726
Proofpoint, Inc.(3)(9)	First lien senior secured loan	S+	3.00%		8/2028	4,438	4,434	4,457
Proofpoint, Inc.(3)(4)(9)	Second lien senior secured loan	S+	5.75%		12/2033	19,065	18,875	19,065
Proofpoint, Inc.(3)(4)(14)	Second lien senior secured loan	E+	5.75%		12/2033	€16,678	18,858	19,588
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured loan	S+	6.50%		5/2028	25,211	25,177	25,211
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR delayed draw term loan	E+	7.25%		5/2028	€98	105	115
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.50%		5/2028	692	690	692
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	6.94%		5/2028	483	483	483
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR term loan	E+	6.75%		5/2028	€4,305	4,673	5,056
Sovos Compliance, LLC(3)(8)	First lien senior secured loan	S+	3.25%		8/2029	8,323	8,323	8,343
TK Operations Ltd (dba Travelperk, Inc.)(3)(4)(6)(31)	First lien senior secured loan	N/A		11.50%	5/2029	15,950	15,037	15,471
Vensure Employer Services, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	39,008	38,673	38,618
							343,087	343,167	9.6%
Real Estate Management & Development
Entrata, Inc.(3)(4)(8)	First lien senior secured loan	S+	3.00%		9/2032	32,500	32,421	32,663
RealPage, Inc.(3)(9)	First lien senior secured loan	S+	3.00%		4/2028	7,885	7,812	7,874
RealPage, Inc.(3)(9)	First lien senior secured loan	S+	3.75%		4/2028	9,039	8,994	9,059
							49,227	49,596	1.4%
Specialty Retail
McQueen Bidco PTY LTD. (dba Infomedia)(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		12/2032	34,002	34,002	33,917

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
OECONNECTION LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		12/2032	17,228	17,142	17,142
							51,144	51,059	1.4%
Systems Software
Activate Holdings (US) Corp. (dba Absolute Software)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2030	48,333	48,178	48,333
Appfire Technologies, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		3/2028	14,686	14,656	14,686
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(3)(4)(8)	First lien senior secured loan	S+	6.00%		3/2031	25,651	25,344	25,651
Barracuda Parent, LLC(3)(9)	First lien senior secured loan	S+	4.50%		8/2029	30,673	30,139	24,759
Barracuda Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	6.50%		8/2029	20,442	19,919	17,989
Barracuda Parent, LLC(3)(4)(9)	Second lien senior secured loan	S+	7.00%		8/2030	55,875	54,726	40,509
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2028	49,403	49,396	49,403
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2027	1,018	1,008	1,018
Cloud Software Group, Inc.(3)(9)	First lien senior secured loan	S+	3.25%		3/2031	27,398	27,398	27,420
Cloud Software Group, Inc.(3)(9)	First lien senior secured loan	S+	3.25%		8/2032	21,673	21,673	21,686
Clover Holdings 2, LLC (dba Cohesity)(3)(8)	First lien senior secured loan	S+	3.96%		12/2031	13,379	13,244	13,367
ConnectWise, LLC(3)(9)	First lien senior secured loan	S+	3.50%		9/2028	5,749	5,711	5,638
Crewline Buyer, Inc. (dba New Relic)(3)(4)(9)	First lien senior secured loan	S+	6.75%		11/2030	94,034	92,946	93,329
Databricks, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.50%		1/2031	48,571	48,349	48,571
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(8)	First lien senior secured loan	S+	2.75%		11/2029	7,692	7,692	7,646
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(8)	Second lien senior secured loan	S+	5.25%		11/2030	39,075	38,824	38,442
Forescout Technologies, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		5/2032	2,785	2,777	2,771
KnowBe4, Inc.(3)(9)	First lien senior secured loan	S+	3.75%		7/2032	16,000	15,962	15,990
Ping Identity Holding Corp.(3)(9)	First lien senior secured loan	S+	2.75%		11/2032	20,000	19,951	20,026
Project Alpha Intermediate Holding, Inc. (dba Qlik)(3)(9)	First lien senior secured loan	S+	3.25%		10/2030	19,490	19,449	19,447
Securonix, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	3.75%	4/2029	20,537	20,432	18,534
Sitecore Holding III A/S(3)(4)(9)	First lien senior secured loan	S+	7.00%		3/2029	5,126	5,103	5,126

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Sitecore Holding III A/S(3)(4)(14)	First lien senior secured EUR term loan	E+	7.00%		3/2029	€29,564	31,156	34,721
Sitecore USA, Inc.(3)(4)(9)	First lien senior secured loan	S+	7.00%		3/2029	30,902	30,767	30,902
Sophos Holdings, LLC(3)(8)(31)	First lien senior secured loan	S+	3.50%		3/2027	2,717	2,699	2,716
Talon MidCo 2 Limited(3)(4)(8)(31)	First lien senior secured loan	S+	4.93%		8/2028	32,777	32,453	32,777
Tricentis Operations Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	1.38%	4.88%	2/2032	62,252	61,713	61,629
							741,665	723,086	20.2%
Water Utilities
Vessco Midco Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		7/2031	9,346	9,268	9,346
Vessco Midco Holdings, LLC(3)(4)(10)	First lien senior secured loan	S+	4.50%		7/2031	3,190	3,174	3,190
Vessco Midco Holdings, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		7/2031	2,575	2,551	2,575
							14,993	15,111	0.4%
Wireless Telecommunication Services
CCI BUYER, INC. (dba Consumer Cellular)(3)(4)(9)	First lien senior secured loan	S+	5.00%		5/2032	32,515	32,212	32,515
							32,212	32,515	0.9%
Total non-controlled/non-affiliated debt investments							$5,841,528	$5,820,713	162.6%
Total non-controlled/non-affiliated misc. debt commitments(22)(23)(Note 8)							$(2,881)	$(1,946)	(0.1)%
Total non-controlled/non-affiliated portfolio company debt investments							$5,838,647	$5,818,767	162.5%
Equity Investments
Application Software
AlphaSense, LLC(3)(4)(29)(30)	Series E Preferred Shares	N/A			N/A	480,362	4,342	5,989
Project Alpine Co-Invest Fund, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	$6,667	6,671	8,755
Simpler Postage, Inc. (dba Easypost)(3)(4)(29)(30)	Warrants	N/A			N/A	68,396	861	743
Valor Compute Infrastructure L.P.(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	$963	963	962
VCI Intermediate TopCo 1 LLC(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	$2,750	2,751	2,750
Zoro TopCo, Inc.(3)(4)(9)(30)	Series A Preferred Equity	S+		9.50%	N/A	2,662	3,847	3,956
Zoro TopCo, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	671,414	6,714	7,536
							26,149	30,691	0.9%
Capital Markets
Snowbird Manager LP(3)(5)(29)(30)(31)	Limited Partner Interest	N/A			N/A	393,246	2,113	2,106
							2,113	2,106	0.1%

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Commercial Services & Supplies
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class A Units	N/A			N/A	3,127	3,127	3,127
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class B Units	N/A			N/A	3,127,449	—	—
							3,127	3,127	0.1%
Diversified Financial Services
Brex, Inc.(3)(4)(29)(30)	Class A Units	N/A			N/A	2,037,504	15,004	14,996
							15,004	14,996	0.4%
Health Care Equipment & Supplies
KPCI Co-Invest 2, L.P.(3)(4)(29)(30)(31)	Class A Units	N/A			N/A	368,732	3,687	3,687
							3,687	3,687	0.1%
Health Care Providers & Services
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(29)(30)	Class A Interest	N/A			N/A	317	3,171	4,401
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(3)(4)(6)(30)	Series A Preferred Stock	N/A		15.00%	N/A	4,419	5,871	4,922
							9,042	9,323	0.3%
Health Care Technology
Minerva Holdco, Inc.(3)(4)(6)(30)	Senior A Preferred Stock	N/A		10.75%	N/A	40,000	60,230	60,256
ModMed Software Midco Holdings, Inc. (dba ModMed)(3)(4)(6)(30)	Series A Preferred Units	N/A		13.00%	N/A	13,733	14,608	14,727
Orange Blossom Parent, Inc.(3)(4)(29)(30)	Common Units	N/A			N/A	16,667	1,667	1,720
							76,505	76,703	2.1%
Insurance
Accelerate Topco Holdings, LLC(3)(4)(29)(30)	Common Units	N/A			N/A	12,822	354	566
Hockey Parent Holdings, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	7,500	7,500	9,448
							7,854	10,014	0.3%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(3)(4)(10)(30)	Perpetual Preferred Stock	S+		10.75%	N/A	31,500	43,546	43,294
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Preferred equity	N/A			N/A	$3,346	3,346	3,346
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	5,871	2,230	2,230
							49,122	48,870	1.4%

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Life Sciences Tools & Services
Baypine Commander Co-Invest, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	904	909	990
							909	990	—%
Pharmaceuticals
XOMA Corporation(3)(4)(29)(30)	Warrants	N/A			N/A	4,200	29	40
							29	40	—%
Professional Services
CloudPay, Inc.(3)(4)(6)(30)(31)	Series E Preferred Stock	N/A		13.50%	N/A	31,770	8,237	8,237
TravelPerk, Inc.(3)(4)(29)(30)(31)	Warrants	N/A			N/A	76,878	985	1,706
Vestwell Holdings Inc.(3)(4)(29)(30)	Series D Preferred Stock	N/A			N/A	152,175	3,020	3,323
							12,242	13,266	0.4%
Systems Software
Chrome Investors LP(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	$8,754	8,757	8,754
Elliott Alto Co-Investor Aggregator L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	7,836	7,887	17,983
Halo Purchaser, LLC(3)(4)(6)(30)	Class B PIK Preferred Equity	N/A		6.00%	N/A	10,000	14,188	9,242
Halo Purchaser, LLC(3)(4)(29)(30)	Class H Warrant Units	N/A			N/A	16,825	422	422
Project Hotel California Co-Invest Fund, L.P.(3)(29)(30)(31)	LP Interest	N/A			N/A	$6,712	6,684	10,925
Veeam Software Group(3)(4)(29)(30)	Series C Preferred Shares	N/A			N/A	1,850,573	13,708	13,708
							51,646	61,034	1.7%
Total non-controlled/non-affiliated portfolio company equity investments							$257,429	$274,847	7.7%
Total non-controlled/non-affiliated portfolio company investments							$6,096,076	$6,093,614	170.2%
Non-controlled/affiliated portfolio company equity investments
Equity Investments
Asset Based Lending and Fund Finance
Blue Owl Cross-Strategy Opportunities LLC(3)(5)(24)(26)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	25,250	25,250	25,203
							25,250	25,203	0.7%

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Pharmaceuticals
LSI Financing 1 DAC(3)(4)(24)(30)(31)	Specialty finance equity investment	N/A			N/A	2,658	2,690	2,623
LSI Financing LLC(3)(5)(22)(24)(26)(30)(31)	Specialty finance equity investment	N/A			N/A	58,262	58,262	61,563
							60,952	64,186	1.8%
Total non-controlled/affiliated portfolio company equity investments							$86,202	$89,389	2.5%
Controlled/affiliated portfolio company investments
Equity Investments
Joint Ventures
Blue Owl Credit SLF LLC(3)(5)(24)(26)(30)(31)	LLC Interest	N/A			N/A	14,293	14,295	14,104
Blue Owl Leasing LLC(3)(5)(24)(26)(30)(31)	LLC Interest	N/A			N/A	2,233	2,233	2,232
Stripe Blue Owl Holdings LLC(3)(5)(24)(26)(29)(30)(31)	LLC Interest	N/A			N/A	7,797	7,797	7,797
							24,325	24,133	0.7%
Total controlled/affiliated portfolio company equity investments							$24,325	$24,133	0.7%
Total Investments							$6,206,603	$6,207,136	173.4%
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 30 for additional information on our restricted securities.
(2)The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(3)Represent a co-investment made with the Company's affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See “Note 3 — Agreements and Related Party Transactions.”
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
(8)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2025 was 3.69%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2025 was 3.65%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2025 was 3.57%.
(11)The interest rate on these loans is subject to 12 month SOFR, which as of December 31, 2025 was 3.42%.
(12)The interest rate on these loans is subject to Prime, which as of December 31, 2025 was 6.75%.
(13)The interest rate on these loans is subject to 1 month EURIBOR, which as of December 31, 2025 was 1.94%
(14)The interest rate on these loans is subject to 3 month EURIBOR, which as of December 31, 2025 was 2.03%.
(15)Reserved.
(16)Reserved.
(17)Reserved.
(18)Reserved.
(19)The interest rate on these loans is subject to SONIA, which as of December 31, 2025 was 3.73%.
(20)Reserved.
(21)Reserved.
(22)Position or portion thereof is a partially unfunded debt or equity commitment. See “Note 8 — Commitments and Contingencies.”

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Non-controlled/non-affiliated - debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$22,237	$—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	1,240	4,270	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	4,064	(10)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	6/2026	4,308	197	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	2/2027	—	3,861	(10)
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	2/2027	—	4,164	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	6/2026	—	2,688	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	2,703	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	2,192	3,981	—
Associations, Inc.	First lien senior secured delayed draw term loan	2/2027	7,006	5,595	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	11/2026	2,282	461	—
Birdie Bidco, Inc. (dba Concert Golf Partners)	First lien senior secured delayed draw term loan	11/2027	—	7,000	(18)
Bracket Intermediate Holding Corp.	First lien senior secured delayed draw term loan	10/2027	—	4,803	(24)
BusinessSolver.com, Inc.	First lien senior secured delayed draw term loan	12/2027	—	2,462	(6)
Cambrex Corporation	First lien senior secured delayed draw term loan	3/2027	—	2,041	—
Cambrex Corporation	First lien senior secured delayed draw term loan	9/2026	—	3,827	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	4,518	—
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	11/2027	—	8,004	—
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	11/2027	—	9,072	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	6/2027	—	70	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	6/2026	1,005	1,231	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	1/2027	56	4,422	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	5,741	6,661	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2027	—	1,223	(6)
Databricks, Inc.	First lien senior secured delayed draw term loan	7/2026	—	10,929	—
Databricks, Inc.	First lien senior secured delayed draw term loan	7/2026	—	12,252	—
DCCM, LLC	First lien senior secured delayed draw term loan	6/2027	—	7,246	(36)
Eagan Parent, Inc. (dba Elite)	First lien senior secured delayed draw term loan	9/2027	—	2,666	(7)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	1/2027	2,045	511	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured delayed draw term loan	1/2027	1,327	8,150	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured delayed draw term loan	6/2027	—	2,875	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	3,667	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	1,268	4,942	—
Gusto, Inc.	First lien senior secured delayed draw term loan	11/2027	—	19,795	—
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	12/2027	—	5,762	(29)

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	6/2027	—	5,762	(29)
Horizon Avionics Buyer, LLC (dba Acron Aviation)	First lien senior secured delayed draw term loan	11/2027	—	6,410	(16)
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	4,244	—
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	First lien senior secured delayed draw term loan	11/2028	—	5,550	(14)
Jellyfish Bidco Limited (dba JTC)	First lien senior secured GBP delayed draw term loan	11/2028	—	2,071	—
Jellyfish Bidco Limited (dba JTC)	First lien senior secured EUR term loan	11/2032	—	1,658	—
Jellyfish Bidco Limited (dba JTC)	First lien senior secured GBP term loan	11/2032	—	1,899	—
Jellyfish US Finco, Inc. (dba JTC)	First lien senior secured loan	11/2032	—	11,371	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured delayed draw term loan	8/2027	7,657	173	—
Lighthouse Buyer, Inc. (dba Harbor Compliance)	First lien senior secured delayed draw term loan	12/2028	—	6,146	(31)
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	10,288	907	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	4,709	—
ManTech International Corporation	First lien senior secured delayed draw term loan	2/2026	—	1,247	—
ML Holdco, Inc. (dba Meridian Link)	First lien senior secured delayed draw term loan	10/2027	—	12,309	(31)
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	728	2,109	—
OECONNECTION LLC	First lien senior secured delayed draw term loan	12/2028	—	10,109	(25)
OneOncology, LLC	First lien senior secured delayed draw term loan	10/2027	6,055	16,610	—
One, Inc. Software Corporation	First lien senior secured delayed draw term loan	12/2027	—	7,254	(18)
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	4/2026	—	14,411	—
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	4/2026	499	822	—
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	10/2027	—	12,324	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	6,725	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	7,734	—
Sentinel Buyer Corp. (dba SimpliSafe)	First lien senior secured delayed draw term loan	11/2027	—	5,372	(27)
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	2,868	10,756	—
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	6/2026	2,957	15,242	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	2,720	2,981	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	—	6,211	(8)
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	9,691	—
Themis Solutions Inc. (dba Clio)	First lien senior secured delayed draw term loan	10/2027	—	15,600	(156)
Tricentis Operations Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	11,994	(60)
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	1,546	1,562	—
Unit4 Group Holding B.V.	First lien senior secured EUR delayed draw term loan	1/2030	—	2,439	—
Unit4 Group Holding B.V.	First lien senior secured EUR term loan	1/2033	—	26,019	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	5/2028	—	3,101	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	2,575	540	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	9/2026	—	625	(3)
W.A. Kendall and Company, LLC	First lien senior secured delayed draw term loan	12/2026	1,591	6,670	—

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured delayed draw term loan	4/2027	—	4,611	—
Zendesk, Inc.	First lien senior secured delayed draw term loan	5/2026	—	5,021	—
Accommodations Plus Technologies LLC	First lien senior secured revolving loan	5/2032	—	3,200	(48)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	3,011	—
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	9,220	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	3,443	(34)
Alera Group, Inc.	First lien senior secured revolving loan	5/2030	—	1,250	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	701	3,503	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	6,481	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	971	2,428	—
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2028	350	1,283	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	1,930	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	—	4,115	—
Arrow Borrower 2025, Inc. (dba AvidXchange)	First lien senior secured revolving loan	10/2032	—	1,920	(10)
Atlas Borrower, LLC (dba Anovo)	First lien senior secured revolving loan	9/2032	—	3,632	(36)
Atlas US Finco, Inc. (dba Nearmap)	First lien senior secured revolving loan	12/2028	—	948	(5)
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	2,850	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	4,103	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	1,018	3,086	—
BCPE Pequod Buyer, Inc. (dba Envestnet)	First lien senior secured revolving loan	11/2029	—	3,616	—
Birdie Bidco, Inc. (dba Concert Golf Partners)	First lien senior secured revolving loan	11/2032	436	3,453	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	12/2028	5,034	3,776	—
BusinessSolver.com, Inc.	First lien senior secured revolving loan	12/2032	—	1,097	(5)
Bracket Intermediate Holding Corp.	First lien senior secured revolving loan	10/2031	—	2,001	(20)
Bristol Hospice L.L.C.	First lien senior secured revolving loan	8/2032	—	1,742	—
By Light Professional IT Services LLC	First lien senior secured revolving loan	7/2031	—	1,056	(16)
Cambrex Corporation	First lien senior secured revolving loan	3/2032	102	1,684	—
CCI BUYER, INC. (dba Consumer Cellular)	First lien senior secured revolving loan	5/2032	—	1,903	—
Certinia Inc.	First lien senior secured revolving loan	8/2031	—	8,101	(20)
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	3,012	—
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	54	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	7,376	(37)
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	1,119	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	9,434	(71)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	10,311	—
DCCM, LLC	First lien senior secured revolving loan	6/2032	—	2,899	(29)
Deerfield Dakota Holdings	First lien senior secured revolving loan	9/2032	—	5,293	(26)

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)	First lien senior secured revolving loan	8/2032	—	4,091	(61)
Dragonfly Health, Inc. (f/k/a StateServ Acquisition, Inc.)	First lien senior secured revolving loan	11/2030	—	1,187	—
Eagan Parent, Inc. (dba Elite)	First lien senior secured revolving loan	9/2032	—	1,422	(7)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	430	—
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	4,462	(33)
EresearchTechnology, Inc. (dba Clario)	First lien senior secured revolving loan	10/2031	—	4,738	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured revolving loan	6/2032	—	2,875	(14)
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	258	1,957	—
Flexera Software LLC	First lien senior secured revolving loan	8/2032	—	2,695	(7)
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2031	—	215	(1)
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	—	3,000	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	137	646	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2028	—	2,391	—
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	1,645	—
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured revolving loan	6/2032	—	6,483	(65)
Horizon Avionics Buyer, LLC (dba Acron Aviation)	First lien senior secured revolving loan	3/2032	564	2,641	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	1,919	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	1,957	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	2,435	769	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	3,152	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	261	1,043	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2028	—	9,060	—
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	First lien senior secured revolving loan	11/2032	—	4,884	(24)
Jellyfish Bidco Limited (dba JTC)	First lien senior secured multi-currency revolving loan	11/2032	—	3,452	—
Jeppesen Holdings, LLC	First lien senior secured multi-currency revolving loan	10/2032	—	1,009	(8)
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	1,324	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	7,172	(18)
Lighthouse Buyer, Inc. (dba Harbor Compliance)	First lien senior secured revolving loan	12/2031	246	983	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	2,680	—
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	5,806	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	5,590	—
McQueen Bidco PTY LTD. (dba Infomedia)	First lien senior secured revolving loan	12/2032	—	5,710	(14)
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	141	1,554	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	5,540	—
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	5,759	(29)

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	4,268	—
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	4,118	(10)
OECONNECTION LLC	First lien senior secured revolving loan	12/2032	—	2,662	(13)
OneOncology, LLC	First lien senior secured revolving loan	6/2029	—	7,640	—
One, Inc. Software Corporation	First lien senior secured revolving loan	12/2032	—	2,902	(15)
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	10/2032	—	9,015	(45)
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	986	359	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	537	4,835	—
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	2,990	(7)
Plasma Buyer LLC (dba PathGroup)*	First lien senior secured revolving loan	5/2028	1,978	—	—
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	5,000	—
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	3,854	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	5,888	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	645	7,090	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	—	3,559	(347)
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	692	1,385	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	—	8,173	(102)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	2,857	—
Smarsh Inc.	First lien senior secured revolving loan	2/2029	1,274	2,021	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	8,076	—
Talon MidCo 2 Limited	First lien senior secured revolving loan	8/2028	—	2,738	—
Themis Solutions Inc. (dba Clio)	First lien senior secured revolving loan	10/2032	—	13,000	(130)
Tricentis Operations Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	7,496	(75)
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	1,562	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	5/2029	—	2,106	—
Unit4 Group Holding B.V.	First lien senior secured EUR revolving loan	1/2033	—	3,252	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	1,038	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	—	4,468	—
W.A. Kendall and Company, LLC	First lien senior secured revolving loan	4/2030	636	499	—
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured revolving loan	4/2032	123	1,311	—
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	6,026	—
Total non-controlled/non-affiliated - debt commitments			$87,479	$824,098	$(1,946)

Non-controlled/non-affiliated - equity commitments
Chrome Investors LP	LP Interest	N/A	$8,754	$2,189	$—
Valor Compute Infrastructure L.P.	LP Interest	N/A	963	1,788	—
Total non-controlled/non-affiliated - equity commitments			$9,717	$3,977	$—

Non-controlled/affiliated - equity commitments
LSI Financing LLC	Specialty finance equity investment	N/A	$58,262	$31,038	$—

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Total non-controlled/affiliated - equity commitments			$58,262	$31,038	$—

Total Portfolio Company Commitments			$155,458	$859,113	$(1,946)
*Fully funded
(23)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.
(24)As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the year ended December 31, 2025, were as follows:

Company	Fair Value at December 31, 2024	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Fair Value at December 31, 2025	Interest Income	Dividend Income	Other Income
Non-controlled Affiliates
LSI Financing 1 DAC	$3,102	$—	$(395)	$(84)	$2,623	$—	$219	$—
LSI Financing LLC	21,110	67,932	(30,415)	2,936	61,563	—	2,718	—
Blue Owl Cross-Strategy Opportunities LLC	—	25,254	(4)	(47)	25,203	—	165	—
Total Non-controlled Affiliates	$24,212	$93,186	$(30,814)	$2,805	$89,389	$—	$3,102	$—

Company	Fair Value at December 31, 2024	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Fair Value at December 31, 2025	Interest Income	Dividend Income	Other Income
Controlled Affiliates
Blue Owl Credit SLF(c)	$954	$13,346	$—	$(196)	$14,104	$—	$628	$—
Blue Owl Leasing LLC(c)	—	2,233	—	(1)	2,232	—	—	—
Stripe Blue Owl Holdings LLC	—	7,797	—	—	7,797	—	—	—
Total Controlled Affiliates	$954	$23,376	$—	$(197)	$24,133	$—	$628	$—
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
(c)For further description of the Company’s investment in Blue Owl Credit SLF LLC (“Credit SLF”) and Blue Owl Leasing LLC (“Blue Owl Leasing”), see “Note 4 — Investments.”
(25)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Company’s Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”) and credit facilities to which certain of the Company’s subsidiaries are parties (the “SPV Asset Facilities” and the “CLOs”). See “Note 5 — Debt.”
(26)Investment is not pledged as collateral for the credit facilities.
(27)As of December 31, 2025, the net estimated unrealized gain for U.S. federal income tax purposes was $52.3 million based on a tax cost basis of $6.2 billion. As of December 31, 2025, the aggregate gross unrealized losses for U.S federal income tax purposes was $7.3 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $59.6 million.
(28)Loan was on non-accrual status as of December 31, 2025.
(29)Investment is non-income producing.
(30)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $388.4 million or 10.8% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)

Portfolio Company	Investment	Acquisition Date
Accelerate Topco Holdings, LLC	Common Units	September 01, 2022
AlphaSense, LLC	Series E Preferred Shares	June 27, 2024
Baypine Commander Co-Invest, LP	LP Interest	June 24, 2025
Blue Owl Credit SLF LLC**	LLC Interest	August 01, 2024
Blue Owl Cross-Strategy Opportunities LLC*	Specialty finance equity investment	August 20, 2025
Blue Owl Leasing LLC**	LLC Interest	June 30, 2025
Brex, Inc.	Class A Units	August 15, 2025
Chrome Investors LP	LP Interest	January 25, 2025
CloudPay, Inc.	Series E Preferred Stock	July 31, 2024
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Halo Purchaser, LLC	Class B PIK Preferred Equity	December 19, 2025
Halo Purchaser, LLC	Class H Warrant Units	December 19, 2025
Hockey Parent Holdings, L.P.	Class A Common Units	September 14, 2023
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 23, 2022
KPCI Co-Invest 2, L.P.	Class A Units	October 15, 2025
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	December 12, 2023
LSI Financing 1 DAC*	Specialty finance equity investment	December 14, 2022
LSI Financing LLC*	Specialty finance equity investment	November 25, 2024
Minerva Holdco, Inc.	Senior A Preferred Stock	May 02, 2022
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	April 30, 2025
Nscale Global Holdings Limited	Preferred equity	September 29, 2025
Nscale Global Holdings Limited	Series B Preferred Shares	September 29, 2025
Orange Blossom Parent, Inc.	Common Units	July 29, 2022
Project Alpine Co-Invest Fund, LP	LP Interest	June 10, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 09, 2022
Rome Topco Holdings, LLC (dba SimpliSafe)	Class A Units	November 06, 2025
Rome Topco Holdings, LLC (dba SimpliSafe)	Class B Units	November 06, 2025
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
Simpler Postage, Inc. (dba Easypost)	Warrants	June 11, 2024
Snowbird Manager LP	Limited Partner Interest	December 18, 2025
Stripe Blue Owl Holdings LLC*	LLC Interest	December 09, 2025
TravelPerk, Inc.	Warrants	May 02, 2024
Valor Compute Infrastructure L.P.	LP Interest	October 03, 2025
VCI Intermediate TopCo 1 LLC	Class B Units	November 17, 2025
Veeam Software Group	Series C Preferred Shares	December 08, 2025
Vestwell Holdings Inc.	Series D Preferred Stock	December 20, 2023
XOMA Corporation	Warrants	December 15, 2023
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
* Refer to “Note 3 — Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies.”
** Refer to “Note 4 — Investments – Credit SLF LLC and Blue Owl Leasing” for further information.
(31)     The portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2025, non-qualifying assets represented 13.6% of total assets as calculated in accordance with the regulatory requirements.
(32)     Reserved.

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)

(33)     Reserved.
(34)     Blue Owl Cross-Strategy Opportunities LLC (“BOCSO”) was formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of December 31, 2025, the portfolio consists of three investments totaling $0.5 billion at cost and fair value, respectively, ranging in cost from $24.8 million to $304.4 million and with a fair value ranging from $24.8 million to $303.9 million. The largest investment is 62% of the total cost of BOCSO's portfolio. As of December 31, 2025 the portfolio asset class composition was 62% ABF - Specialty finance, 33% ABF - Leasing, and 5% ABF - Commercial Real Estate.

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

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share and per share amounts)

Company(1)(2)(19)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets(5)
Total non-controlled/non-affiliated portfolio company equity investments					$217,633	$223,622	7.4%
Total non-controlled/non-affiliated portfolio company investments					$5,165,145	$5,180,006	172.2%
Non-controlled/affiliated portfolio company investments(21)
Equity Investments
Pharmaceuticals
LSI Financing 1 DAC(16)(20)(21)(22)	Preferred equity	N/A	N/A	3,052	3,084	3,102	0.1%
LSI Financing LLC(16)(20)(21)(22)(26)(27)	Common Equity	N/A	N/A	20,746	20,747	21,110	0.7%
					23,831	24,212	0.8%
Total non-controlled/affiliated portfolio company investments					$23,831	$24,212	0.8%
Controlled/affiliated portfolio company investments(25)
Equity Investments
Joint Ventures
Blue Owl Credit SLF LLC(20)(22)(25)(26)(27)	LLC Interest	N/A	N/A	900	949	954	—%
Total controlled/affiliated portfolio company investments					$949	$954	—%

Total non-controlled/non-affiliated misc. debt commitments(16)(28)(Note 8)					$(2,826)	$(1,374)	—%
Total Investments					$5,187,099	$5,203,798	173.0%
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Unless otherwise indicated, all investments are considered Level 3 investments. See Note 6 — Fair Value of Investments.
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
(14)Level 2 investment.
(15)Contains a fixed rate structure.
(16)Position or portion thereof is a partially unfunded debt or equity commitment. See “Note 8 — Commitments and Contingencies.”

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(28)
Non-controlled/non-affiliated - delayed draw debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	—	$22,237	$(18)

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share and per share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(28)
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	—	5,509	(28)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	4,064	(41)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	12/2025	—	4,010	(40)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	6/2026	2,202	2,339	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	3/2025	—	5,562	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	6/2026	—	2,688	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	1/2026	—	1,589	(1)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	2,703	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	857	4,279	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	11/2026	—	5,486	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	3/2025	1,818	1,258	—
BTRS HOLDINGS INC. (dba Billtrust)	First lien senior secured delayed draw term loan	12/2028	194	1	—
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	2/2026	—	22,991	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	8/2025	—	70	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	9/2025	—	3,806	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	6/2026	—	2,239	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2026	—	2,912	(7)
Databricks, Inc.	First lien senior secured delayed draw term loan	7/2026	—	10,929	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	4/2026	—	2,557	—
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11/2025	—	1,896	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	3,667	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	8/2025	34	336	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	2/2026	26	66	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	112	6,105	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	256	4,229	—
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	1/2025	—	1,780	—
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	4/2026	—	1,954	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	9,420	—
Kaseya Inc.	First lien senior secured delayed draw term loan	6/2025	790	3,013	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	5,306	5,994	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	4,709	(12)
ManTech International Corporation	First lien senior secured delayed draw term loan	6/2025	—	6,698	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	5/2026	—	9,006	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	663	2,183	—
OneOncology, LLC	First lien senior secured delayed draw term loan	10/2026	7,179	7,107	—
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	2/2026	1,707	1,350	—
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	5/2026	7,395	2,471	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	5,120	(166)
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	9/2025	502	126	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5/2026	7,231	13,064	—

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share and per share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(28)
Raven Acquisition Holdings, LLC (dba R1 RCM)	First lien senior secured delayed draw term loan	10/2026	—	1,667	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	6,725	—
Rubrik, Inc.	First lien senior secured delayed draw term loan	6/2028	6,194	343	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	7,734	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	9/2025	80	403	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	9/2025	17	84	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	—	13,622	(68)
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	6/2026	429	17,996	(26)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	—	5,714	(29)
Smarsh Inc.	First lien senior secured delayed draw term loan	2/2025	3,333	3,333	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2026	—	4,038	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	9,691	(24)
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	1,562	1,562	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	820	2,295	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	9/2026	45	6,878	—
Zendesk, Inc.	First lien senior secured delayed draw term loan	11/2025	—	14,633	—
Non-controlled/non-affiliated-debt (Revolvers)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	3,011	—
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	9,220	(23)
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	3,443	(34)
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	—	2,273	(11)
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	6,481	—
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2028	117	1,516	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	—	2,913	(7)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	1,930	(10)
Associations, Inc.	First lien senior secured revolving loan	7/2028	2,058	2,058	—
Avalara, Inc.	First lien senior secured revolving loan	10/2028	—	2,273	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	2,850	(21)
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	4,103	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	—	4,104	—
BCPE Pequod Buyer, Inc. (dba Envestnet)	First lien senior secured revolving loan	11/2029	—	3,616	(18)
BTRS HOLDINGS INC. (dba Billtrust)	First lien senior secured revolving loan	12/2028	92	154	—
Certinia Inc.	First lien senior secured revolving loan	8/2029	—	5,882	—
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	54	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	7,376	(129)
Cresset Capital Management, LLC	First lien senior secured revolving loan	6/2029	—	1,119	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	9,434	(118)

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share and per share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(28)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	7,280	(18)
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3/2029	—	91	(1)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	430	—
Entrata, Inc.	First lien senior secured revolving loan	7/2028	—	3,941	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	—	2,215	—
Finastra USA, Inc.	First lien senior secured revolving loan	9/2029	3,898	2,369	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2030	—	176	(1)
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	—	3,000	(23)
Fullsteam Operations, LLC	First lien senior secured revolving loan	11/2029	—	37	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	66	718	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2027	—	2,391	(6)
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	1,645	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	1,919	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	1,957	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	1,153	2,050	—
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	7/2029	—	5,934	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	3,152	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	68	1,237	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2027	1,805	7,255	—
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	1,324	—
Kaseya Inc.	First lien senior secured revolving loan	6/2029	1,023	3,038	—
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	6,202	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	2,680	(7)
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	5,806	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	5,590	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	1,695	(13)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	5,540	(28)
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	4,268	(11)
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	4,118	—
OneOncology, LLC	First lien senior secured revolving loan	6/2029	—	2,857	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	2/2029	—	534	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	—	1,345	(13)
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	5,373	(228)
Phantom Purchaser, Inc.	First lien senior secured revolving loan	9/2031	—	1,140	(9)
Ping Identity Holding Corp.	First lien senior secured revolving loan	10/2028	—	4,390	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	5/2028	1,059	832	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	5/2030	536	3,750	—
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	3,854	(10)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	744	5,144	—

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share and per share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(28)
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	8/2028	—	10,896	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	7,734	(19)
Securonix, Inc.	First lien senior secured revolving loan	4/2028	80	3,479	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	1,345	732	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	—	8,173	(82)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	2,857	(29)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	107	160	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	8,076	(40)
Talon MidCo 2 Limited	First lien senior secured revolving loan	8/2028	—	1,369	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	4/2027	—	1,071	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	1,562	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	5/2029	—	2,106	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	1,038	(5)
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	1,090	3,378	—
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	6,026	—
Non-controlled/affiliated - equity commitments
LSI Financing LLC	Common Equity	N/A	20,746	446	—
Total Portfolio Company Commitments			$84,739	$544,431	$(1,374)
(17)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(18)Investment is non-income producing.
(19)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Company’s Amended and Restated Senior Secured Revolving Credit Agreement (the “Revolving Credit Facility”) and credit facilities to which certain of the Company’s subsidiaries are parties (the “SPV Asset Facilities” and the “CLOs”). See “Note 5 — Debt.”
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
* Refer to Note 3 — Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies.
** Refer to Note 4 — Investments - Credit SLF LLC for further information.
(23)     Unless otherwise indicated, all investments represent a co-investment made with the Company's affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 — Agreements and Related Party Transactions.
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
(c)For further description of the Company’s investment in Blue Owl Credit SLF LLC (“Credit SLF”), see “Note 4 — Investments.”
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

Table of Contents
Blue Owl Technology Income Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$296,922	$262,273	$157,783
Net change in unrealized gain (loss)	(31,312)	(384)	31,885
Net realized gain (loss)	18,487	(7,271)	(421)
Net Increase (Decrease) in Net Assets Resulting from Operations	284,097	254,618	189,247
Distributions
Class S	(70,847)	(53,286)	(24,054)
Class D	(1,692)	(1,375)	(1,323)
Class I	(223,553)	(194,916)	(112,688)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(296,092)	(249,577)	(138,065)
Capital Share Transactions
Class S:
Issuance of common shares	234,637	321,273	294,629
Share transfers between classes(1)	(12,196)	(12,157)	—
Repurchase of common shares	(44,274)	(29,934)	(3,535)
Reinvestment of shareholders' distributions	40,609	27,338	11,569
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	218,776	306,520	302,663
Class D:
Issuance of shares of common stock	6,177	2,882	24,759
Share transfers between classes(1)	—	(13,605)	—
Repurchase of common shares	(825)	(858)	(102)
Reinvestment of shareholders' distributions	465	451	411
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	5,817	(11,130)	25,068
Class I:
Issuance of shares of common stock	543,983	914,333	603,307
Share transfers between classes(1)	12,196	25,762	—
Repurchase of common shares	(290,602)	(190,363)	(134,795)
Reinvestment of shareholders' distributions	93,893	76,314	44,681
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	359,470	826,046	513,193
Total Increase (Decrease) in Net Assets	572,068	1,126,477	892,106
Net Assets, at beginning of period	$3,008,080	$1,881,603	$989,497
Net Assets, at end of period	$3,580,148	$3,008,080	$1,881,603
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

Blue Owl Technology Income Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$284,097	$254,618	$189,247
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(2,878,994)	(2,791,545)	(1,363,660)
Proceeds from investments and investment repayments, net	1,952,800	899,447	195,594
Net accretion/amortization of discount/premium on investments	(25,754)	(31,597)	(9,704)
Payment-in-kind interest	(31,262)	(21,672)	(17,880)
Payment-in-kind dividends	(18,116)	(23,989)	(17,903)
Net change in unrealized (gain) loss on investments	29,442	(106)	(30,073)
Net change in unrealized (gain) loss on foreign currency forward contracts	429	—	—
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	1,441	385	(1,797)
Net realized (gain) loss on investments	(15,257)	6,795	(585)
Net realized (gain) loss on foreign currency transactions relating to investments	(2,921)	90	—
Amortization of debt issuance costs	7,329	5,492	3,437
Amortization of offering costs	1,231	1,790	—
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	4,671	(9,242)	(12,984)
(Increase) decrease in prepaid expenses and other assets	(64,307)	(33,757)	(1,202)
Increase (decrease) in management fee payable	489	1,299	871
(Increase) decrease in due from Adviser	—	37	447
Increase (decrease) in incentive fee payable	(1,300)	2,168	7,036
Increase (decrease) in payable for investments purchased	(14,211)	39,634	14,874
Increase (decrease) in due to Adviser	3,836	2,081	963
Increase (decrease) in accrued expenses and other liabilities	3,962	12,984	8,466
Net cash provided by (used in) operating activities	(762,395)	(1,685,088)	(1,034,853)
Cash Flows from Financing Activities
Borrowings on debt	3,267,858	3,177,995	1,687,318
Payments on debt	(2,726,469)	(2,259,281)	(1,354,000)
Debt issuance costs	(9,921)	(19,099)	(8,883)
Proceeds from issuance of common shares	784,797	1,238,488	922,695
Offering costs paid	(2,048)	(3,961)	—
Cash distributions paid to shareholders	(165,738)	(132,627)	(72,277)
Repurchase of common shares	(431,873)	(165,274)	(120,200)
Net cash provided by (used in) financing activities	716,606	1,836,241	1,054,653
Net increase (decrease) in cash	(45,789)	151,153	19,800
Cash, including foreign cash, beginning of period	199,014	47,861	28,061
Cash, including foreign cash, end of period (1)	$153,225	$199,014	$47,861
Supplemental and Non-Cash Information
Interest paid during the period	$172,675	$137,777	$81,796
Distributions declared during the period	296,092	249,577	138,065
Reinvestment of distributions during the period	134,967	104,103	56,661
Distributions Payable	25,104	29,717	16,870
Tender offer payable	—	96,172	40,291
Taxes, including excise tax, paid during the period	178	149	300
______________
(1)The Company held no restricted cash in the periods presented.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Notes to the Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 1. Organization and Principal Business
Blue Owl Technology Income Corp. (“OTIC” or the “Company”) is a Maryland corporation formed on June 22, 2021. The Company was formed primarily to originate and make debt and equity investments in, technology-related companies, specifically software companies, based primarily in the United States. The Company`s investment objective is to maximize total return by generating current income from its debt investments and other income producing securities, and capital appreciation from its equity and equity-linked investments. The Company may hold its investments directly or through special purpose vehicles. The Company intends to invest at least 80% of the value of its total assets in “technology-related” companies. The Company defines technology related companies as those that (i) operate directly in the technology industry, which includes but is not limited to, application software, systems software, healthcare technology, information technology, technology services and infrastructure, financial technology and internet and digital media, (ii) operate indirectly through their reliance on technology (i.e., utilizing scientific knowledge or technology-enabled techniques, skills, methods, devices or processes to deliver goods and/or services) or (iii) seek to grow through technological advancements and innovations. The Company invests in a broad range of companies with a focus on established enterprise software companies that are capitalizing on the large and growing demand for software products and services.
The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company is treated as a regulated investment company (a “RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Because the Company has elected to be regulated as a BDC and qualifies as a RIC under the Code, the Company’s portfolio is subject to diversification and other requirements.
On December 9, 2021, the Company formed a wholly-owned subsidiary, OR Tech Lending IC LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Tech Lending IC LLC originates loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business.
Blue Owl Technology Credit Advisors II LLC (“the Adviser” or “OTCA II”) serves as the Company’s investment adviser. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform. The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms, and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. Subject to the overall supervision of the Company`s board of directors (the “Board”), the Adviser manages the day-to-day operations of and provides investment advisory and management services to the Company.
The Company relies on an exemptive order issued to an affiliate of the Adviser that permits it to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. The Company is currently offering on a continuous basis up to $5.0 billion in any combination of amount of shares of Class S, Class D, and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager” or “Blue Owl Securities”). No upfront selling commission, dealer manager fees, or other similar placement fees will be paid to the Company or the Dealer Manager with respect to the Class S and Class D shares, however, if Class S shares or Class D shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charge to 3.5% of the net offering price per share for each Class S share and 1.5% of the net offering price per share of each Class D share. Class I shares are not subject to upfront selling commissions. In addition, the Class S and Class D share classes have different ongoing servicing fees. Class I shares are not subject to ongoing servicing fees. Class S, Class D and Class I shares were offered at initial purchase prices per shares of $10.00. Thereafter, the purchase price per share for each class of common stock will vary and will not be sold at a price below the Company`s net asset value per share of such class, as determined in accordance with the Company`s share pricing policy, plus applicable upfront selling commissions. The Company also engages in private placement offerings of its common stock.
The Company was initially funded on September 30, 2021, when an affiliate of the Adviser (the “Initial Shareholder”), purchased 100 shares of the Company`s Class I common stock at $10.00 per share, which represents the initial public offering price. On May 2, 2022, the Company met the minimum offering requirement, commenced operations and commenced its initial public offering of up to $5.0 billion in any combination of amount of shares of Class S, Class D and Class I common stock. On February 3, 2025, the Company commenced its follow-on offering pursuant to which it is currently offering on a continuous basis up to $5.0 billion in any combination of Class S, Class D and Class I common shares.
Since meeting the minimum offering requirement and commencing its continuous public offering through December 31, 2025, the Company has issued 93,062,111 shares of Class S common stock, 3,413,138 shares of Class D common stock, and 41,616,430 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to the Company’s distribution reinvestment

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
plan, for gross proceeds of $962.3 million, $34.9 million and $427.4 million, respectively, including one thousand of seed capital contributed by its Initial Shareholder. The Company has issued 246,887,445 shares of its Class I common stock to feeder vehicles primarily created to hold the Company’s Class I shares in a Private Offering and raised gross proceeds of approximately $2.5 billion. The offer and sale of these Class I shares was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or Regulation S thereunder (the “Private Offering”).
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
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
Foreign Currency Forward Contracts
The Company follows the guidance in ASC 815 Derivatives and Hedging, when accounting for all derivative instruments. The Company uses foreign currency forward contracts to reduce the Company’s exposure to fluctuations in the value of foreign currencies.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized gains (losses) on foreign currency forward contracts are recorded within other assets or other liabilities on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis. The Company does not utilize hedge accounting and values forward contracts at fair value with the unrealized gains or losses recorded in net change in unrealized gains (losses) from foreign currency and other transactions in the Company’s Consolidated Statements of Operations.
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
PIK interest and PIK dividend income consisted of the following for the periods:

	For the Year Ended December 31,
	2025	2024	2023
PIK Interest Income	$29,693	$22,289	$17,313
PIK Interest Income as a % of Investment Income	5.1%	4.4%	5.8%
PIK Dividend Income	$18,113	$19,176	$18,535
PIK Dividend Income as a % of Investment Income	3.1%	3.7%	6.2%
Total PIK Income	$47,806	$41,465	$35,848
Total PIK Income as a % of Investment Income	8.2%	8.1%	12.0%
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
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
Income Taxes
The Company has elected to be treated as a RIC under the Code beginning with the taxable year ended December 31, 2021 and intends to continue to qualify as a RIC. So long as the Company maintains its tax treatment as a RIC, it generally will not pay U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. However, the Company will be subject to U.S. federal income tax imposed at corporate rates on any income, including capital gains not distributed (or deemed distributed) to its stockholders.
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must generally distribute to its shareholders on a timely basis, at least the sum of (i) 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through December 31, 2025. As applicable, the Company’s prior three tax years remain subject to examination by U.S federal, state and local tax authorities.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Income and Expense Allocations
Income and realized and unrealized capital gains and losses are allocated to each class of shares of the Company on the basis of the aggregate net asset value of that class in relation to the aggregate net asset value of the Company.
Expenses that are common to all share classes are borne by each class of shares based on the net assets of the Company attributable to each class. Expenses that are specific to a class of shares are allocated to such class either directly or through the servicing fees paid pursuant to the Company’s distribution plan. See “Note 3 — Agreements and Related Party Transactions – Dealer Manager Agreement.”
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
The Company does not consolidate its equity interests in Blue Owl Credit SLF LLC and Blue Owl Leasing. For further description of the Company’s investment in Credit SLF and Blue Owl Leasing, see “Note 4 — Investments.”
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
New Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740),” which updates annual income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. The Company adopted ASU 2023-09 effective December 31, 2025, and concluded the adoption of the standard had no material impact on the consolidated annual financial statements of the Company.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.
Note 3. Agreements and Related Party Transactions
As of December 31, 2025 and 2024, the Company had payables to affiliates of $17.4 million and $15.1 million, primarily comprised of $10.5 million and $11.8 million of accrued capital gains and performance based incentive fees, respectively, and $3.6 million and $3.1 million of management fees, respectively. The payable to affiliates also includes $3.3 million and $0.2 million of operating expenses as of December 31, 2025 and 2024, respectively.
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
For the years ended December 31, 2025, 2024 and 2023, the Company incurred expenses of $4.2 million, $3.9 million and $2.2 million for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
Investment Advisory Agreement
The Company entered into an Investment Advisory Agreement on November 30, 2021 (the “Investment Advisory Agreement”) with the Adviser. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals. On May 5, 2025, the Board approved the continuation of the Investment Advisory Agreement.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
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
For year ended December 31, 2025, management fees were $41.1 million, net of $83 thousand in management fee waivers. For years ended December 31, 2024 and 2023, management fees were $30.7 million and $16.5 million, respectively.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
For years ended December 31, 2025, 2024 and 2023, performance-based incentive fees were $42.2 million, $37.3 million, and $22.9 million, respectively.
For years ended December 31, 2025 and 2024, the Company recorded a reversal of previously recorded capital gains-based incentive fees of $(1.3) million and $(1.0) million, respectively, related to unrealized losses. For year ended December 31, 2023, capital gains-based incentive fees were $2.3 million, which is related to unrealized gains.
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
For years ended December 31, 2025, 2024, and 2023, organization and offering costs that are reimbursable to the Adviser that were incurred by the Company were $0.7 million, $2.8 million, and $0.2 million, respectively.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
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
The Company has made investments in controlled, affiliated companies, including Credit SLF and Blue Owl Leasing. For further description of Credit SLF and Blue Owl Leasing, see “Note 4 — Investments.”
The Company has made investments in non-controlled, affiliated companies, including LSI Financing 1 DAC, LSI Financing LLC (collectively, “LSI Financing”) and Blue Owl Cross-Strategy Opportunities LLC (“BOCSO”).
LSI Financing 1 DAC (“LSI Financing DAC”) is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing DAC. As of December 31, 2025, the fair value of the Company's investment in LSI Financing DAC was $2.6 million and the Company’s total commitment was $2.7 million. The Company does not consolidate its equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. An affiliate of the Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the Company’s pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of December 31, 2025, the fair value of the Company’s investment in LSI Financing LLC was $61.6 million and the Company's total commitment was $89.3 million. The Company does not consolidate its equity interest in LSI Financing LLC.
BOCSO is a portfolio company formed to invest in alternative credit assets, including asset-based finance (ABF). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. On September 18, 2025, we made an initial equity contribution to BOCSO. As of December 31, 2025, the Company’s investment at fair value in BOCSO was $25.2 million and the Company’s total commitment was $25.3 million. The Company does not consolidate its equity interest in BOCSO.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
•With respect to the Company’s outstanding Class D shares equal to 0.25% per annum of the aggregate net asset value of the Company`s outstanding Class D shares.
The Company will not pay an ongoing servicing fee with respect to the Company`s outstanding Class I shares.
For year ended December 31, 2025, the Company incurred servicing fees with respect to Class S shares of $7.5 million. For year ended December 31, 2024, the Company incurred servicing fees with respect to Class S shares of $5.1 million. For year ended December 31, 2023, the Company incurred servicing fees with respect to Class S shares of $2.3 million. The Company deemed servicing fees with respect to the Class D shares insignificant to disclose for year ended December 31, 2025, 2024 and 2023.
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
Under the Expense Support Agreement, “Operating Expenses” was defined as all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. “Available Operating Funds” was defined as the sum of (i) the Company’s estimated investment company taxable income (including realized net short-term capital gains reduced by realized net long-term capital losses), (ii) the Company’s realized net capital gains (including the excess of realized net long-term capital gains over realized net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies, if any (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents our investments at amortized cost and fair value as of the following periods:

	As of December 31, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$5,488,669	$5,484,795	$4,707,450	$4,727,263
Second-lien senior secured debt investments	283,730	267,441	175,078	165,292
Unsecured debt investments	66,248	66,531	62,158	62,455
Preferred equity investments	177,173	173,230	175,076	171,478
Common equity investments	80,256	101,617	42,558	52,144
Specialty finance equity investments	86,202	89,389	23,830	24,212
Joint Ventures	24,325	24,133	949	954
Total Investments	$6,206,603	$6,207,136	$5,187,099	$5,203,798
The Company uses Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of December 31, 2025	As of December 31, 2024
Aerospace & Defense	1.3%	0.9%
Airlines	0.3%	—%
Application Software	15.6%	12.4%
Asset Based Lending and Fund Finance(1)(2)	0.4%	—%
Banks	0.7%	1.2%
Beverages	0.2%	0.7%
Buildings & Real Estate	1.9%	1.8%
Building Products	0.1%	0.1%
Capital Markets	1.0%	0.1%
Commercial Services & Supplies	1.4%	3.1%
Construction & Engineering	0.2%	0.5%
Consumer Finance	0.5%	0.6%
Containers & Packaging	0.4%	1.0%
Diversified Consumer Services	2.9%	2.7%
Diversified Financial Services	7.8%	5.7%
Diversified Telecommunication Services(1)	—%	0.3%
Entertainment	1.1%	1.3%
Equity Real Estate Investment Trusts (REITs)	1.6%	1.0%
Food & Staples Retailing	2.3%	3.0%
Food Products	0.3%	0.4%
Health Care Equipment & Supplies	3.0%	1.6%
Health Care Providers & Services	6.1%	4.2%
Health Care Technology	12.4%	13.0%
Hotels, Restaurants & Leisure	0.7%	1.0%
Household Products	0.3%	—%
Industrial Conglomerates	0.8%	0.7%
Insurance	5.4%	7.2%
Internet & Direct Marketing Retail	0.5%	0.5%
IT Services	5.0%	6.0%

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of December 31, 2025	As of December 31, 2024
Joint Ventures(1)(4)	0.4%	—%
Life Sciences Tools & Services	2.1%	2.3%
Machinery	0.6%	0.7%
Media	0.6%	0.7%
Multiline Retail	0.3%	0.3%
Pharmaceuticals(3)	1.2%	0.7%
Professional Services	5.7%	6.5%
Real Estate Management & Development	0.8%	1.4%
Specialty Retail	0.8%	0.1%
Systems Software	12.6%	16.1%
Water Utilities	0.2%	0.2%
Wireless Telecommunication Services	0.5%	—%
Total	100.0%	100.0%
_______________
(1)As of December 31, 2025 and 2024, our investment balance is insignificant (if applicable).
(2)Includes investment in BOCSO.
(3)Includes investments in LSI Financing DAC and LSI Financing LLC.
(4)Includes investments in Credit SLF and Blue Owl Leasing. See below, within Note 4, for more information.
The table below presents investments by geographic composition based on fair value as of the following periods:

	As of December 31, 2025	As of December 31, 2024
United States:
Midwest	13.7%	16.1%
Northeast	21.0%	19.3%
South	31.4%	29.9%
West	24.2%	23.0%
Canada	3.0%	3.4%
United Kingdom	4.1%	5.3%
Other international	2.6%	3.0%
Total	100.0%	100.0%

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Blue Owl Credit SLF LLC
Credit SLF, a Delaware limited liability company, is a joint venture among the Company, Blue Owl Capital Corporation ("OBDC"), Blue Owl Capital Corporation II ("OBDC II"), Blue Owl Credit Income Corp. ("OCIC"), Blue Owl Technology Finance Corp. ("OTF"), and State Teachers Retirement System of Ohio (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). Credit SLF’s principal purpose is to make investments primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board of directors comprised of an equal number of directors appointed by each Credit Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Credit SLF Members coinvest through Credit SLF, or its wholly owned subsidiaries. Credit SLF’s date of inception was May 6, 2024 and Credit SLF made its first portfolio company investment on July 23, 2024.
Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company’s valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Credit SLF.
The Company’s initial capital commitment to and economic ownership in Credit SLF was $2.5 million and 4.4%, respectively. On May 15, 2025, the Credit SLF Members modified their capital commitments to Credit SLF and the Company's capital commitment was increased to $8.7 million of which $7.5 million was unfunded and which since then has been funded. On September 4, 2025, certain Credit SLF Members increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $16.2 million of which $7.5 million was unfunded.
As of December 31, 2025, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$427,085	$421,348	67.8%
Blue Owl Capital Corporation II	244	244	0.0%
Blue Owl Credit Income Corp.	87,169	76,960	12.4%
Blue Owl Technology Finance Corp.	34,937	30,875	5.0%
Blue Owl Technology Income Corp.	16,161	14,293	2.3%
State Teachers Retirement System of Ohio	80,799	77,674	12.5%
Total	$646,395	$621,394	100.0%
_______________
(1)     This represents each equity holder’s ownership percentage at December 31, 2025 based on net contributed capital.
The table below sets forth Credit SLF’s consolidated financial data as of and for the following periods:

	December 31, 2025	December 31, 2024
Consolidated Balance Sheet Data
Cash	$124,718	$17,354
Investments at fair value	2,343,367	1,164,473
Total Assets	2,477,523	1,196,367
Total Debt (net of unamortized debt issuance costs)	1,728,363	750,610
Total Liabilities	1,863,454	847,556
Total Credit SLF Members’ Equity	614,069	348,811

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Year Ended December 31,	For the Period Ended December 31,
	2025	2024(1)
Consolidated Statement of Operations Data
Investment income	$133,213	$14,573
Net operating expenses	79,074	8,606
Net investment income (loss)	$54,139	$5,967
Total net realized and unrealized gain (loss)	(10,641)	2,904
Net increase (decrease) in Credit SLF Members’ Equity resulting from operations	$43,498	$8,871
_______________
(1)     Credit SLF’s date of inception was May 6, 2024.
The Company’s proportional share of Credit SLF’s net income generated distributions for the following periods:

	For the Year Ended December 31,	For the Period Ended December 31,
	2025	2024
Dividend income	$628	$27
Blue Owl Leasing LLC
Blue Owl Leasing, a Delaware limited liability company, is a joint venture among the Company, OBDC, OBDC II, OCIC, OTF, Blue Owl Alternative Credit Fund and California State Teachers Retirement System (each, a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”). Blue Owl Leasing’s principal purpose is to make investments, either directly or indirectly through financing subsidiaries or other persons, primarily in leases and loans. Investment decisions must be approved by Blue Owl Leasing. The Blue Owl Leasing Members coinvest through Blue Owl Leasing, or its wholly owned subsidiaries. Blue Owl Leasing’s date of inception was June 30, 2025 and Blue Owl Leasing made its first portfolio company investment on October 23, 2025.
Blue Owl Leasing’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company’s valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Blue Owl Leasing.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
As of December 31, 2025, the capital commitment, called capital and economic ownership of each Blue Owl Leasing Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$860	$860	1.3%
Blue Owl Capital Corporation II	90	90	0.1%
Blue Owl Credit Income Corp.	30,952	17,237	26.7%
Blue Owl Technology Finance Corp.	8,955	5,105	7.9%
Blue Owl Technology Income Corp.	3,918	2,233	3.5%
Blue Owl Alternative Credit Fund	31,000	31,000	48.0%
California State Teachers Retirement System	10,825	8,075	12.5%
Total	$86,600	$64,600	100.0%
_______________
(1)     This represents each equity holder’s ownership percentage at December 31, 2025, based on net contributed capital.
The table below sets forth Blue Owl Leasing’s consolidated financial data as of and for the following period:

As of December 31, 2025(1)
Consolidated Balance Sheet Data
Cash	$34,555
Investments at fair value	39,628
Total Assets	74,531
Total Debt (net of unamortized debt issuance costs)	9,754
Total Liabilities	10,076
Total Blue Owl Leasing Members’ Equity	64,455
_______________
(1)     The Company’s date of inception was June 30, 2025.

For the Year Ended December 31,
2025(1)
Consolidated Statement of Operations Data
Income
Investment income	$511
Expenses
Net operating expenses	684
Net investment income (loss)	$(173)
Total net realized and unrealized gain (loss)	28
Net Increase (Decrease) in Blue Owl Leasing Members’ Equity Resulting From Operations	$(145)
_______________
(1)     The Company’s date of inception was June 30, 2025
Blue Owl Leasing did not distribute any dividends to the Company for the period ended December 31, 2025.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025 and 2024, the Company’s asset coverage was 223% and 228%, respectively.
The tables below present debt obligations as of the following periods:

	As of December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$1,050,000	$294,565	$755,435	$(7,735)	$286,830
SPV Asset Facility I	750,000	497,000	66,742	(5,626)	491,374
SPV Asset Facility II	500,000	320,250	78,842	(3,589)	316,661
SPV Asset Facility III	550,000	550,000	—	(6,929)	543,071
SPV Asset Facility IV	750,000	629,500	53,978	(5,840)	623,660
Athena CLO III	270,000	270,000	—	(2,188)	267,812
Series 2023A Notes	100,000	100,000	—	(207)	99,793
Series 2023B-A Notes	100,000	100,000	—	(552)	99,448
Series 2023B-B Notes	75,000	75,000	—	(293)	74,707
Total Debt	$4,145,000	$2,836,315	$954,997	$(32,959)	$2,803,356
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.

	As of December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$1,000,000	$499,989	$500,011	$(9,507)	$490,482
SPV Asset Facility I	750,000	445,000	33,009	(7,303)	437,697
SPV Asset Facility II	500,000	475,000	25,000	(4,528)	470,472
SPV Asset Facility III	550,000	315,000	82,551	(4,743)	310,257
Athena CLO III	270,000	270,000	—	(2,366)	267,634
Series 2023A Notes	100,000	100,000	—	(612)	99,388
Series 2023B-A Notes	100,000	100,000	—	(733)	99,267
Series 2023B-B Notes	75,000	75,000	—	(575)	74,425
Total Debt	$3,345,000	$2,279,989	$640,571	$(30,367)	$2,249,622
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below presents the components of interest expense for the following periods:

	For the Year Ended December 31,
	2025	2024	2023
Interest expense	$175,480	$149,918	$87,693
Amortization of debt issuance costs	7,329	5,492	3,437
Total Interest Expense	$182,809	$155,410	$91,130

Average interest rate	6.8%	8.2%	8.0%
Average daily borrowings	$2,583,282	$1,833,469	$1,079,312
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
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
The SPV Asset Facility I provides for the ability to draw and redraw revolving loans under the SPV Asset Facility I for a period after the SPV Asset Facility I Closing Date until May 6, 2027. Unless otherwise terminated, the SPV Asset Facility I will mature on May 7, 2029 (the “SPV Asset Facility I Stated Maturity”). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by Tech Income Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, applied to reinvest in additional eligible assets (for a period after the SPV Asset Facility I Closing Date until May 6, 2027, subject to certain conditions) and the excess interest may be returned to the Company, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, Tech Income Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The SPV Asset Facility I may be permanently reduced, in whole or in part, at the option of Tech Income Funding I subject to payment of a premium for a period of time.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
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
SPV Asset Facility IV
On June 12, 2025 (the “SPV Asset Facility IV Closing Date”), Tech Income Funding IV LLC (“Tech Income Funding IV”), a Delaware limited liability company and a newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility IV”), with Tech Income Funding IV, as borrower, The Bank of Nova Scotia, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator, custodian and document custodian, and the lenders party thereto. On December 1, 2025 (the “SPV Asset Facility IV First Amendment Closing Date”) the parties to the SPV Asset Facility IV entered into the First Amendment to Credit Agreement. On December 19, 2025, the parties to the SPV Asset Facility IV entered into the Second Amendment to Credit Agreement. The following describes the terms of the SPV Asset Facility IV as amended on December 19, 2025.
The maximum principal amount which may be borrowed under the SPV Asset Facility IV is $750.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Tech Income Funding IV’s assets from time to time, and satisfaction of certain conditions, including coverage tests, collateral quality tests, a lender advance rate test and certain concentration limits.
The SPV Asset Facility IV provides for the ability to draw and redraw revolving loans under the SPV Asset Facility IV for a period of up to 2.5 years after the SPV Asset Facility IV First Amendment Closing Date. Unless otherwise terminated, the SPV Asset Facility IV will mature on December 1, 2034 (the “SPV Asset Facility IV Stated Maturity”). Prior to the SPV Asset Facility IV Stated Maturity, proceeds received by Tech Income Funding IV from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company or reinvested to purchase new assets, subject to certain conditions. On the SPV Asset Facility IV Stated Maturity, Tech Income Funding IV must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
Amounts drawn bear interest at a reference rate (initially SOFR) plus an applicable margin that ranges from 1.48% to 2.15% depending on the ratio of broadly syndicated loans in the collateral. The undrawn amount of the aggregate revolving commitment not subject to such spread payment is subject to an undrawn fee of 0.233% per annum for the first three months after the SPV Asset Facility IV First Amendment Closing Date, and 0.50% per annum thereafter. Tech Income Funding IV also pays The Bank of Nova Scotia certain fees in connection with its role as administrative agent.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
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
Maturity of Debt Obligations
The table below presents a summary of the Company’s contractual payment obligations under credit facilities and notes as of December 31, 2025:

	Payments Due by Period
	Total	Less than 1 year		1-3 years	3-5 years		After 5 years
Revolving Credit Facility	$294,565	$—		$—	$294,565		$—
SPV Asset Facility I	497,000	—		—	497,000		—
SPV Asset Facility II	320,250	—		—	320,250		—
SPV Asset Facility III	550,000	—		—	—		550,000
SPV Asset Facility IV	629,500	—	—	—	—	—	629,500
Athena CLO III	270,000	—		—	—		270,000
Series 2023A Notes	100,000	100,000		—	—		—
Series 2023B-A Notes	100,000	—		—	100,000		—
Series 2023B-B Notes	75,000	—		75,000	—		—
Total Contractual Obligations	$2,836,315	$100,000		$75,000	$1,211,815		$1,449,500

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 6. Fair Value of Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash	$153,225	$—	$—	$153,225
Investments:
First-lien senior secured debt investments	—	681,894	4,802,901	5,484,795
Second-lien senior secured debt investments	—	106,187	161,254	267,441
Unsecured debt investments	—	—	66,531	66,531
Preferred equity investments	—	—	173,230	173,230
Common equity investments	—	10,925	88,586	99,511
Specialty finance equity investments	—	—	2,623	2,623
Subtotal	—	799,006	5,295,125	6,094,131
Investments measured at Net Asset Value ("NAV")(1)	—	—	—	113,005
Total Investments at Fair Value	$—	$799,006	$5,295,125	$6,207,136
Derivatives:
Foreign currency forward contracts	$—	$(429)	$—	$(429)
_______________
(1)Includes investments in BOCSO, Credit SLF, LSI Financing LLC, Blue Owl Stripe and Blue Owl Leasing, which are measured at fair value using the net asset value per share (or its equivalent) practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of and for the Year Ended December 31, 2025
	Debt Investments			Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$3,601,677	$122,347	$59,333	$171,478	$52,144	$3,102	$4,010,081
Purchases of investments, net	2,029,667	94,644	—	19,164	35,193	—	2,178,668
Payment-in-kind	19,804	7,390	4,067	18,117	—	—	49,378
Proceeds from investments, net	(834,663)	(57,609)	—	(52,650)	—	(394)	(945,316)
Net change in unrealized gain (loss)	(1,348)	(6,288)	(16)	(347)	8,556	(85)	472
Net realized gains (losses)	2,997	—	—	17,107	—	—	20,104
Net accretion/amortization of discount/premium on investments	16,964	770	25	783	—	—	18,542
Transfers between investment types	—	—	—	(422)	422	—	—
Transfers into (out of) Level 3(1)	(32,197)	—	3,122	—	(7,729)	—	(36,804)
Fair Value, End of Period	$4,802,901	$161,254	$66,531	$173,230	$88,586	$2,623	$5,295,125
______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended December 31, 2025, transfers into/(out of) Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Year Ended December 31, 2024
	Debt investments			Equity investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$2,136,466	$180,480	$—	$198,796	$43,444	$13,001	$2,572,187
Purchases of investments, net	1,885,460	—	56,746	11,802	1,853	1,733	1,957,594
Payment-in-kind	12,501	6,772	2,398	23,990	—	—	45,661
Proceeds from investments, net	(534,336)	(51,280)	—	(60,897)	—	(12,179)	(658,692)
Net change in unrealized gain (loss)	27,909	(6,516)	176	(6,714)	6,847	(627)	21,075
Net realized gains (losses)	(1,845)	(7,729)	—	2,859	—	1,174	(5,541)
Net accretion/amortization of discount/premium on investments	20,030	620	13	1,642	—	—	22,305
Transfers into (out of) Level 3(1)	55,492	—	—	—	—	—	55,492
Fair Value, End of Period	$3,601,677	$122,347	$59,333	$171,478	$52,144	$3,102	$4,010,081
______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occur. For the period ended December 31, 2024, transfers into Level 3 out of Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of and for the Year Ended December 31, 2023
	Debt investments		Equity investments
	First-lien senior secured	Second-lien senior secured	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$1,429,881	$204,015	$177,657	$29,935	$4,013	$1,845,501
Purchases of investments, net	872,252	—	7,113	10,737	9,776	899,878
Payment-in-kind	10,478	7,401	17,904	—	—	35,783
Proceeds from investments, net	(150,365)	—	(12,086)	—	(1,463)	(163,914)
Net change in unrealized gain (loss)	10,032	(435)	6,937	2,772	675	19,981
Net realized gains (losses)	(2)	—	587	—	—	585
Net accretion/amortization of discount/premium on investments	5,962	228	684	—	—	6,874
Transfers into (out of) Level 3(1)	(41,772)	(30,729)	—	—	—	(72,501)
Fair Value, End of Period	$2,136,466	$180,480	$198,796	$43,444	$13,001	$2,572,187
______________
(1)     Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended December 31, 2023, transfers out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.
The table below presents information with respect to net change in unrealized gains (loss) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	For the Year Ended December 31,
	2025	2024	2023
First-lien senior secured debt investments	$7,582	$6,774	$10,604
Second-lien senior secured debt investments	(6,319)	(8,741)	(435)
Unsecured debt investments	(15)	176	—
Preferred equity investments	(347)	(1,046)	6,937
Common equity investments	8,556	6,847	2,772
Specialty finance equity investments	(85)	48	675
Total Investments	$9,372	$4,058	$20,553
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$4,114,791	Yield Analysis	Market Yield	6.0% - 23.6% (9.0%)	Decrease
	672,593	Recent Transaction	Transaction Price	95.0% - 99.8% (99.4%)	Increase
	15,517	Collateral Analysis	Recovery Rate	77.5%	Increase
Second-lien senior secured debt investments	$161,254	Yield Analysis	Market Yield	8.4% - 32.5% (17.4%)	Decrease
Unsecured debt investments	$63,400	Yield Analysis	Market Yield	10.8% - 14.2% (12.4%)	Decrease
	3,131	Quote	Quote	104.4%	Increase
Preferred equity investments	$127,154	Yield Analysis	Market Yield	11.6% - 22.5% (13.6%)	Decrease
	22,950	Recent Transaction	Transaction Price	62.8% - 100.0% (85.0%)	Increase
	17,550	Market Approach	Revenue	4.8x - 14.8x (8.9x)	Increase
	5,576	Market Approach	EBITDA Multiple	128.9x	Increase
Common equity investments	$37,806	Market Approach	EBITDA Multiple	8.75x - 25.50x (13.12x)	Increase
	26,777	Market Approach	Revenue	5.3x - 13.0x (9.9x)	Increase
	20,251	Recent Transaction	Transaction Price	100.0% - 173.2% (106.2%)	Increase
	3,712	Market Approach	Market Adjustment Factor	—%	Increase
	40	Option Pricing Model	Volatility	70.0%	Increase
Specialty finance equity investments	$2,623	Yield Analysis	Market Yield	11.5%	Decrease

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$3,276,769	Yield Analysis	Market Yield	6.8% - 18.5% (10.3%)	Decrease
	324,908	Recent Transaction	Transaction Price	98.0% - 100.0% (99.2%)	Increase
Second-lien senior secured debt investments	$122,347	Yield Analysis	Market Yield	11.4% - 21.9% (16.1%)	Decrease
Unsecured debt investments	$59,333	Yield Analysis	Market Yield	11.5% - 14.7% (13.0%)	Decrease
Preferred equity investments	$147,148	Yield Analysis	Market Yield	13.2% - 25.5% (15.3%)	Decrease
	24,330	Market Approach	Revenue	6.00x - 18.00x (12.20x)	Increase
Common equity investments	$25,642	Market Approach	Revenue	6.3x - 14.5x (10.7x)	Increase
	26,453	Market Approach	EBITDA Multiple	8.0x - 28.5x (13.3x)	Increase
	49	Option Pricing Model	Volatility	70%	Increase
Specialty finance equity investments	$3,102	Yield Analysis	Market Yield	12.3%	Decrease
The Adviser, as valuation designee, typically determines the fair value of the Company's performing Level 3 debt investments utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to its total enterprise value, and the rights and remedies of the Company’s investment within the portfolio company’s capital structure.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The tables below present the carrying and fair values of the Company’s debt obligations as of the following periods:

	As of December 31, 2025			As of December 31, 2024
	Net Carrying Value(1)	Debt Issuance Costs	Fair Value	Net Carrying Value(1)	Debt Issuance Costs	Fair Value
Revolving Credit Facility	$286,830	$(7,735)	$286,830	$490,482	$(9,507)	$490,482
SPV Asset Facility I	491,374	(5,626)	491,374	437,697	(7,303)	437,697
SPV Asset Facility II	316,661	(3,589)	316,661	470,472	(4,528)	470,472
SPV Asset Facility III	543,071	(6,929)	543,071	310,257	(4,743)	310,257
SPV Asset Facility IV	623,660	(5,840)	623,660	—	—	—
Athena CLO III	267,812	(2,188)	267,812	267,634	(2,366)	267,634
Series 2023A Notes	99,793	(207)	100,000	99,388	(612)	100,000
Series 2023B-A Notes	99,448	(552)	100,000	99,267	(733)	100,000
Series 2023B-B Notes	74,707	(293)	75,000	74,425	(575)	75,000
Total Debt	$2,803,356	$(32,959)	$2,804,408	$2,249,622	$(30,367)	$2,251,542
______________
(1)Carrying values are presented net of debt issuance costs.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

	As of December 31, 2025	As of December 31, 2024
Level 1	$—	$—
Level 2	—	—
Level 3	2,804,408	2,251,542
Total Debt	$2,804,408	$2,251,542
Financial Instruments Not Carried at Fair Value
As of December 31, 2025 and 2024, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short term maturities. These financial instruments would be categorized as Level 3 within the fair value hierarchy.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 7. Derivative Instruments
The Company enters into derivative instruments from time to time to help mitigate its foreign currency risk exposures. See “Note 6 – Fair Value of Investments” for additional disclosures related to the fair value hierarchy for derivative instruments.
The table below presents the fair value and notional value of the derivative assets and liabilities for the following periods:

	As of December 31, 2025
	Notional Amount	Assets	Liabilities
Derivatives not designated as hedges:
Foreign currency forward contract GBP	£7,800	$10,320	$(10,509)
Foreign currency forward contract EUR	€16,482	19,286	(19,526)
Total Derivatives not Designated as Hedges		$29,606	$(30,035)
The Company did not hold any foreign currency forward contracts as of December 31, 2024.
The table below presents net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the following periods:

	For the Year Ended December 31, 2025
	Net Change in Unrealized Gain (Loss)	Net Realized Gain (Loss)	Net
Derivatives not designated as hedges:
Foreign currency forward contract GBP	$(189)	$—	$(189)
Foreign currency forward contract EUR	(240)	—	(240)
Total Net Unrealized and Realized Gain (Loss)(1)			$(429)
_______________
(1)     Recorded and recognized as components of translation of assets and liabilities in foreign currencies and other transactions in the Consolidated Statements of Operations.
The Company did not hold any foreign currency forward contracts for the years ended December 31, 2024 and 2023.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 8. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding commitments as of the following periods:

	As of December 31, 2025	As of December 31, 2024
Total unfunded revolving loan commitments	$364,759	$249,744
Total unfunded delayed draw loan commitments	459,339	294,241
Total unfunded debt commitments	$824,098	$543,985

Total unfunded specialty finance equity commitments	$31,038	$446
Total unfunded other equity commitments	3,977	—
Total Unfunded Commitments	$859,113	$544,431
As of December 31, 2025, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments that the Company may be required to fund.
Organizational and Offering Costs
The table below presents the total amount of organization and offering costs, inclusive of organization and offering costs deferred under the expense deferral agreement, incurred by the Adviser and its affiliates since inception and charged to the Company as of the following dates:

	As of December 31, 2025	As of December 31, 2024
Organizational and offering costs incurred by the Adviser	$4,936	$4,769
Organizational and offering costs charged to the Company(1)	4,936	3,039
_____________
(1)As of December 31, 2025, $3.8 million relates to offering costs and $1.1 million relates to organizational costs. The organizational costs were incurred by the Adviser prior to the Company meeting the first installment of the Expense Deferral Agreement. The organizational costs were subsequently incurred in the Consolidated Statements of Operations as professional fees and other general and administrative as the Company met the expense deferral installments applicable for those periods.
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
The table below presents the total amount of organization and offering costs incurred by the Adviser and its affiliates and charged to the Company for the following periods:

	For the Year Ended		For the period from June 22, 2021 (Inception) to December 31, 2023
	December 31, 2025	December 31, 2024
Organizational and offering costs incurred by the Adviser	$167	$183	$4,586
Organizational and offering costs charged to the Company	735	2,834	205
Expense Deferral Agreement
The Adviser has agreed to incur and pay certain expenses pursuant to the Expense Deferral Agreement prior to April 30, 2023. The Company will be obligated to reimburse the aggregate amount of expenses previously paid by the Adviser in eighteen equal installments, upon meeting specified conditions.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below presents the total amount of expenses incurred by the Adviser under the Expense Deferral Agreement as of the following periods:

	As of December 31, 2025	As of December 31, 2024
Expenses incurred by the Adviser	$7,679	$7,679
Organizational and offering costs incurred by the Adviser	4,299	4,299
Total Expenses Incurred by the Adviser	$11,978	$11,978
The first installment became an obligation of the Company on December 1, 2023, when the Company reached $1.75 billion in Net Subscriptions received from the sale of the Company’s common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75.0 million in Net Subscriptions received from the sale of the Company’s common shares thereafter.
The table below presents the number of installments and the amount the Company became obligated to reimburse the Adviser for the following periods:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Number of installments met by the Company	3	14	1

Expenses reimbursed to the Adviser	$1,428	$6,666	$476
Organizational and offering costs reimbursed to the Adviser	568	2,651	189
Total Expenses Reimbursed to the Adviser	$1,996	$9,317	$665
As of March 31, 2025, the Company met the final installment under the expense deferral agreement and there were no expenses remaining as of December 31, 2025. As of December 31, 2024, the total remaining expenses under the expense deferral agreement were $2.0 million, which represents the equivalent of three remaining installments. As of December 31, 2025, Net Subscriptions received from the sale of the Company’s common shares were $3.2 billion. See “Note 3 — Agreements and Related Party Transactions.”
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Note 9. Net Assets
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
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
Common Stock Activity
The tables below present transactions with respect to shares of the Company’s common stock for the following periods:

	For the Year Ended December 31, 2025
	S		D		I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	22,606,707	$235,900	595,472	$6,177	11,201,554	$116,224	34,403,733	$358,301
Shares/gross proceeds from the private placements	—	—	—	—	41,167,356	427,759	41,167,356	427,759
Share transfer between classes(1)	(1,173,699)	(12,196)	—	—	1,173,699	12,196	—	—
Reinvestment of distributions	3,911,732	40,609	44,798	465	9,044,524	93,893	13,001,054	134,967
Repurchased shares	(4,268,504)	(44,274)	(79,185)	(825)	(28,011,047)	(290,602)	(32,358,736)	(335,701)
Total shares/gross proceeds	21,076,236	220,039	561,085	5,817	34,576,086	359,470	56,213,407	585,326
Sales load	—	(1,263)	—	—	—	—	—	(1,263)
Total Shares/Net Proceeds	21,076,236	$218,776	561,085	$5,817	34,576,086	$359,470	56,213,407	$584,063
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

	For the Year Ended December 31, 2024
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Year Ended December 31, 2023
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
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
The changes to the Company’s offering price per share since the commencement of the Company’s initial continuous public offering and associated effective dates of such changes were as follows:

	For the Year Ended December 31, 2025
	S			D			I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2025	$10.42	$—	$10.42	$10.42	$—	$10.42	$10.42	$—	$10.42
February 3, 2025	$10.43	$—	$10.43	$10.43	$—	$10.43	$10.43	$—	$10.43
March 3, 2025	$10.39	$—	$10.39	$10.39	$—	$10.39	$10.39	$—	$10.39
April 1, 2025	$10.34	$—	$10.34	$10.34	$—	$10.34	$10.34	$—	$10.34
May 1, 2025	$10.31	$—	$10.31	$10.31	$—	$10.31	$10.31	$—	$10.31
June 2, 2025	$10.35	$—	$10.35	$10.35	$—	$10.35	$10.35	$—	$10.35
July 1, 2025	$10.37	$—	$10.37	$10.37	$—	$10.37	$10.37	$—	$10.37
August 1, 2025	$10.37	$—	$10.37	$10.37	$—	$10.37	$10.37	$—	$10.37
September 2, 2025	$10.37	$—	$10.37	$10.37	$—	$10.37	$10.37	$—	$10.37
October 1, 2025	$10.42	$—	$10.42	$10.42	$—	$10.42	$10.42	$—	$10.42
November 3, 2025	$10.40	$—	$10.40	$10.40	$—	$10.40	$10.40	$—	$10.40
December 1, 2025	$10.40	$—	$10.40	$10.40	$—	$10.40	$10.40	$—	$10.40
_______________
(1)Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2)Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Distributions
The Board intends to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.
The tables below present cash distributions per share that were recorded for the following periods:

For the Year Ended December 31, 2025
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)
				S	D	I
November 5, 2024	January 31, 2025	February 25, 2025	$0.074775	$4,907	$116	$16,780
February 18, 2025	February 28, 2025	March 25, 2025	0.074775	5,136	117	17,249
February 18, 2025	March 31, 2025	April 24, 2025	0.074775	5,219	120	17,539
February 18, 2025	March 31, 2025	April 24, 2025	0.020000	1,555	33	4,691
February 18, 2025	April 30, 2025	May 23, 2025	0.074775	5,440	122	17,769
May 6, 2025	May 31, 2025	June 25, 2025	0.074775	5,592	131	18,086
May 6, 2025	June 30, 2025	July 24, 2025	0.074775	5,609	132	17,469
May 6, 2025	June 30, 2025	July 24, 2025	0.010000	832	18	2,337
May 6, 2025	July 31, 2025	August 25, 2025	0.074775	5,693	148	17,621
August 5, 2025	August 29, 2025	September 26, 2025	0.074775	5,834	149	17,993
August 5, 2025	September 30, 2025	October 24, 2025	0.074775	5,928	144	17,864
August 5, 2025	September 30, 2025	October 24, 2025	0.010000	879	20	2,389
August 5, 2025	October 31, 2025	November 26, 2025	0.074775	6,004	145	18,305
November 4, 2025	November 28, 2025	December 23, 2025	0.074775	6,099	148	18,624
November 4, 2025	December 31, 2025	January 28, 2026	0.074775	6,120	149	18,837
		Total	0.937300	$70,847	$1,692	$223,553
_______________
(1)On November 4, 2025, the Company’s board of directors declared a distribution of $0.074775 per share, payable on or before February 28, 2026 to shareholders of record as of January 30, 2026.
(2)Distributions per share are gross of shareholder servicing fees.
(3)Distribution amounts are net of shareholder servicing fees.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

For the Year Ended December 31, 2024
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)
				S	D	I
November 20, 2023	January 31, 2024	February 23, 2024	$0.074775	$2,870	$92	$10,742
February 21, 2024	February 29, 2024	March 22, 2024	0.074775	3,035	95	11,459
February 21, 2024	March 29, 2024	April 23, 2024	0.074775	3,126	95	11,897
February 21, 2024	March 29, 2024	April 23, 2024	0.030000	1,394	39	4,773
February 21, 2024	April 30, 2024	May 22, 2024	0.074775	3,379	97	13,017
May 7, 2024	May 31, 2024	June 26, 2024	0.074775	3,579	97	13,714
May 7, 2024	June 28, 2024	July 24, 2024	0.074775	3,752	98	14,677
May 7, 2024	June 28, 2024	July 24, 2024	0.030000	1,671	40	5,889
May 7, 2024	July 31, 2024	August 22, 2024	0.074775	4,006	98	15,253
August 6, 2024	August 30, 2024	September 25, 2024	0.074775	4,245	103	15,741
August 6, 2024	September 30, 2024	October 24, 2024	0.074775	4,376	103	15,857
August 6, 2024	September 30, 2024	October 24, 2024	0.030000	1,948	43	6,362
August 6, 2024	October 31, 2024	November 26, 2024	0.074775	4,469	109	16,211
November 5, 2024	November 29, 2024	December 23, 2024	0.074775	4,643	112	16,554
November 5, 2024	December 31, 2024	January 27, 2025	0.074775	4,696	109	16,250
November 5, 2024	December 31, 2024	January 27, 2025	0.030000	2,097	45	6,520
		Total	1.017300	$53,286	$1,375	$194,916
_______________
(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
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
The tables below presents the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock for the following periods:

	For the Year Ended December 31, 2025
	S		D		I		Total
Source of Distribution	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount
Net investment income(2)(3)	$0.936222	$71,030	$0.936861	$1,697	$0.934328	$224,195	$0.935460	$296,922
Net realized gain on investments(3)	0.054010	4,911	0.054448	112	0.054083	13,464	0.054064	18,487
Excess (undistributed)	(0.052932)	(5,094)	(0.054009)	(117)	(0.051111)	(14,106)	(0.052224)	(19,317)
Total	$0.937300	$70,847	$0.937300	$1,692	$0.937300	$223,553	$0.937300	$296,092
______________
(1)Distributions per share are gross of shareholder servicing fees.
(2)Net investment income per share is gross of shareholder servicing fees.
(3)The per share data was derived using actual shares outstanding at the date of the relevant transaction.

	For the Year Ended December 31, 2024
Source of Distribution(2)	Per Share(1)	Amount	Percentage
Net investment income	$1.046878	$262,273	105.1%
Net realized gain (loss) on investments	(0.023535)	(6,795)	(2.7)%
Excess (undistributed)	(0.006043)	(5,901)	(2.4)%
Total	$1.017300	$249,577	100.0%
___________
(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to “Note 12 — Financial Highlights” for amounts by share class.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Year Ended December 31, 2023
Source of Distribution(3)	Per Share(1)	Amount	Percentage
Net investment income	$1.120595	$157,783	114.3%
Net realized gain (loss) on investments	0.003228	585	0.4%
Distributions in excess of net investment income/(undistributed net investment income)	(0.111523)	(20,303)	(14.7)%
Total	$1.012300	$138,065	100.0%
__________
(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to “Note 12— Financial Highlights” for amounts by share class.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
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
The tables below present the share repurchase activity of the Company:

For the Year Ended December 31, 2025
Offer Date	Class	Tender Offer Expiration	Tender Offer		Purchase Price per Share	Shares Repurchased
February 26, 2025	I	March 31, 2025	$82,728		$10.34	8,000,727
February 26, 2025	S	March 31, 2025	15,662		$10.34	1,514,802
February 26, 2025	D	March 31, 2025	147		$10.34	14,197
May 23, 2025	I	June 30, 2025	130,914		$10.37	12,624,263
May 23, 2025	S	June 30, 2025	16,306		$10.37	1,572,626
August 26, 2025	I	September 30, 2025	76,960		$10.42	7,386,057
August 26, 2025	S	September 30, 2025	12,306	(1)	$10.42	1,181,076
August 26, 2025	D	September 30, 2025	678		$10.42	64,988
Total			$335,701			32,358,736
_______________
(1)Amount reflects a $513 thousand reduction from the originally estimated tender offer amount.

For the Year Ended December 31, 2024
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 27, 2024	I	March 29, 2024	$13,250	$10.44	1,269,118
February 27, 2024	S	March 29, 2024	1,958	$10.44	187,558
May 23, 2024	I	June 28, 2024	26,086	$10.42	2,503,435
May 23, 2024	S	June 28, 2024	11,239	$10.42	1,078,644
May 23, 2024	D	June 28, 2024	169	$10.42	16,239
August 26, 2024	I	September 30, 2024	62,456	$10.43	5,988,126
August 26, 2024	S	September 30, 2024	9,797	$10.43	939,242
August 26, 2024	D	September 30, 2024	28	$10.43	2,726
November 26, 2024	I	December 31, 2024	88,571	$10.42	8,500,163
November 26, 2024	S	December 31, 2024	6,940	$10.42	666,035
November 26, 2024	D	December 31, 2024	661	$10.42	63,408
Total			$221,155		21,214,694

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

For the Year Ended December 31, 2023
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 28, 2023	I	March 31, 2023	$35,173	$10.12	3,475,640
February 28, 2023	S	March 31, 2023	965	$10.12	95,317
May 25, 2023	I	June 30, 2023	20,802	$10.14	2,051,539
May 25, 2023	S	June 30, 2023	1,425	$10.14	140,508
May 25, 2023	D	June 30, 2023	50	$10.14	4,926
August 24, 2023	I	September 29, 2023	39,093	$10.28	3,802,783
August 24, 2023	S	September 29, 2023	581	$10.28	56,519
August 24, 2023	D	September 29, 2023	52	$10.28	5,090
November 27, 2023	I	December 29, 2023	39,727	$10.38	3,827,332
November 27, 2023	S	December 29, 2023	564	$10.38	54,310
Total			$138,432		13,513,964

Note 10. Earnings Per Share
The tables below present the computation of basic and diluted earnings per common share for the following periods:

	For the Year Ended December 31,
	2025			2024			2023
	S	D	I	S	D	I	S	D	I
Increase (decrease) in net assets resulting from operations	$68,062	$1,639	$214,396	$54,458	$1,419	$198,741	$33,852	$1,876	$153,519
Weighted average shares of common stock outstanding—basic and diluted	83,658,968	1,865,052	240,204,590	57,196,633	1,398,074	191,934,071	26,514,031	1,383,519	112,905,282
Earnings (loss) per common share—basic and diluted	$0.81	$0.88	$0.89	$0.95	$1.01	$1.04	$1.28	$1.36	$1.36

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
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
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid-in-capital, or total distributable earnings (losses), as appropriate.
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
For the year ended December 31, 2025, the Company recorded $0.4 million U.S. federal excise tax. For the years ended December 31, 2024 and 2023, the Company recorded none and $0.1 million for U.S. federal excise tax, respectively.
The following table reconciles the increase in net assets resulting from operations to taxable income for the following periods:

	For the Year Ended December 31,
	2025(1)	2024	2023
Increase (decrease) in net assets resulting from operations	$284,097	$254,618	$189,247
Adjustments:
Net unrealized (gain) loss on investments	31,312	384	(31,885)
Excise tax	400	—	126
Other book-tax differences	(8,213)	(12,346)	(21,181)
Taxable Income	$307,596	$242,656	$136,307
______________
(1) Tax information for the fiscal year ended December 31, 2025, is estimated and is not considered final until the Company files its tax return.
For the Year Ended December 31, 2025
Total distributions declared during the year ended December 31, 2025 of $296.1 million consisted of $279.0 million of ordinary income and $17.1 million of net long-term capital gains, determined on a tax basis. For the calendar year ended December 31, 2025, the Company had no undistributed ordinary income, $10.3 million of undistributed capital gains, as well as $39.3 million of net unrealized gains (losses) on investments and no other temporary differences. For the year ended December 31, 2025, 91.4% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
During the year ended December 31, 2025, the Company increased the total distributable earnings (losses) and decreased additional paid-in-capital. These permanent differences of $0.4 million were principally related to U.S, federal income tax including excise taxes.
As of December 31, 2025, the net estimated unrealized gain for U.S. federal income tax purposes was $52.3 million based on a tax cost basis of $6.2 billion. As of December 31, 2025, the estimated aggregate gross unrealized losses for U.S federal income tax purposes was $7.3 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $59.6 million.
For the Year Ended December 31, 2024
Total distributions declared during the year ended December 31, 2024, of $249.6 million consisted of $245.3 million of ordinary income and $4.3 million of net long-term capital gains, determined on a tax basis. For the calendar year ended December 31, 2024, the Company had no undistributed ordinary income, as well as $63.7 million of net unrealized gains (losses) on investments and other temporary differences of $(2.5) million. For the year ended December 31, 2024, 92.2% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
During the year ended December 31, 2024, the Company decreased the total distributable earnings (losses) and increased additional paid-in-capital. These permanent differences were principally related to $0.4 million attributable to U.S. federal income tax, including excise taxes and non-deductible expenses.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
As of December 31, 2024, the net estimated unrealized gain for U.S. federal income tax purposes was $61.6 million based on a tax cost basis of $5.1 billion. As of December 31, 2024, there were no estimated aggregate gross unrealized losses for U.S. federal income tax purposes and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $61.6 million.
For the Year Ended December 31, 2023
Total distributions declared during the year ended December 31, 2023, of $138.1 million were derived from ordinary income, determined on a tax basis. For the calendar year ended December 31, 2023, the Company had $5.7 million of undistributed ordinary income, $0.6 million of undistributed capital gains, as well as $52.5 million of net unrealized gains (losses) on investments and other temporary differences of $2.3 million. For the year ended December 31, 2023, 92.9% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
During the year ended December 31, 2023, the Company increased the total distributable earnings (losses) and decreased additional paid-in-capital. These permanent differences were principally related to $0.5 million attributable to U.S. federal income tax, including excise taxes and non-deductible expenses.
As of December 31, 2023, the net estimated unrealized gain for U.S. federal income tax purposes was $50.6 million based on a tax cost basis of $3.2 billion. As of December 31, 2023, there were no estimated aggregate gross unrealized losses for U.S. federal income tax purposes and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $50.6 million.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 12. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Year Ended December 31,
	2025			2024			2023			2022(8)
	S	D	I	S	D	I	S	D	I	S(9)	D(10)	I
Per share data:
Net asset value, at beginning of period	$10.42	$10.42	$10.42	$10.38	$10.38	$10.38	$10.02	$10.02	$10.02	$9.96	$9.93	$10.00
Results of operations:
Net investment income(1)	0.85	0.91	0.93	0.98	1.04	1.07	1.05	1.11	1.14	0.64	0.28	0.76
Net realized and unrealized gain (loss)(2)	(0.04)	(0.03)	(0.04)	(0.01)	(0.01)	(0.01)	0.24	0.24	0.23	(0.10)	0.03	(0.22)
Net increase (decrease) in net assets resulting from operations	0.81	0.88	0.89	0.97	1.03	1.06	1.29	1.35	1.37	0.54	0.31	0.54
Distributions:
Net increase (decrease) in net assets from shareholders' distributions(3)	(0.85)	(0.91)	(0.94)	(0.93)	(0.99)	(1.02)	(0.93)	(0.99)	(1.01)	(0.48)	(0.22)	(0.52)
Total increase (decrease) in net assets	(0.04)	(0.03)	(0.05)	0.04	0.04	0.04	0.36	0.36	0.36	0.06	0.09	0.02
Net Asset Value, at End of Period(4)	$10.38	$10.38	$10.38	$10.42	$10.42	$10.42	$10.38	$10.38	$10.38	$10.02	$10.02	$10.02

Total Return(5)	8.1%	8.7%	9.0%	9.7%	10.3%	10.6%	13.4%	14.1%	14.3%	5.0%	5.4%	5.6%

Ratios:
Ratio of net expenses to average net assets(6)(7)	9.3%	8.7%	8.5%	10.5%	10.3%	9.7%	10.7%	10.7%	10.0%	N.M.	N.M.	N.M.
Ratio of net investment income to average net assets(6)(7)	8.3%	9.1%	9.2%	9.7%	10.1%	10.6%	10.7%	11.6%	11.4%	10.8%	6.8%	11.3%
Portfolio turnover rate	49.1%	49.1%	49.1%	52.2%	52.2%	52.2%	8.5%	8.5%	8.5%	N.M.	N.M.	N.M.

Supplemental Data:
Weighted-average shares outstanding	83,658,968	1,865,052	240,204,590	57,196,633	1,398,074	191,934,071	26,514,031	1,383,519	112,905,282	5,219,284	64,617	72,916,367
Shares outstanding, end of period	90,973,724	2,059,316	251,904,595	69,897,488	1,498,231	217,328,509	40,514,803	2,571,718	138,158,948	10,780,315	107,019	87,818,350
Net assets, end of period	$944,216	$21,371	$2,614,561	$728,225	$15,607	$2,264,248	$420,533	$26,693	$1,434,377	$108,073	$1,073	$880,351
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
(6)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the year ended December 31, 2025, the total operating expenses to average net assets were 9.3%, 8.7%, 8.5% for Class S, Class D and Class I common stock, respectively, prior to management fee waivers, if any. For year ended December 31, 2024, the total operating expenses to average net assets were 10.5%, 10.3%, 9.7% for Class S, Class D and Class I common stock, respectively, prior to management fee waivers, if any. For the year ended December 31, 2023, the total operating expenses to average net assets were 10.7%, 10.7%, 10.0% for Class S, Class D and Class I common stock, respectively. From May 2, 2022 (commencement of operations) through December 31, 2022, the total operating expenses to average net assets were not meaningful for Class S, Class D, and Class I common stock, respectively.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
(7)The ratio reflects an annualized amount for the years ended December 31, 2025, 2024, 2023 and 2022, except in the case of non-recurring expenses (e.g. initial organization expenses) and offering expenses, where applicable.
(8)The Company commenced operations on May 2, 2022.
(9)Class S common stock shares were first issued on June 1, 2022.
(10)Class D common stock shares were first issued on October 3, 2022.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of these financial statements. There have been no subsequent events to disclose except for the following:
Distribution
On February 18, 2026, the Company’s Board approved a distribution of $0.074775 per share, payable on or before March 31, 2026, to the shareholders of record as of February 27, 2026, a distribution of $0.074775 per share, payable on or before April 30, 2026, to the shareholders of record as of March 31, 2026, and a distribution of $0.074775 per share, payable on or before May 31, 2026, to the shareholders of record as of April 30, 2026.
Raise Proceeds
Subsequent to December 31, 2025 and through March 3, 2026, the Company has issued approximately 823,418 shares of its Class S common stock, approximately 5,731,059 shares of its Class I common stock and 16,885 shares of its Class D common stock and has raised total gross proceeds of approximately $8.6 million, $59.0 million, and $0.2 million, respectively.
Asset Sale
On February 18, 2026, the Company entered into six separately negotiated loan sale agreements with certain purchasers (“Purchasers”) totaling $400.0 million in debt investment commitments, each relating to the disposition of a portion of our portfolio company investments (each, a “Subject Portfolio” and collectively, the “Subject Portfolios”). Excluding unfunded commitments, the aggregate fair value of the Subject Portfolios as of February 12, 2026 was $344.0 million, equivalent to 99.6% of par value. The Subject Portfolios consist of 98.6% first-lien investments and 1.4% unsecured investments and include investments in 60 portfolio companies across 26 industries. 98.6% of investments in the Subject Portfolios are floating rate. The Subject Portfolios have an average investment size of $5.7 million and a weighted average spread of 5.0% and consist of partial sales representing approximately 13% of our investments in each underlying portfolio company as of December 31, 2025.
Each Purchaser is a financing vehicle or fund owned by a leading public pension or insurance investor (each, an “Institutional Investor”). Some of the Institutional Investors are investors in funds managed by affiliates of the Adviser; however, each Institutional Investor made its own independent investment decision in connection with its purchase of a Subject Portfolio. Additionally, certain affiliates of the Adviser have agreed to provide the Purchasers or their parent entities with non-discretionary advisory services in connection with the Subject Portfolios.
Share Repurchases
Pursuant to an offer to purchase (the “Offer”) dated November 26, 2025, as amended on December 23, 2025, the Company offered to purchase up to 65,771,325 shares of its issued and outstanding Class S common stock, Class D common stock and Class I common stock at a price equal to the net offering price per share, as of December 31, 2025, of each share tendered pursuant to the Offer.
The Offer expired at 11:59 P.M., Eastern Time, on January 8, 2026, and approximately 10,327,702 shares of Class S common stock, 988,298 shares of Class D common stock and 40,025,443 shares of Class I common stock were validly tendered and not withdrawn pursuant to the Offer as of such date.
On January 26, 2026, the Company determined that, as of December 31, 2025, the net offering prices per share of its Class S common stock, Class D common stock and Class I common stock were $10.38 per share, $10.38 per share and $10.38 per share, respectively and the Company purchased all validly tendered and not withdrawn shares for approximately $107.2 million, $10.3 million and $415.5 million respectively. The aggregate purchase price for all shares repurchased pursuant to the Offer was approximately $533.0 million, which represented the value of 15.6% of the aggregate number of the Company’s shares outstanding as of September 30, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report.
(b)Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2025.
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
(c) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Our Board of Directors
As of December 31, 2025, our Board consisted of six members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2028 annual meeting of shareholders; the terms of our Class II directors will expire at the 2026 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2027 annual meeting of shareholders.
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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors:
Eric Kaye, 62	Director	Founder and Chief Executive Officer of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class II Director since 2021; Term expires in 2026	5	Blue Owl Capital Corporation(“OBDC”) Blue Owl Capital Corporation II (“OBDC II”) Blue Owl Credit Income Corp. ("OCIC") Blue Owl Technology Finance Corp. ("OTF")
Victor Woolridge, 69	Director	Managing Director of Barings Real Estate Advisers LLC	Class II Director since 2021; Term expires in 2026	5	OBDC OBDC II OCIC OTF
Christopher M. Temple, 58	Director	President of DelTex Capital LLC	Class III Director since 2021; Term expires in 2027	5	OBDC OBDC II OCIC OTF
Melissa Weiler, 61	Director	Private Investor	Class III Director since 2021, Term expires in 2027	5	OBDC OBDC II OCIC OTF Jefferies Financial Group, Inc.
Edward D'Alelio, 73	Chairman of the Board and Director	Retired	Class I Director since 2021; Term expires in 2028	5	OBDC OBDC II OCIC OTF
Interested Directors:(4)
Craig W. Packer, 59	Chief Executive Officer and Director	Co-Founder of Owl Rock Capital Partners Co-President of Blue Owl Co-Chief Investment Officer of each of the Blue Owl Credit Advisers Chief Executive Officer of the Blue Owl BDCs	Class I Director since 2021; Term expires in 2028	5	OBDC OBDC II OCIC OTF Blue Owl Capital Inc. (“Blue Owl”)
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

Independent Directors
Mr. Kaye is the Chief Executive Officer and founder of Kayezen, LLC, a physical therapy and fitness equipment design company. Prior to founding Kayezen, LLC, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle-market companies. Prior to joining UBS, Mr. Kaye had served as Global Co-Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of OCIC and since August 2021 he has served on the board of directors of the Company. Mr. Kaye previously served on the board of directors of Blue Owl Capital Corporation III (“OBDE”) from February 2020 until January 2025 and on the board of directors of Blue Owl Technology Finance Corp. II (“OTF II”) from November 2021 until March 2025. Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.
We believe Mr. Kaye’s management positions and experiences in the middle-market provide the Board with valuable insight.
Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC (“Barings”), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge most recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets – Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) (“Cornerstone”) from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC (“Babson”) from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board’s Committee on Administration and Finance. Mr. Woolridge has served as trustee for University of Massachusetts Global. Since 2022, Mr. Woolridge has served as a director of Trumbull Property Income Fund and Fallon Health. Mr. Woolridge has also served on the UMass Foundation’s investment committee since 2021. Mr. Woolridge serves as Board Committee Chair and President of Springfield Riverfront Development Corporation – Basketball Hall of Fame. Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board’s compensation, finance, governance and strategy committees. Mr. Woolridge joined the boards of directors of the Company OBDC, OBDC II, OCIC and OTF in November 2021. Mr. Woolridge previously served on the board of directors of OBDE from February 2021 until January 2025 and on the board of directors of OTF II from November 2021 until March 2025. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member.
We believe Mr. Woolridge’s numerous management positions and broad experiences in the asset management and financial services sectors provide him with skills and valuable insight in handling complex financial transactions and issues, all of which makes him well qualified to serve on the Board.
Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple served on the board of directors of Plains GP Holdings, L.P., the general partner of Plains All American Pipeline Company from November 2016 through May 2024 and served as a member of the Plains GP Holdings, L.P. compensation committee from November 2020 through May 2024. Mr. Temple also served as a director of Plains All American Pipeline, L.P.’s (“PAA”) general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, Mr. Temple has served on private boards including Brawler Industries, National HME, Loenbro, Inc. and HMT, LLC and as Operating Executive/Senior Advisor for Tailwind Capital, LLC, a New York-based middle-market private equity firm. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of OCIC and since August 2021 he has served on the board of directors of the Company. Mr. Temple previously served on the board of directors of OBDE from February 2020 until January 2025 and on the board of directors of OTF II from November 2021 until March 2025. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.

We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the Board.
Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. Ms. Weiler has served on the board of directors of Jefferies Financial Group Inc. since July 2021. She is a member of the Cedars-Sinai Board of Governors and is actively involved in 100 Women in Finance. Ms. Weiler joined the boards of directors of OBDC, OBDC II, OTF and OCIC in February 2021, the Company in August 2021. Ms. Weiler previously served on the board of directors of OBDE from February 2021 until January 2025 and on the board of directors of OTF II from November 2021 until March 2025. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania.
We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board.
Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D'Alelio has served as an Executive in Residence at the University of Mass., Boston—School of Management. He is also President of the UMass Foundation. He serves on the Advisory Committees of Ceres Farms. Since September 2009, Mr. D'Alelio has served as director of Vermont Farmstead Cheese. Mr. D'Alelio served on the board of Blackstone Senior Floating Rate 2027 Term Fund from April 2010 until February 2025, Blackstone Long Short Credit Income Fund from November 2010 until February 2025 and Blackstone Strategic Credit 2027 Term Fund from May 2021 until February 2025. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of OCIC and since August 2021 he has served on the board of directors of the Company. Mr. D’Alelio previously served on the board of directors of OBDE from February 2020 until January 2025 and on the board of directors of OTF II from November 2021 until March 2025. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care, Trump Entertainment Resorts and UMass Memorial Hospital. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.
We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which makes him well qualified to serve on the board of directors.
Interested Directors
Mr. Packer is the Chief Executive Officer of each of the Blue Owl BDCs and is a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Additionally, Mr. Packer is a Co-President and a director of Blue Owl. Mr. Packer is also the Head of the Credit platform and serves as a Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Packer co-founded Owl Rock Capital Partners (“Owl Rock”), the predecessor firm to Blue Owl’s Credit platform. In addition, since March 2016 and November 2016 Mr. Packer has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of OCIC and since August 2021 he has served on the board of directors of the Company. Mr. Packer previously served on the board of directors of OBDE from February 2020 until January 2025 and on the board of directors of OTF II from November 2021 until March 2025. Mr. Packer also served as President of OBDE since its inception until January 2024 and as President of the Company, OBDC, OBDC II, OTF, OTF II and OCIC since each of their inceptions until August 2024. Prior to co-founding Owl Rock, Mr. Packer was a Partner and Co-Head of Leveraged Finance in the Americas at Goldman, Sachs & Co. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs & Co., Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette. Mr. Packer serves as Treasurer of the Board of Trustees of Greenwich Academy, and Co-Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut. Mr. Packer is also on the Advisory Board for the Mount Sinai Department of Rehabilitation and Human Performance and serves as a director of Wingspire Capital LLC. In addition, Mr. Packer is on the Foundation Board of Trustees for the McIntire School of Commerce, University of Virginia and is a member of the Board of Trustees of the University of Virginia Athletics Foundation. Mr. Packer earned an M.B.A. from Harvard Business School and a B.S. from the University of Virginia.

We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry-specific knowledge and expertise on these and other matters, and his history with us and the Adviser, provide an important skill set and knowledge base to the Board.
Meetings and Attendance
The Board met sixteen times during 2025 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2025.
Board Attendance at the Annual Meeting
Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time. Three members of the Board attended our 2025 annual meeting of shareholders.
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
Committees of the Board
The Board has an Audit Committee, a Nominating and Corporate Governance Committee and a Co-Investment Committee, and may form additional committees in the future. A brief description of each committee is included in this Form 10-K and the charters of the Audit and Nominating and Corporate Governance Committees can be accessed on the Company’s website at www.blueowlproducts.com.

As of December 31, 2025, the members of each of the Board’s committees were as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee	Co-Investment Committee
Edward D'Alelio	Edward D'Alelio	Edward D'Alelio
Christopher M. Temple	Christopher M. Temple	Christopher M. Temple
Eric Kaye	Eric Kaye	Eric Kaye
Melissa Weiler	Melissa Weiler	Melissa Weiler
Victor Woolridge	Victor Woolridge	Victor Woolridge
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
The Audit Committee had nine formal meetings in 2025.
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
The Nominating and Corporate Governance Committee had two formal meetings in 2025.
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
Co-Investment Committee Governance, Responsibilities and Meetings
The Co-Investment committee is responsible for reviewing and making certain findings in respect of co-investment transactions pursuant to the exemptive relief that has been granted by the SEC to the Adviser and its affiliates to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. The Co-Investment Committee was formed on February 18, 2025, and had three formal meetings in 2025.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to such persons were timely filed.

Code of Business Conduct
We have adopted a Code of Business Conduct which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Our Code of Business Conduct can be accessed on our website at www.blueowlproducts.com.
There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct, we will promptly disclose the nature of the amendment or waiver on our website at www.blueowlproducts.com or file a Form 8‑K with the Securities and Exchange Commission.
We have also adopted an insider trading policy which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. This policy is filed as Exhibit 19.1 to this Annual Report.
Information about Executive Officers Who Are Not Directors
The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company:

Name	Age	Position	Officer Since
Erik Bissonnette	46	President	2024
Karen Hager	53	Chief Compliance Officer	2021
Jonathan Lamm	51	Chief Financial Officer and Chief Operating Officer	2021
Matthew Swatt	37	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller	2021
Shari Withem	43	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller	2021
Neena Reddy	48	Vice President and Secretary	2021
The address for each of our executive officers is c/o Blue Owl Technology Income Corp., 399 Park Avenue, 37th Floor, New York, New York 10022.
Mr. Bissonnette is a Senior Managing Director of Blue Owl, a member of the Direct Lending Investment Team, Co-Head of Technology Investing for Blue Owl, and a member of the Adviser’s Technology Lending Investment Committee. Mr. Bissonnette is also President of the Company and OTF, and Portfolio Manager for certain funds in Blue Owl's Technology Lending strategy, including the Company. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in 2018, Mr. Bissonnette was a Managing Director and Head of Technology Leveraged Finance at Capital Source from 2009 to 2017. Preceding Capital Source, Mr. Bissonnette was an Associate at ABS Capital Partners from 2007 to 2009. Prior to that, Mr. Bissonnette was an Associate at Wachovia Securities for four years and an Analyst at Bank of America Securities from 2001 to 2003. Mr. Bissonnette received a B.A. in Economics with a double major in English from Wake Forest University.
Ms. Hager is the Global Chief Compliance Officer and a Senior Managing Director of Blue Owl, a member of Blue Owl’s Management and Operating Committee and also serves as the Chief Compliance Officer of Blue Owl and each of the Blue Owl Credit Advisers and the Blue Owl BDCs. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in March 2018, Ms. Hager was Chief Compliance Officer at Abbott Capital Management. Previous to Abbott, Ms. Hager worked as SVP, Director of Global Compliance and Chief Compliance Officer at The Permal Group, and as Director of Compliance at Dominick & Dominick Advisors LLC. Prior to joining Dominick & Dominick Advisors LLC, Ms. Hager was a Senior Securities Compliance Examiner/Staff Accountant at the US Securities and Exchange Commission. Ms. Hager received a B.S. in Accounting from Brooklyn College of the City University of New York.
Mr. Lamm is Chief Financial Officer and Chief Operating Officer of each of the Blue Owl BDCs. Mr. Lamm is also a Senior Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. (“GSBD”), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD’s finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.

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
Ms. Reddy is a Vice President and Secretary of each of the Blue Owl BDCs and Chief Legal Officer of each of the Blue Owl Credit Advisers. Ms. Reddy also serves as the General Counsel, Chief Legal Officer and Secretary of Blue Owl, and as a member of Blue Owl’s Operating Committee. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, Ms. Reddy was associate general counsel at Goldman, Sachs & Co LLC, from June 2010 to April 2019 and was dedicated to Goldman Sachs Asset Management L.P. ("GSAM"), where she was responsible for GSAM managed direct alternative products, including private credit. Prior to GSAM, Ms. Reddy practiced as a corporate attorney at Boies Schiller & Flexner LLP and at Debevoise & Plimpton LLP. Ms. Reddy joined the Board of Directors for Partnership for New York City, representing Blue Owl, in 2024. Prior to becoming an attorney, Ms. Reddy was a financial analyst in the private wealth division at Goldman, Sachs & Co. Ms. Reddy received a J.D. from New York University School of Law and a B.A. in English, magna cum laude, from Georgetown University.
Portfolio Managers
The management of our investment portfolio is the responsibility of the Adviser and the Technology Lending Investment Committee. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s direct lending investment committees. Blue Owl’s four direct lending investment committees focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Technology Lending Investment Committee is comprised of Erik Bissonnette, Pravin Vazirani, Jon ten Oever and Arthur Martini. We consider these individuals on the Technology Lending Investment Committee to be our portfolio managers. The Investment Team, under the Technology Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and monitors our portfolio companies on an ongoing basis. The Technology Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Technology Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which certain investments may be made or sold consistent with our investment objective) and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Technology Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Technology Lending Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Technology Lending Investment Committee. The compensation packages of the Technology Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
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
The members of the Technology Lending Investment Committee perform a similar role for OTF and certain members of the Technology Lending Investment Committee also perform a similar role for OBDC, OBDC II and OCIC, from which the Adviser and its affiliates may receive incentive fees. See “ITEM 1. BUSINESS – Affiliated Transactions” for a description of the Blue Owl Credit Advisers’ allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See “ITEM 1A. RISK FACTORS – Risks Related to Our Adviser and Its Affiliates – Our Adviser and its affiliates may face conflicts of interest with respect to services performed for their respective other accounts and clients or issuers in which we may invest.” for a discussion of potential conflicts of interests.
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
In addition to managing our investments, our portfolio managers also manage other registered investment companies and BDCs, other pooled investment vehicles and other accounts, as indicated below. The following table identifies, as of December 31, 2025: (i) the number of registered investment companies and BDCs (including us), other pooled investment vehicles and other accounts managed by each portfolio manager; (ii) the total assets of such companies, vehicles and accounts; and (iii) the number and total assets of such companies, vehicles and accounts that are subject to an advisory fee based on performance.

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Douglas I. Ostrover
Registered investment companies/Business development companies	5	$77,056	5	$77,056
Other pooled investment vehicles	40	15,115	12	9,823
Other accounts	—	—	—	—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Marc Lipschultz
Registered investment companies/Business development companies	5	$77,056	5	$77,056
Other pooled investment vehicles	44	25,889	16	20,597
Other accounts	—	—	—	—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Craig W. Packer
Registered investment companies/Business development companies	5	$77,056	5	$77,056
Other pooled investment vehicles	37	13,750	11	9,261
Other accounts	—	—	—	—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Alexis Maged
Registered investment companies/Business development companies	5	$77,056	5	$77,056
Other pooled investment vehicles	37	13,750	11	9,261
Other accounts	—	—	—	—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Erik Bissonnette
Registered investment companies/Business development companies	2	$21,210	2	$21,210
Other pooled investment vehicles	3	754	1	65
Other accounts	—	—	—	—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Pravin Vazirani
Registered investment companies/Business development companies	2	$21,210	2	$21,210
Other pooled investment vehicles	3	754	1	65
Other accounts	—	—	—	—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Jon ten Oever
Registered investment companies/Business development companies	2	$21,210	2	$21,210
Other pooled investment vehicles	3	754	1	65
Other accounts	—	—	—	—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Arthur Martini
Registered investment companies/Business development companies	2	$21,210	2	$21,210
Other pooled investment vehicles	3	754	1	65
Other accounts	—	—	—	—
The management and incentive fees payable by the Blue Owl Credit Clients are based on the gross assets or net assets and performance, respectively, of each Blue Owl Client.

Biographical information regarding the members of the Technology Lending Investment Committee who are not directors or executive officers of the Company is as follows:
Mr. Ostrover is Co-Chief Executive Officer of Blue Owl and the chairman of Blue Owl's board of directors. Mr. Ostrover is also the Co-Chief Executive Officer and serves as a Co-Chief Investment Officer of each of the Blue Owl Credit Advisers. Mr. Ostrover is also a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Previously, Mr. Ostrover co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Mr. Ostrover served on the boards of directors of OBDC and OBDC II from 2016 through 2021, on the board of directors of OTF from 2018 through 2021, and on the boards of directors of OBDE and OCIC from 2020 through 2021. Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone’s alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston ("CSFB"). Prior to his role as Chairman, Mr. Ostrover was Global Co-Head of CSFB’s Leveraged Finance Group, during which time he was responsible for all of CSFB’s origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette ("DLJ"), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ’s high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation, the Mount Sinai Health System, and the Leadership Council for Memorial Sloan Kettering. Mr. Ostrover also serves on the investment committee of the Brunswick School. Mr. Ostrover received an M.B.A. from New York University Stern School of Business and a B.A. in Economics from the University of Pennsylvania.
Mr. Lipschultz is Co-Chief Executive Officer of Blue Owl and a member of Blue Owl's board of directors. Mr. Lipschultz also serves as Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Lipschultz co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Prior to co-founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR, serving on the firm’s Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, private credit and real assets. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. Mr. Lipschultz served on the board of the Hess Corporation until 2025 and is actively involved in a variety of nonprofit organizations, serving as a trustee or board member of the 92nd Street Y, American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School and the Stanford University Board of Trustees. Mr. Lipschultz received an M.B.A. with high distinction, Baker Scholar, from Harvard Business School and an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University.
Mr. Maged is Chief Credit Officer of Blue Owl, a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of each of the Blue Owl Credit Advisers, and Vice President of each of the Blue Owl BDCs. Mr. Maged is also a Senior Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in January 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York-based provider of pet-themed products and technology from September 2014 to November 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co-Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid-2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette ("DLJ"). Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received an M.B.A. from New York University Stern School of Business and a B.A. from Vassar College.
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
Mr. ten Oever is a Senior Managing Director of Blue Owl, serves as the Head of Technology Credit for each of the Blue Owl Credit Advisers and serves as a member of the Adviser’s Technology Lending Investment Committee. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in 2019, Mr. ten Oever was a Managing Director at Goldman Sachs & Co. from 2008 until 2019. At Goldman Sachs & Co., Mr. ten Oever held several positions in the Americas Financing Group’s Leveraged Finance Group, including leadership of the TMT and Healthcare verticals. Prior to working at Goldman Sachs, Mr. ten Oever was a Vice President at Credit Suisse Securities (USA) LLC, in the Media & Telecom Group from 2000 until 2008 and an attorney at Sullivan & Cromwell LLP from 1997 until 2000. Mr. ten Oever received a J.D. from Yale Law School and a B.A. from Huron College at the University of Western Ontario.
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
Ownership of Securities
The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Technology Lending Investment Committee as of February 24, 2026, stated as one of the following dollar ranges: None; $1 – $10,000; $10,001 – $50,000; $50,001 – $100,000; $100,001–$500,000; $500,001–$1,000,000; or over $1,000,000.

Name	Dollar Range of Equity Securities in Blue Owl Technology Income Corp.(1)(2)
Douglas I. Ostrover	None
Marc S. Lipschultz	None
Craig W. Packer	None
Alexis Maged	None
Erik Bissonnette	None
Pravin Vazirani	None
Jon ten Oever	None
Arthur Martini	None
________________
(1)Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the 1934 Act.
(2)The dollar range of equity securities of the Company beneficially owned by members of the Technology Lending Investment Committee, if applicable, is calculated by multiplying the current net offering price per share as of December 31, 2025, times the number of shares beneficially owned.

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
Director Compensation
No compensation is expected to be paid to our director who is an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in‑person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. As of December 31, 2025, these directors were Edward D’Alelio, Christopher M. Temple, Eric Kaye, Melissa Weiler, and Victor Woolridge. We pay each independent director the following amounts for serving as a director:

		Annual Committee Chair Cash Retainer
Assets Under Management	Annual Cash Retainer	Chair of the Board	Audit	Committee Chair
$0 < $2.5 Billion	$150,000	$15,000	$10,000	$5,000
$2.5 Billion < $5 Billion	$200,000	$15,000	$10,000	$5,000
$5 Billion < $10 Billion	$250,000	$15,000	$10,000	$5,000
$10 Billion < $15 Billion	$300,000	$15,000	$10,000	$5,000
≥ $15 Billion	$350,000	$15,000	$10,000	$5,000
We also reimburse each of the directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out‑of‑pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.
The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2025:

Name	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$252,500	$252,500	$1,442,506
Christopher M. Temple	$247,500	$247,500	$1,416,500
Eric Kaye	$242,500	$242,500	$1,390,194
Melissa Weiler	$237,500	$237,500	$1,363,889
Victor Woolridge	$237,500	$237,500	$1,363,889
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of February 24, 2026, the beneficial ownership according to information furnished to us by such persons or publicly available filings. Ownership information for those persons who beneficially own 5% or more of the outstanding shares of our common stock is based upon filings by such persons with the SEC and other information obtained from such persons of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.

The percentage ownership is based on 302,153,647 shares of our common stock outstanding as of February 24, 2026. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Name and Address	Title of Class	Number of Shares Owned	Percentage of Class Outstanding
Interested Directors
Craig W. Packer	N/A	None	—
Independent Directors
Edward D'Alelio	N/A	None	—
Eric Kaye	N/A	None	—
Christopher M. Temple	N/A	None	—
Melissa Weiler	N/A	None	—
Victor Woolridge	N/A	None	—
Executive Officers
Erik Bissonnette	N/A	None	—
Karen Hager	N/A	None	—
Jonathan Lamm	N/A	None	—
Neena Reddy	N/A	None	—
Matthew Swatt	N/A	None	—
Shari Withem	N/A	None	—
All officers and directors as a group (12 persons)(1)	N/A	None	—
________________
(1)The address for all of the Company’s officers and directors is c/o Blue Owl Technology Income Corp., 399 Park Avenue, 37th Floor, New York, New York 10022.

Dollar Range of Equity Securities Beneficially Owned by Directors
The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of February 24, 2026, stated as one of the following dollar ranges: None; $1‑$10,000; $10,001‑ $50,000; $50,001‑$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, OBDC, OBDC II, OCIC and OTF.

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
_______________
(1)Beneficial ownership has been determined in accordance with Rule 16a‑1(a)(2) of the 1934 Act.
(2)The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the current net offering price per share times the number of shares beneficially owned.
(3)The dollar range of equity securities beneficially owned are: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or over $100,000.
(4)The dollar range of equity securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (1) the closing price per share of OBDC’s common stock on February 24, 2026, multiplied by the number of shares of OBDC’s common stock beneficially owned by the director, (2) the current net asset value per share of OBDC II’s common stock, multiplied by the number of shares of OBDC II’s common stock beneficially owned by the director, (3) the current net offering price per share of OCIC’s common stock multiplied by the number of shares of OCIC’s common stock beneficially owned by the director, (4) the closing price per share of OTF’s common stock on February 24, 2026, multiplied by the number of shares of OTF’s common beneficially owned by the director and (5) the total dollar range of equity securities in the Company beneficially owned by the director.
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
Our executive officers, certain of our directors and certain other finance professionals of Blue Owl also serve as executives of the Blue Owl Credit Advisers and officers and directors of the Company and certain professionals of Blue Owl and the Adviser are officers of Blue Owl Securities LLC. In addition, our executive officers and directors and the members of the Adviser and members of its Technology Lending Investment Committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Blue Owl Credit Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objectives similar to our investment objective.
At times, we may compete with the Blue Owl Credit Clients and other Blue Owl clients, for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Blue Owl Credit Clients and other Blue Owl clients. This can create a potential conflict when allocating investment opportunities among us and such other Blue Owl Credit Clients and other Blue Owl clients. An investment opportunity that is suitable for multiple clients of the Blue Owl Credit Advisers or other affiliated advisers may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Blue Owl Credit Advisers have put in place investment allocation policies that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act. In addition, from time to time, Blue Owl Securities LLC may purchase securities in certain of our offerings.
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
The allocation of investment opportunities among us and any of the other investment funds sponsored or accounts managed by the Adviser or its affiliates may not always, and often will not, be proportional. In general, pursuant to the Blue Owl Credit Advisers’ allocation policy, the process for making an allocation determination includes an assessment as to whether a particular investment opportunity (including any follow-on investment in, or disposition from, an existing portfolio company held by the Company or another investment fund or account) is suitable for us or another investment fund or account including the Blue Owl Credit Clients. In making this assessment, the Blue Owl Credit Advisers may consider a variety of factors, including, without limitation: the investment objectives, guidelines and strategies applicable to the investment fund or account; the nature of the investment, including its risk-return profile and expected holding period; portfolio diversification and concentration concerns; the liquidity needs of the investment fund or account; the ability of the investment fund or account to accommodate structural, timing and other aspects of the investment process; the life cycle of the investment fund or account; legal, tax and regulatory requirements and restrictions, including, as applicable, compliance with the 1940 Act (including requirements and restrictions pertaining to co-investment opportunities discussed below); compliance with existing agreements of the investment fund or account; the available capital of the investment fund or account; diversification requirements for BDCs or RICs; the gross asset value and net asset value of the investment fund or account; the current and targeted leverage levels for the investment fund or account; and portfolio construction considerations. The relevance of each of these criteria will vary from investment opportunity to investment opportunity. In circumstances where the investment objectives of multiple investment funds or accounts regularly overlap, while the specific facts and circumstances of each allocation decision will be determinative, the Blue Owl Credit Advisers may afford prior decisions precedential value.
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
Certain allocations may be more advantageous to us relative to one or all of the other investment funds, or vice versa. While the Blue Owl Credit Advisers will seek to allocate investment opportunities in a way that it believes in good faith is fair and equitable over time, there can be no assurance that our actual allocation of an investment opportunity, if any, or terms on which the allocation is made, will be as favorable as they would be if the conflicts of interest to which the Adviser may be subject did not exist. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.
Exemptive Relief
We rely on an order for exemptive relief (the "Order") to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
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
Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that each of Messrs. Kaye, Temple, D’Alelio and Woolridge and Ms. Weiler is independent, has no material relationship with the Company, and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Mr. Packer is considered an "interested person" (as defined in the 1940 Act) of the Company since he is employed by the Adviser.
Item 14. Principal Accountant Fees and Services.
KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2026. KPMG LLP acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2025, 2024 and 2023. The Company knows of no direct financial or material indirect financial interest of KPMG LLP in the Company.
Fees
Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2025 and 2024:

	For the Fiscal Year Ended December 31, 2025	For the Fiscal Year Ended December 31, 2024
Audit Fees(1)	$531,000	$457,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	86,155	105,862
All Other Fees(4)	—	—
Total Fees	$617,155	$562,862
________________
(1)“Audit Fees” are fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of interim financial statements or services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements, including comfort letters and consents.
(2)“Audit-Related Fees” are fees billed for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported under “Audit Fees.”
(3)“Tax Fees” are fees billed for services rendered by KPMG LLP for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, customs and duties and international tax planning.
(4)“All Other Fees” are fees billed for services other than those stated above.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this Annual Report:
(1)Financial Statements – Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this Annual Report.
(2)Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements included in this Annual Report.
(3)Exhibits – The following is a list of all exhibits filed as a part of this Annual Report, including those incorporated by reference.
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
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Third Articles of Amendment and Restatement, dated June 24, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 26, 2024).
3.2	Third Amended and Restated Bylaws, dated November 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 9, 2023).
4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Company’s Prospectus, filed on April 16, 2025).
4.2*	Description of Registrant's Securities.
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

10.34
First Amendment to Credit Agreement, dated as of February 18, 2025, among Tech Income Funding III LLC, as Borrower, Société Générale, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on February 20, 2025).

10.35
Credit Agreement, dated as of June 12, 2025, among Tech Income Funding IV LLC, as Borrower, the Lenders party thereto, The Bank of Nova Scotia, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian and Document Custodian(incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 18, 2025).

10.36
Sale and Contribution Agreement, dated as of June 12, 2025, between Blue Owl Technology Income Corp., as Seller and Core Income Funding IV LLC, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 18, 2025).

10.37
Amendment No. 1 to Credit Agreement, dated as of December 1, 2025, among Tech Income Funding IV LLC, as Borrower, The Bank of Nova Scotia, as Administrative Agent, the Lenders party thereto, and State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian and Document Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 4, 2025).

10.38
Amendment No. 2 to the Credit Agreement, dated as of December 19, 2025, among Tech Income Funding IV LLC, as Borrower, The Bank of Nova Scotia, as Administrative Agent, the Lenders party thereto, and State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian and Document Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 23, 2025).

19.1*	Insider Trading Policy
21.1*	List of Subsidiaries
24.1	Power of Attorney (included on the signature page hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of the Independent Registered Public Accounting Firm on Supplemental Information
99.2*	Supplemental Financial Information of Blue Owl Credit SLF LLC for the year ended December 31, 2025.
99.3*	Supplemental Financial Information of Blue Owl Leasing LLC as of and for the period from June 30, 2025 (Date of Inception) to December 31, 2025
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________
* Filed herewith.
** Furnished herewith.

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Technology Income Corp.

Date: March 3, 2026	By:	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Chief Operating Officer

Each person whose signature appears below constitutes and appoints Craig W. Packer and Jonathan Lamm, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2025, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 3, 2026.

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