Form 10-Q
period 2026-03-31
Blue Owl Technology Income Corp.
filed 2026-05-11
CIK 1869453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

As of May 6, 2026, the registrant had 79,060,005, 178,137 and 211,119,768 shares of Class S, Class D and Class I common stock, $0.01, par value per share, outstanding, respectively.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Blue Owl Technology Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	As of March 31, 2026 (Unaudited)	As of December 31, 2025
Assets
Investments at fair value:
Non-controlled, non affiliated investments (amortized cost of $5,258,454 and $6,096,076, respectively)	$5,083,745	$6,093,614
Non-controlled, affiliated investments (amortized cost of $105,282 and $86,202, respectively)	108,651	89,389
Controlled, affiliated investments (amortized cost of $24,309 and $24,325, respectively)	24,973	24,133
Total investments at fair value (amortized cost of $5,388,045 and $6,206,603, respectively)	5,217,369	6,207,136
Cash	132,637	143,140
Foreign cash (cost of $16,652 and $9,933, respectively)	16,450	10,085
Interest and dividend receivable	36,148	36,096
Prepaid expenses and other assets	36,155	98,932
Total Assets	$5,438,759	$6,495,389
Liabilities
Debt (net of unamortized debt issuance costs of $30,777 and $32,959, respectively)	$2,371,277	$2,803,356
Distribution payable	20,999	25,104
Tender offer payable	169,364	—
Management fee payable	3,111	3,624
Incentive fee payable	9,051	10,485
Payable for investments purchased	2,479	40,297
Payables to affiliates	2,271	3,283
Accrued expenses and other liabilities	25,050	29,092
Total Liabilities	2,603,602	2,915,241
Commitments and contingencies (Note 8)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 78,618,170 and 90,973,724 issued and outstanding, respectively	786	910
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 1,057,333 and 2,059,316 issued and outstanding, respectively	11	21
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 209,102,637 and 251,904,595 shares issued and outstanding, respectively	2,091	2,519
Additional paid-in-capital	2,952,171	3,527,098
Accumulated undistributed (overdistributed) earnings	(119,902)	49,600
Total Net Assets	2,835,157	3,580,148
Total Liabilities and Net Assets	$5,438,759	$6,495,389
Net Asset Value Per Class S Share	$9.82	$10.38
Net Asset Value Per Class D Share	$9.82	$10.38
Net Asset Value Per Class I Share	$9.82	$10.38
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2026	2025
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$118,335	$127,363
Payment-in-kind (“PIK”) interest income	7,872	6,220
PIK dividend income	4,534	4,283
Dividend income	2	857
Other income	1,211	2,318
Total investment income from non-controlled, non-affiliated investments	131,954	141,041
Investment income from non-controlled, affiliated investments:
Dividend income	2,801	518
Total investment income from non-controlled, affiliated investments	2,801	518
Investment income from controlled, affiliated investments:
Dividend income	321	27
Total investment income from controlled, affiliated investments	321	27
Total Investment Income	135,076	141,586
Operating Expenses
Offering costs	310	814
Interest expense	47,185	41,076
Management fees, net(1)	10,275	9,629
Capital gains incentive fees	—	(1,337)
Performance based incentive fees	9,051	10,521
Professional fees	1,308	2,063
Directors' fees	322	399
Shareholder servicing fees	1,758	1,668
Other general and administrative	1,503	1,778
Total Operating Expenses	71,712	66,611
Net Investment Income (Loss) Before Taxes	63,364	74,975
Income tax expense (benefit), including excise tax expense (benefit)	—	—
Net Investment Income (Loss) After Taxes	$63,364	$74,975
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(167,429)	$(24,866)
Non-controlled, affiliated investments	181	195
Controlled, affiliated investments	855	(44)
Translation of assets and liabilities in foreign currencies and other transactions	(1,298)	210
Total Net Change in Unrealized Gain (Loss)	(167,691)	(24,505)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(640)	(2,435)
Foreign currency transactions	69	(31)
Total Net Realized Gain (Loss)	(571)	(2,466)
Total Net Realized and Change in Unrealized Gain (Loss)	(168,262)	(26,971)
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$(104,898)	$48,004
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$(29,611)	$10,496
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock	$(378)	$251
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$(74,909)	$37,257
Earnings Per Share - Basic and Diluted of Class S Common Stock	$(0.36)	$0.14
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	82,345,091	75,522,643
Earnings Per Share - Basic and Diluted of Class D Common Stock	$(0.32)	$0.15
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	1,168,186	1,620,453
Earnings Per Share - Basic and Diluted of Class I Common Stock	$(0.34)	$0.16
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	220,856,101	231,435,849
______________
(1)Refer to “Note 3 — Agreements and Related Party Transactions” for additional details on management fee waiver.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$63,364	$74,975
Net change in unrealized gain (loss)	(167,691)	(24,505)
Net realized gain (loss)	(571)	(2,466)
Net Increase (Decrease) in Net Assets Resulting from Operations	(104,898)	48,004
Distributions
Class S	(16,337)	(16,817)
Class D	(237)	(386)
Class I	(48,030)	(56,259)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(64,604)	(73,462)
Capital Share Transactions
Class S:
Issuance of common shares	16,585	91,284
Share transfers between classes(1)	(9,141)	(3,097)
Repurchase of common shares	(143,159)	(15,662)
Reinvestment of shareholders' distributions	9,282	9,295
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	(126,433)	81,820
Class D:
Issuance of shares of common stock	175	1,650
Share transfers between classes(1)	—	—
Repurchase of common shares	(10,691)	(147)
Reinvestment of shareholders' distributions	138	96
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	(10,378)	1,599
Class I:
Issuance of shares of common stock	79,886	235,254
Share transfers between classes(1)	9,141	3,097
Repurchase of common shares	(548,692)	(82,728)
Reinvestment of shareholders' distributions	20,987	24,206
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	(438,678)	179,829
Total Increase (Decrease) in Net Assets	(744,991)	237,790
Net Assets, at beginning of period	$3,580,148	$3,008,080
Net Assets, at end of period	$2,835,157	$3,245,870
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

Blue Owl Technology Income Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$(104,898)	$48,004
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(72,357)	(672,347)
Proceeds from investments and investment repayments, net	904,879	440,656
Net accretion/amortization of discount/premium on investments	(4,399)	(10,183)
Payment-in-kind interest and dividends	(10,045)	(8,420)
Net change in unrealized (gain) loss on investments	166,393	24,715
Net change in unrealized (gain) loss on foreign currency forward contracts	(694)	—
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	1,992	(50)
Net realized (gain) loss on investments	640	2,435
Net realized (gain) loss on foreign currency transactions relating to investments	(160)	—
Amortization of debt issuance costs	2,445	1,685
Amortization of offering costs	310	245
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	(52)	1,949
(Increase) decrease in prepaid expenses and other assets	62,542	9,396
Increase (decrease) in management fee payable	(513)	149
Increase (decrease) in incentive fee payable	(1,434)	(1,264)
Increase (decrease) in payable for investments purchased	(37,818)	49,878
Increase (decrease) in due to Adviser	(1,012)	2,627
Increase (decrease) in accrued expenses and other liabilities	(3,613)	(2,405)
Net cash provided by (used in) operating activities	902,206	(112,930)
Cash Flows from Financing Activities
Borrowings on debt	590,000	605,000
Payments on debt	(1,021,000)	(755,000)
Debt issuance costs	(263)	(2,900)
Proceeds from issuance of common shares	96,646	328,188
Offering costs paid	(247)	(643)
Cash distributions paid to shareholders	(38,302)	(40,425)
Repurchase of common shares	(533,178)	(96,172)
Net cash provided by (used in) financing activities	(906,344)	38,048
Net increase (decrease) in cash	(4,138)	(74,882)
Cash, including foreign cash, beginning of period	153,225	199,014
Cash, including foreign cash, end of period (1)	$149,087	$124,132
Supplemental and Non-Cash Information
Interest paid during the period	$48,652	$42,042
Distributions declared during the period	64,604	73,462
Reinvestment of distributions during the period	30,407	33,597
Distributions payable	20,999	29,157
Tender offer payable	169,364	98,537
Taxes, including excise tax, paid during the period	400	170
______________
(1)The Company held no restricted cash in the periods presented.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(7)
Aerospace & Defense
By Light Professional IT Services LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		7/2031	$12,310	—	$12,143	$11,910
Jeppesen Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2032	19,466	—	19,324	19,125
ManTech International Corporation(3)(4)(9)	First lien senior secured loan	S+	4.50%		9/2029	35,671	—	35,666	35,224
								67,133	66,259	2.3%
Airlines
Accommodations Plus Technologies LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2032	8,806	—	8,726	8,520
								8,726	8,520	0.3%
Application Software
AI Titan Parent, Inc. (dba Prometheus Group)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		8/2031	28,787	—	28,535	27,817
AlphaSense, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2029	20,052	—	19,911	19,901
Anaplan, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2029	100,788	—	100,788	98,520
Armstrong Bidco Limited(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	5.25%		6/2029	£40,433	—	49,113	51,720
Artifact Bidco, Inc. (dba Avetta)(3)(4)(9)	First lien senior secured loan	S+	4.15%		7/2031	9,385	—	9,348	9,291
Arrow Borrower 2025, Inc. (dba AvidXchange)(3)(4)(9)	First lien senior secured loan	S+	4.25%		10/2032	14,080	—	14,013	13,658
Boxer Parent Company Inc. (f/k/a BMC)(3)(9)	First lien senior secured loan	S+	3.00%		7/2031	7,862	—	7,862	7,270
BusinessSolver.com, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	16,441	—	16,363	15,948
CALABRIO, INC.(3)(9)	First lien senior secured loan	S+	4.00%		11/2032	15,000	—	14,278	11,663
Central Parent Inc. (dba CDK Global Inc.)(3)(9)	First lien senior secured loan	S+	3.25%		7/2029	39,105	—	39,109	27,768
Coupa Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2030	772	—	772	741
Dawn Bidco, LLC (dba Dayforce)(3)(9)	First lien senior secured loan	S+	3.00%		10/2032	29,500	—	29,426	27,869
Einstein Parent, Inc. (dba Smartsheet)(3)(4)(9)	First lien senior secured loan	S+	5.25%		1/2031	43,135	—	42,771	42,057
Granicus, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.00%	1/2031	7,489	—	7,437	7,395
Granicus, Inc.(3)(4)(9)	First lien senior secured delayed draw term loan	S+	3.00%	2.00%	1/2031	1,105	—	1,097	1,077
Gusto, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2030	103,580	—	103,218	102,544
Infobip Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	5.50%		6/2029	29,205	—	28,844	28,694
JS Parent, Inc. (dba Jama Software)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2031	13,471	—	13,419	13,438
Lighthouse Buyer, Inc. (dba Harbor Compliance)(3)(4)(11)	First lien senior secured loan	S+	4.50%		12/2031	7,375	—	7,304	7,172
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(3)(4)(8)(31)	First lien senior secured loan	S+	4.50%		7/2028	86,012	—	85,936	86,012
Ministry Brands Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	17,916	—	17,749	17,333

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Ministry Brands Holdings, LLC(3)(4)(12)(22)	First lien senior secured revolving loan	P+	4.50%		12/2027	136	—	126	83
Perforce Software, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		3/2031	4,913	—	4,896	3,365
Perforce Software, Inc.(3)(8)	First lien senior secured loan	S+	4.75%		6/2029	14,479	—	14,315	9,661
Simpler Postage, Inc. (dba Easypost)(3)(4)(8)(22)	First lien senior secured loan	S+	8.00%		6/2029	22,911	—	22,237	21,645
VCI Asset Holdings 1 LLC(3)(4)(6)(31)	First lien senior secured loan	N/A	10.00%		11/2030	52,250	—	51,758	53,818
XPLOR T1, LLC(3)(4)(9)	First lien senior secured loan	S+	3.50%		12/2032	39,402	—	39,307	36,545
Zendesk, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		11/2028	70,271	—	69,371	67,812
								839,303	810,817	28.6%
Banks
Finastra USA, Inc.(3)(9)(31)	First lien senior secured loan	S+	4.00%		9/2032	25,000	—	24,765	23,438
								24,765	23,438	0.8%
Beverages
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(3)(4)(8)	First lien senior secured loan	S+	6.25%		3/2027	8,545	—	8,511	8,524
								8,511	8,524	0.3%
Building Products
EET Buyer, Inc. (dba e-Emphasys)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		11/2027	7,152	—	7,109	7,040
								7,109	7,040	0.2%
Buildings & Real Estate
Associations, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		7/2028	74,411	—	74,329	74,411
Associations Finance, Inc.(3)(4)(6)	Unsecured notes	N/A		14.25%	5/2030	26,985	—	26,868	26,985
								101,197	101,396	3.6%
Capital Markets
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		6/2030	18,349	—	18,137	18,349
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)(3)(4)(8)	First lien senior secured loan	S+	5.50%		8/2032	30,828	—	30,396	30,134
								48,533	48,483	1.7%
Commercial Services & Supplies
Sentinel Buyer Corp. (dba SimpliSafe)(3)(4)(8)	First lien senior secured loan	S+	5.00%		11/2032	64,500	—	63,884	63,533
W.A. Kendall and Company, LLC(3)(4)(10)	First lien senior secured loan	S+	5.75%		4/2030	5,806	—	5,755	5,689
W.A. Kendall and Company, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		4/2030	2,412	—	2,333	2,224
								71,972	71,446	2.5%
Construction & Engineering
Dodge Construction Network LLC(3)(9)	First lien senior secured loan	S+	6.25%		1/2029	5,426	—	5,348	5,365
Dodge Construction Network LLC(3)(9)	First lien senior secured loan	S+	4.75%		2/2029	7,524	—	6,409	5,571
								11,757	10,936	0.4%

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Consumer Finance
Klarna Holding AB(3)(4)(9)(31)	Subordinated floating rate notes	S+	7.00%		4/2034	32,666	—	32,666	32,503
								32,666	32,503	1.1%
Containers & Packaging
Five Star Lower Holding LLC(3)(9)	First lien senior secured loan	S+	4.25%		5/2029	10,855	—	10,772	10,631
Tricorbraun Holdings, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		3/2028	6,303	—	6,277	5,977
								17,049	16,608	0.6%
Diversified Consumer Services
Eagan Parent, Inc. (dba Elite)(3)(4)(9)	First lien senior secured loan	S+	4.25%		9/2032	10,663	—	10,616	10,529
Eternal Buyer, LLC (dba Wedgewood Weddings)(3)(4)(8)	First lien senior secured loan	S+	4.50%		6/2032	10,013	—	9,968	9,963
Icefall Parent, Inc. (dba EngageSmart)(3)(4)(9)	First lien senior secured loan	S+	4.50%		1/2030	19,898	—	19,898	19,649
Learning Care Group (US) No. 2 Inc.(3)(9)	First lien senior secured loan	S+	4.00%		8/2028	7,313	—	7,314	5,271
Litera Bidco LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		5/2028	42,105	—	41,985	41,356
Themis Solutions Inc. (dba Clio)(3)(4)(8)(31)	First lien senior secured loan	S+	1.75%	3.75%	10/2032	36,290	—	35,952	35,292
								125,733	122,060	4.3%
Diversified Financial Services
BTRS Holdings Inc. (dba Billtrust)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		12/2028	48,112	—	47,985	46,862
Blackhawk Network Holdings, Inc.(3)(8)	First lien senior secured loan	S+	3.50%		3/2029	18,417	—	18,417	18,156
Computer Services, Inc. (dba CSI)(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2031	109,842	—	109,236	107,920
Deerfield Dakota Holdings(3)(4)(9)	First lien senior secured loan	S+	3.00%	2.75%	9/2032	48,005	—	47,785	47,766
Deerfield Dakota Holdings(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.25%		9/2032	888	—	868	866
Minotaur Acquisition, Inc. (dba Inspira Financial)(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2030	60,966	—	60,444	60,814
ML Holdco, Inc. (dba Meridian Link)(3)(4)(9)	First lien senior secured loan	S+	4.50%		10/2032	45,959	—	45,741	44,580
Smarsh Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2029	34,526	—	34,346	33,146
								364,822	360,110	12.7%
Entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2031	62,047	—	61,397	62,047
								61,397	62,047	2.2%
Equity Real Estate Investment Trusts (REITs)
Storable, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		4/2031	48,209	—	48,158	46,064
Storable Intermediate Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+		6.00%	4/2032	49,420	—	49,216	47,072
								97,374	93,136	3.3%

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Food & Staples Retailing
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(3)(4)(9)	First lien senior secured loan	S+	4.25%		12/2029	138,152	—	138,152	137,115
Fiesta Purchaser, Inc. (dba Shearer's Foods)(3)(9)(22)	First lien senior secured revolving loan	S+	2.75%		2/2029	310	—	290	269
								138,442	137,384	4.8%
Food Products
Vital Bidco AB (dba Vitamin Well)(3)(4)(8)(31)	First lien senior secured loan	S+	4.25%		10/2031	13,680	—	13,482	13,680
								13,482	13,680	0.5%
Health Care Equipment & Supplies
Cambrex Corporation(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		3/2032	14,913	—	14,770	14,873
Packaging Coordinators Midco, Inc.(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	5.00%		10/2032	91,978	—	90,854	91,056
PerkinElmer U.S. LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		3/2029	55,527	—	55,425	55,389
Packaging Coordinators Midco, Inc.(3)(4)(19)	First lien senior secured delayed draw term loan	SA+	5.00%		10/2032	£7,790	—	10,256	10,170
Resonetics, LLC(3)(9)	First lien senior secured loan	S+	2.75%		6/2031	2,039	—	2,039	2,028
								173,344	173,516	6.1%
Health Care Providers & Services
Atlas Borrower, LLC (dba Anovo)(3)(4)(9)	First lien senior secured loan	S+	4.50%		9/2032	13,169	—	13,046	13,004
Bristol Hospice L.L.C.(3)(4)(8)	First lien senior secured loan	S+	5.00%		8/2032	13,054	—	12,993	13,054
Covetrus, Inc.(3)(4)(9)	Second lien senior secured loan	S+	9.25%		10/2030	25,000	—	24,647	25,000
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured loan	S+	3.08%	2.75%	7/2029	13,379	—	13,213	12,243
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2029	49,967	—	49,381	49,592
PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured loan	S+	6.00%		11/2030	38,367	—	38,086	34,530
PetVet Care Centers, LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		11/2029	1,075	—	1,044	537
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured loan	S+		5.75%	5/2029	17,795	—	16,354	10,143
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured delayed draw term loan	S+		6.25%	5/2029	675	—	617	384
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(22)(28)	First lien senior secured delayed draw term loan	S+		6.25%	3/2027	388	—	362	362
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured revolving loan	S+		5.75%	5/2028	2,025	—	1,867	1,154
Puma Buyer, LLC (dba PANTHERx)(3)(4)(9)	First lien senior secured loan	S+	4.25%		3/2032	27,795	—	27,626	27,795
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	8,149	—	8,082	8,149
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2031	13,972	—	13,847	13,937
								221,165	209,884	7.4%

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Health Care Technology
Color Intermediate, LLC (dba ClaimsXten)(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2029	38,348	—	38,348	37,677
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031	77,005	—	76,645	76,597
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		8/2031	16,694	—	16,604	16,520
Dragonfly Health, Inc. (f/k/a StateServ Acquisition, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.75%		11/2030	13,706	—	13,613	13,706
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028	4,132	—	4,095	3,842
Greenway Health, LLC(3)(4)(9)	First lien senior secured loan	S+	6.75%		4/2029	4,606	—	4,520	4,422
Himalaya Topco LLC (dba HealthEdge)(3)(4)(9)	First lien senior secured loan	S+	2.75%	2.25%	6/2032	32,605	—	32,304	32,033
Himalaya Topco LLC (dba HealthEdge)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		6/2032	778	—	733	691
Hyland Software, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2030	37,880	—	37,880	36,744
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured loan	S+	4.00%	2.50%	12/2030	33,730	—	33,190	32,549
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030	513	—	503	495
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		6/2030	2,435	—	2,388	2,322
Inovalon Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	2.75%	11/2028	89,779	—	89,638	86,412
Inovalon Holdings, Inc.(3)(4)(9)	Second lien senior secured loan	S+		8.50%	11/2033	36,974	—	36,974	32,260
Interoperability Bidco, Inc. (dba Lyniate)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		3/2028	16,902	—	16,879	16,682
Modernizing Medicine, Inc. (dba ModMed)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	4/2032	62,059	—	61,446	61,748
Neptune Holdings, Inc. (dba NexTech)(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2030	18,108	—	18,034	17,746
RL Datix Holdings (USA), Inc.(3)(4)(10)	First lien senior secured loan	S+	5.00%		4/2031	23,868	—	23,868	23,450
RL Datix Holdings (USA), Inc.(3)(4)(19)	First lien senior secured GBP term loan	SA+	5.00%		4/2031	£11,786	—	15,905	15,270
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2031	74,847	—	73,924	74,660
Zelis Cost Management Buyer, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		11/2031	7,940	—	7,905	7,670
								605,396	593,496	20.9%
Hotels, Restaurants & Leisure
Birdie Bidco, Inc. (dba Concert Golf Partners)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	11/2032	24,247	—	24,131	24,126
Birdie Bidco, Inc. (dba Concert Golf Partners)(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		11/2032	583	—	565	564

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Troon Golf, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		8/2028	11,827	—	11,824	11,827
								36,520	36,517	1.3%
Household Products
WU Holdco, Inc. (dba PurposeBuilt Brands)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		4/2032	6,860	—	6,844	6,824
								6,844	6,824	0.2%
Industrial Conglomerates
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		1/2031	44,420	—	44,100	42,900
								44,100	42,900	1.5%
Insurance
Acrisure, LLC(3)(4)(6)(31)	Unsecured notes	N/A	8.50%		6/2029	3,000	—	3,000	2,966
Alera Group, Inc.(3)(8)	Second lien senior secured loan	S+	5.50%		5/2033	12,500	—	12,442	12,041
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		8/2029	34,047	—	33,768	33,707
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		8/2028	575	—	556	540
Atlas US Finco, Inc. (dba Nearmap)(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		12/2029	8,984	—	8,946	8,894
Diamond Insure Bidco (dba Acturis)(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	3.75%		7/2031	€625	—	660	707
Diamond Insure Bidco (dba Acturis)(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	4.00%		7/2031	£1,840	—	2,290	2,384
Integrity Marketing Acquisition, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2028	62,110	—	61,892	62,110
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		11/2032	34,038	—	33,857	33,660
Mitchell International, Inc.(3)(8)	Second lien senior secured loan	S+	5.25%		6/2032	7,300	—	7,270	6,531
One, Inc. Software Corporation(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	37,720	—	37,538	37,343
Simplicity Financial Marketing Group Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		12/2031	24,883	—	24,675	24,758
Trucordia Insurance Holdings, LLC(3)(4)(8)	Second lien senior secured loan	S+	5.75%		6/2033	25,000	—	24,767	24,313
Truist Insurance Holdings, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	3.25%		5/2029	1,022	—	1,022	1,011
								252,683	250,965	8.9%
Internet & Direct Marketing Retail
Aurelia Netherlands B.V.(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.75%		5/2031	€25,283	—	28,575	29,131
								28,575	29,131	1.0%
IT Services
Flexera Software LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2032	36,152	—	36,069	35,249
Flexera Software LLC(3)(4)(13)	First lien senior secured EUR term loan	E+	4.50%		8/2032	€9,359	—	10,936	10,514
Kaseya Inc.(3)(8)	First lien senior secured loan	S+	3.25%		3/2032	49,500	—	49,282	46,099

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Kaseya Inc.(3)(8)	Second lien senior secured loan	S+	5.00%		3/2033	15,732	—	15,650	12,441
Saphilux S.a.r.L. (dba IQ-EQ)(3)(10)(31)	First lien senior secured loan	S+	3.00%		7/2028	16,926	—	16,926	16,888
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)	First lien senior secured loan	S+	2.50%	2.25%	10/2031	66,130	—	65,597	63,651
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	4.75%		10/2031	3,274	—	3,206	2,815
Spaceship Purchaser, Inc. (dba Squarespace)(3)(4)(9)	First lien senior secured loan	S+	3.75%		10/2031	49,030	—	49,030	48,417
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.50%		10/2031	2,180	—	2,115	1,873
								248,811	237,947	8.4%
Life Sciences Tools & Services
Bamboo US BidCo LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2030	28,452	—	28,378	28,452
Bamboo US BidCo LLC(3)(4)(14)	First lien senior secured EUR term loan	E+	5.00%		9/2030	€12,401	—	13,046	14,288
Bracket Intermediate Holding Corp.(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2031	20,814	—	20,617	20,398
Commander Buyer, Inc. (dba CenExel)(3)(4)(8)	First lien senior secured loan	S+	4.50%		6/2032	9,635	—	9,587	9,587
Creek Parent, Inc. (dba Catalent)(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2031	50,860	—	50,095	50,478
								121,723	123,203	4.3%
Machinery
FR Flow Control CB LLC (dba Trillium Flow Technologies)(3)(4)(9)(31)	First lien senior secured loan	S+	5.00%		12/2029	18,104	—	17,998	18,195
								17,998	18,195	0.6%
Media
Monotype Imaging Holdings Inc.(3)(4)(8)	First lien senior secured loan	S+	5.25%		2/2031	28,425	—	28,264	27,856
								28,264	27,856	1.0%
Multiline Retail
PDI TA Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.50%	2/2031	13,474	—	13,322	12,867
PDI TA Holdings, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		2/2031	1,056	—	1,044	1,005
								14,366	13,872	0.5%
Pharmaceuticals
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured loan	S+	5.75%		8/2029	8,335	—	8,226	8,210
								8,226	8,210	0.3%
Professional Services
Certinia Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2031	83,686	—	83,625	81,385
CloudPay, Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	7.50%		7/2029	8,909	—	8,836	8,597
DCCM, LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2032	14,744	—	14,610	14,633
EP Purchaser, LLC (dba Entertainment Partners)(3)(9)	First lien senior secured loan	S+	4.50%		11/2028	4,209	—	4,118	2,608
Gerson Lehrman Group, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.25%		12/2028	42,458	—	42,261	41,715

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Horizon Avionics Buyer, LLC (dba Acron Aviation)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		3/2032	15,949	—	15,860	15,856
Motus Group, LLC(3)(4)(9)	First lien senior secured loan	S+	3.75%		12/2028	12,249	—	12,249	11,514
Proofpoint, Inc.(3)(9)	First lien senior secured loan	S+	3.00%		8/2028	4,427	—	4,423	4,280
Proofpoint, Inc.(3)(4)(9)	Second lien senior secured loan	S+	5.75%		12/2033	19,065	—	18,890	18,064
Proofpoint, Inc.(3)(4)(14)	Second lien senior secured loan	E+	5.75%		12/2033	€16,679	—	18,874	18,208
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured loan	S+	6.50%		5/2028	17,364	—	17,317	17,364
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR delayed draw term loan	E+	6.75%		5/2028	€3,199	—	3,473	3,686
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.50%		5/2028	94	—	93	94
Sovos Compliance, LLC(3)(8)	First lien senior secured loan	S+	3.25%		8/2029	8,303	—	8,303	7,867
TK Operations Ltd (dba Travelperk, Inc.)(3)(4)(6)(31)	First lien senior secured loan	N/A		11.50%	5/2029	16,408	—	15,550	16,818
Vensure Employer Services, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	38,194	—	37,876	37,812
								306,358	300,501	10.6%
Real Estate Management & Development
Entrata, Inc.(3)(4)(8)	First lien senior secured loan	S+	2.75%		9/2032	32,419	—	32,342	32,095
RealPage, Inc.(3)(9)	First lien senior secured loan	S+	3.00%		4/2028	5,912	—	5,861	5,654
RealPage, Inc.(3)(9)	First lien senior secured loan	S+	3.75%		4/2028	1,072	—	1,066	1,039
								39,269	38,788	1.4%
Specialty Retail
McQueen Bidco PTY LTD. (dba Infomedia)(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		12/2032	34,002	—	34,002	33,492
OECONNECTION LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		12/2032	17,228	—	17,145	16,927
								51,147	50,419	1.8%
Systems Software
Activate Holdings (US) Corp. (dba Absolute Software)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2030	39,819	—	39,695	39,022
Appfire Technologies, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		3/2028	14,325	—	14,286	13,743
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(3)(4)(8)	First lien senior secured loan	S+	6.00%		3/2031	24,301	—	24,024	23,694
Barracuda Parent, LLC(3)(9)	First lien senior secured loan	S+	4.50%		8/2029	30,594	—	30,093	19,351
Barracuda Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	6.50%		8/2029	20,442	—	19,949	14,463
Barracuda Parent, LLC(3)(9)	Second lien senior secured loan	S+	7.00%		8/2030	55,875	—	54,774	18,143
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2028	45,362	—	45,357	44,455
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2027	928	—	920	853

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Cloud Software Group, Inc.(3)(9)	First lien senior secured loan	S+	3.25%		3/2031	27,329	—	27,329	24,952
Cloud Software Group, Inc.(3)(9)	First lien senior secured loan	S+	3.25%		8/2032	21,619	—	21,619	19,717
Clover Holdings 2, LLC (dba Cohesity)(3)(8)	First lien senior secured loan	S+	3.75%		12/2031	13,346	—	13,215	12,762
ConnectWise, LLC(3)(9)	First lien senior secured loan	S+	3.50%		9/2028	5,734	—	5,699	5,280
Crewline Buyer, Inc. (dba New Relic)(3)(4)(9)	First lien senior secured loan	S+	6.75%		11/2030	92,909	—	91,877	90,586
Databricks, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.50%		1/2032	48,571	—	48,571	48,571
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(8)	First lien senior secured loan	S+	2.75%		11/2029	6,061	—	6,061	5,854
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(8)	Second lien senior secured loan	S+	5.25%		11/2030	39,075	—	38,835	34,124
Forescout Technologies, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		5/2032	2,778	—	2,770	2,716
KnowBe4, Inc.(3)(9)	First lien senior secured loan	S+	3.75%		7/2032	15,960	—	15,923	14,177
Matterhorn Finco, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.50%		3/2033	8,458	—	8,416	8,416
Project Alpha Intermediate Holding, Inc. (dba Qlik)(3)(9)	First lien senior secured loan	S+	3.25%		10/2030	19,103	—	19,064	14,392
Securonix, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	3.75%	4/2029	20,733	—	20,636	16,690
Sitecore Holding III A/S(3)(4)(10)	First lien senior secured loan	S+	6.50%		3/2029	5,123	—	5,102	4,969
Sitecore Holding III A/S(3)(4)(15)	First lien senior secured EUR term loan	E+	6.50%		3/2029	€29,548	—	31,150	33,023
Sitecore USA, Inc.(3)(4)(10)	First lien senior secured loan	S+	6.50%		3/2029	30,886	—	30,759	29,959
Talon MidCo 2 Limited(3)(4)(8)(31)	First lien senior secured loan	S+	4.93%		8/2028	32,695	—	32,398	31,958
Tricentis Operations Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	3.25%	2/2032	62,998	—	62,475	60,793
								710,997	632,663	22.3%
Water Utilities
Vessco Midco Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		7/2031	9,346	—	9,270	9,346
Vessco Midco Holdings, LLC(3)(4)(10)(22)	First lien senior secured loan	S+	4.50%		7/2031	6,222	—	6,183	6,222
								15,453	15,568	0.5%
Wireless Telecommunication Services
CCI BUYER, INC. (dba Consumer Cellular)(3)(4)(9)	First lien senior secured loan	S+	5.00%		5/2032	24,012	—	23,795	23,952
								23,795	23,952	0.8%
Total non-controlled/non-affiliated debt investments								$4,995,005	$4,828,794	170.3%
Total non-controlled/non-affiliated misc. debt commitments(22)(23)(Note 8)								$(2,269)	$(7,322)	(0.3)%
Total non-controlled/non-affiliated portfolio company debt investments								$4,992,736	$4,821,472	170.1%
Equity Investments
Application Software
AlphaSense, LLC(3)(4)(29)(30)	Series E Preferred Shares	N/A			N/A	—	480,362	4,342	7,327
Harvey AI Corporation(3)(4)(29)(30)	Series F Preferred Stock	N/A			N/A	—	160,120	4,000	4,000
Project Alpine Co-Invest Fund, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	6,667	—	6,671	7,263

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Simpler Postage, Inc. (dba Easypost)(3)(4)(29)(30)	Warrants	N/A			N/A	—	68,396	861	699
Valor Cl Blocker Feeder LP(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	1,650	—	1,650	1,611
VCI Intermediate TopCo 1 LLC(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	2,750	—	2,652	2,624
Zoro TopCo, Inc.(3)(4)(9)(30)	Series A Preferred Equity	S+		9.50%	N/A	—	2,662	2,898	2,856
Zoro TopCo, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	—	671,414	6,714	5,419
								29,788	31,799	1.1%
Capital Markets
Snowbird Manager LP(3)(5)(29)(30)(31)	Limited Partner Interest	N/A			N/A	—	393,246	2,113	2,139
								2,113	2,139	0.1%
Commercial Services & Supplies
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class A Units	N/A			N/A	—	3,127	3,127	3,127
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class B Units	N/A			N/A	—	3,127,449	—	—
								3,127	3,127	0.1%
Diversified Financial Services
Brex, Inc.(3)(4)(29)(30)	Class A Units	N/A			N/A	—	2,037,504	15,004	14,128
Plaid Inc.(3)(4)(29)(30)	Class A Common Stock	N/A			N/A	—	7,081	2,000	2,000
								17,004	16,128	0.6%
Health Care Equipment & Supplies
KPCI Co-Invest 2, L.P.(3)(4)(29)(30)(31)	Class A Units	N/A			N/A	—	368,732	3,687	3,296
								3,687	3,296	0.1%
Health Care Providers & Services
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(29)(30)	Class A Interest	N/A			N/A	—	317	3,171	4,180
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(3)(4)(6)(30)	Series A Preferred Stock	N/A		15.00%	N/A	—	4,419	6,096	5,074
								9,267	9,254	0.3%
Health Care Technology
Minerva Holdco, Inc.(3)(4)(6)(30)	Senior A Preferred Stock	N/A		10.75%	N/A	—	40,000	61,885	60,161
ModMed Software Midco Holdings, Inc. (dba ModMed)(3)(4)(6)(30)	Series A Preferred Units	N/A		13.00%	N/A	—	13,733	14,608	14,615
Orange Blossom Parent, Inc.(3)(4)(29)(30)	Common Units	N/A			N/A	—	16,667	1,667	1,352
								78,160	76,128	2.7%
Insurance
Accelerate Topco Holdings, LLC(3)(4)(29)(30)	Common Units	N/A			N/A	—	12,822	354	482
Hockey Parent Holdings, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	—	7,500	7,500	9,448
								7,854	9,930	0.4%

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(3)(4)(10)(30)	Perpetual Preferred Stock	S+		10.75%	N/A	—	31,500	43,570	34,394
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	—	5,871	2,230	6,465
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Preferred equity	N/A			N/A	—	3,038	3,346	3,717
								49,146	44,576	1.6%
Life Sciences Tools & Services
Baypine Commander Co-Invest, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	904	—	909	990
								909	990	—%
Pharmaceuticals
XOMA Corporation(3)(4)(29)(30)	Warrants	N/A			N/A	—	4,200	29	51
								29	51	—%
Professional Services
CloudPay, Inc.(3)(4)(6)(30)(31)	Series E Preferred Stock	N/A		13.50%	N/A	—	31,770	8,515	7,983
TravelPerk, Inc.(3)(4)(29)(30)(31)	Warrants	N/A			N/A	—	76,878	985	902
Vestwell Holdings Inc.(3)(4)(29)(30)	Series D Preferred Stock	N/A			N/A	—	152,175	3,020	3,039
								12,520	11,924	0.4%
Systems Software
Chrome Investors LP(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	8,754	—	8,757	8,757
Elliott Alto Co-Investor Aggregator L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	7,836	—	7,887	15,533
Halo Purchaser, LLC(3)(4)(6)(30)	Class B PIK Preferred Equity	N/A		6.00%	N/A	—	10,000	14,415	9,230
Halo Purchaser, LLC(3)(4)(29)(30)	Class E Warrant Units	N/A			N/A	—	16,825	422	152
Project Hotel California Co-Invest Fund, L.P.(3)(29)(30)(31)	LP Interest	N/A			N/A	6,712	—	6,684	6,512
Veeam Software Group(3)(4)(29)(30)	Series C Preferred Shares	N/A			N/A	—	1,850,573	13,708	12,506
VEPF VIII Co-Invest 8-A, L.P.(3)(4)(29)(30)	Limited Partner Interest	N/A			N/A	241	—	241	241
								52,114	52,931	1.9%
Total non-controlled/non-affiliated portfolio company equity investments								$265,718	$262,273	9.3%
Total non-controlled/non-affiliated portfolio company investments								$5,258,454	$5,083,745	179.3%
Non-controlled/affiliated portfolio company equity investments
Equity Investments
Asset Based Lending and Fund Finance
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)(3)(5)(24)(26)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	45,692	—	45,692	45,437
								45,692	45,437	1.6%

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Pharmaceuticals
LSI Financing 1 DAC(3)(4)(24)(30)(31)	Specialty finance equity investment	N/A			N/A	2,658	—	2,690	2,662
LSI Financing LLC(3)(5)(22)(24)(26)(30)(31)	Specialty finance equity investment	N/A			N/A	56,900	—	56,900	60,552
								59,590	63,214	2.2%
Total non-controlled/affiliated portfolio company equity investments								$105,282	$108,651	3.8%
Controlled/affiliated portfolio company investments
Equity Investments
Diversified Financial Services
Stripe Blue Owl Holdings LLC(3)(5)(24)(29)(30)(31)	LLC Interest	N/A			N/A	7,797	—	7,797	9,679
								7,797	9,679	0.3%
Joint Ventures
Blue Owl Credit SLF LLC(3)(5)(24)(26)(30)(31)	LLC Interest	N/A			N/A	16,161	—	16,162	14,946
Blue Owl Leasing LLC(3)(5)(24)(26)(29)(30)(31)	LLC Interest	N/A			N/A	350	—	350	348
								16,512	15,294	0.5%
Total controlled/affiliated portfolio company equity investments								$24,309	$24,973	0.9%
Total Investments								$5,388,045	$5,217,369	184.0%

	Forward Contracts as of March 31, 2026
	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)(a)
Foreign currency forward contract	$10,432	£7,800	SMBC Capital Markets, Inc.	4/20/2026	$114
Foreign currency forward contract	$19,286	€16,482	SMBC Capital Markets, Inc.	7/17/2026	151
Total					$265
_______________
(a)    Amounts are presented in accordance with Regulation S-X 17 CFR § 210.12-13B. Refer to “Note 7 — Derivative Instruments” for additional details on the Company’s foreign currency forward contracts.
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
(7)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S,” which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, three- or six-month EURIBOR), Canadian Overnight Repo Rate Average (“CORRA” or “C”) (which can include one- or three-month CORRA), SONIA (“SONIA” or “SA”), Australian Bank Bill Swap Bid Rate (“BBSY” or “B”) (which can include one-, three-, or six-month BBSY) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(8)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2026 was 3.66%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2026 was 3.68%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2026 was 3.70%.
(11)The interest rate on these loans is subject to 12 month SOFR, which as of March 31, 2026 was 3.73%.

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

(12)The interest rate on these loans is subject to Prime, which as of March 31, 2026 was 6.75%.
(13)The interest rate on these loans is subject to 1 month EURIBOR, which as of March 31, 2026 was 1.89%
(14)The interest rate on these loans is subject to 3 month EURIBOR, which as of March 31, 2026 was 2.08%.
(15)The interest rate on these loans is subject to 6 month EURIBOR, which as of March 31, 2026 was 2.48%.
(16)Reserved.
(17)Reserved.
(18)Reserved.
(19)The interest rate on these loans is subject to SONIA, which as of March 31, 2026 was 3.73%.
(20)Reserved.
(21)Reserved.
(22)Position or portion thereof is a partially unfunded debt or equity commitment. See “Note 8 — Commitments and Contingencies.”

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Non-controlled/non-affiliated - debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$19,693	$—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	1,240	4,270	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	4,064	(30)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	6/2026	3,526	162	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	2/2027	—	3,169	(24)
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	6/2026	27	2,661	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	2/2027	—	3,485	(105)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	2,297	(11)
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	2,109	3,064	—
Associations, Inc.	First lien senior secured delayed draw term loan	2/2027	8,136	2,430	—
Birdie Bidco, Inc. (dba Concert Golf Partners)	First lien senior secured delayed draw term loan	11/2027	583	6,417	—
Bracket Intermediate Holding Corp.	First lien senior secured delayed draw term loan	10/2027	—	4,803	(72)
BusinessSolver.com, Inc.	First lien senior secured delayed draw term loan	12/2027	—	2,462	(68)
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	6/2026	930	1,142	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	1/2027	52	4,102	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	2,641	—
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	11/2027	—	15,946	(239)
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	6/2027	—	70	(2)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	4,101	1,374	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2027	—	1,108	(11)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	1,089	4,664	—
Databricks, Inc.	First lien senior secured delayed draw term loan	1/2028	—	12,252	—
DCCM, LLC	First lien senior secured delayed draw term loan	6/2027	—	7,246	(18)
Eagan Parent, Inc. (dba Elite)	First lien senior secured delayed draw term loan	9/2027	—	2,666	(27)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	1/2027	1,756	440	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured delayed draw term loan	6/2027	—	2,013	—

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	3,667	—
Gusto, Inc.	First lien senior secured delayed draw term loan	11/2027	—	19,795	(198)
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	12/2027	—	4,447	(56)
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	6/2027	—	4,447	(56)
Horizon Avionics Buyer, LLC (dba Acron Aviation)	First lien senior secured delayed draw term loan	11/2027	—	6,410	(16)
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	3,957	—
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	First lien senior secured delayed draw term loan	11/2028	—	5,550	(42)
Jellyfish Bidco Limited (dba JTC)	First lien senior secured EUR term loan	11/2032	—	1,627	—
Jellyfish Bidco Limited (dba JTC)	First lien senior secured GBP delayed draw term loan	11/2028	—	2,031	—
Jellyfish Bidco Limited (dba JTC)	First lien senior secured GBP term loan	11/2032	—	1,862	—
Jellyfish US Finco, Inc. (dba JTC)	First lien senior secured loan	11/2032	—	11,149	—
Lighthouse Buyer, Inc. (dba Harbor Compliance)	First lien senior secured delayed draw term loan	12/2028	—	6,146	(138)
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	8,611	761	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	3,952	(69)
ML Holdco, Inc. (dba Meridian Link)	First lien senior secured delayed draw term loan	10/2027	—	11,956	(329)
OECONNECTION LLC	First lien senior secured delayed draw term loan	12/2028	—	10,109	(152)
One, Inc. Software Corporation	First lien senior secured delayed draw term loan	12/2027	—	7,254	(36)
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	10/2027	1,047	932	—
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	4/2026	—	13,750	(34)
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	10/2027	—	10,593	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	3/2027	388	882	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	5,383	(40)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	7,243	—
Sentinel Buyer Corp. (dba SimpliSafe)	First lien senior secured delayed draw term loan	11/2027	—	5,372	(54)
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	3,274	10,345	—
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	6/2026	5,334	12,404	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	4,586	858	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	740	5,471	(90)
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	9,529	(191)
Themis Solutions Inc. (dba Clio)	First lien senior secured delayed draw term loan	10/2027	—	15,308	(421)
Tricentis Operations Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	11,994	(360)
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	848	859	—
Unit4 Group Holding B.V.	First lien senior secured EUR term loan	1/2033	—	25,526	—
Unit4 Group Holding B.V.	First lien senior secured EUR delayed draw term loan	1/2030	—	2,393	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	3,032	83	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	5/2028	—	3,101	—
W.A. Kendall and Company, LLC	First lien senior secured delayed draw term loan	12/2026	1,587	6,670	—
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured delayed draw term loan	4/2027	—	1,650	(4)

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Accommodations Plus Technologies LLC	First lien senior secured revolving loan	5/2032	—	1,362	(44)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	2,487	(50)
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	8,165	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	3,443	(103)
Alera Group, Inc.	First lien senior secured revolving loan	5/2030	—	1,250	(39)
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	575	2,875	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	6,230	(140)
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2028	—	1,633	(57)
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	698	2,355	—
Arrow Borrower 2025, Inc. (dba AvidXchange)	First lien senior secured revolving loan	10/2032	—	1,920	(58)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	1,640	(17)
Associations, Inc.	First lien senior secured revolving loan	7/2028	—	3,451	—
Atlas Borrower, LLC (dba Anovo)	First lien senior secured revolving loan	9/2032	—	2,244	(28)
Atlas US Finco, Inc. (dba Nearmap)	First lien senior secured revolving loan	12/2028	—	948	(9)
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	2,700	(68)
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	4,103	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	928	2,814	—
BCPE Pequod Buyer, Inc. (dba Envestnet)	First lien senior secured revolving loan	11/2029	—	3,616	(136)
Birdie Bidco, Inc. (dba Concert Golf Partners)	First lien senior secured revolving loan	11/2032	—	3,889	(19)
Bracket Intermediate Holding Corp.	First lien senior secured revolving loan	10/2031	—	2,001	(40)
Bristol Hospice L.L.C.	First lien senior secured revolving loan	8/2032	—	1,249	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	12/2028	6,922	1,888	—
BusinessSolver.com, Inc.	First lien senior secured revolving loan	12/2032	—	1,097	(33)
By Light Professional IT Services LLC	First lien senior secured revolving loan	7/2031	—	935	(30)
Cambrex Corporation	First lien senior secured revolving loan	3/2032	379	1,280	—
CCI BUYER, INC. (dba Consumer Cellular)	First lien senior secured revolving loan	5/2032	—	1,409	(4)
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	1,038	—
Certinia Inc.	First lien senior secured revolving loan	8/2031	—	7,377	(203)
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	1,761	(9)
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	54	(2)
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	7,376	(55)
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	9,321	(233)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	9,347	(47)
DCCM, LLC	First lien senior secured revolving loan	6/2032	—	2,899	(22)
Deerfield Dakota Holdings	First lien senior secured revolving loan	9/2032	888	3,554	—
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)	First lien senior secured revolving loan	8/2032	—	3,090	(70)

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Dragonfly Health, Inc. (f/k/a StateServ Acquisition, Inc.)	First lien senior secured revolving loan	11/2030	—	1,187	—
Eagan Parent, Inc. (dba Elite)	First lien senior secured revolving loan	9/2032	—	1,422	(18)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	370	(6)
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	4,462	(112)
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured revolving loan	6/2032	—	2,013	(10)
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	310	1,228	—
Flexera Software LLC	First lien senior secured revolving loan	8/2032	—	2,320	(58)
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2031	—	215	(5)
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	—	3,000	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2028	—	2,155	(38)
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	1,031	(13)
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured revolving loan	6/2032	778	4,225	—
Horizon Avionics Buyer, LLC (dba Acron Aviation)	First lien senior secured revolving loan	3/2032	564	2,641	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	1,837	(55)
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	1,957	(24)
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	2,435	769	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	2,939	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	80	717	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2028	—	8,609	(65)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	First lien senior secured revolving loan	11/2032	1,110	3,774	—
Jellyfish Bidco Limited (dba JTC)	First lien senior secured multi-currency revolving loan	11/2032	—	3,385	—
Jeppesen Holdings, LLC	First lien senior secured multi-currency revolving loan	11/2032	—	1,009	(18)
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	1,324	(3)
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	6,770	(51)
Lighthouse Buyer, Inc. (dba Harbor Compliance)	First lien senior secured revolving loan	12/2031	—	1,229	(34)
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	2,249	(39)
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	5,046	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	4,405	(55)
Matterhorn Finco, Inc.	First lien senior secured revolving loan	3/2033	—	1,301	(7)
McQueen Bidco PTY LTD. (dba Infomedia)	First lien senior secured revolving loan	12/2032	—	5,710	(86)
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	136	1,491	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	4,784	(12)
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	5,689	(28)
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	3,540	(71)
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	2,470	(49)
OECONNECTION LLC	First lien senior secured revolving loan	12/2032	—	2,662	(47)

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
One, Inc. Software Corporation	First lien senior secured revolving loan	12/2032	—	2,902	(29)
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	10/2032	—	9,015	(90)
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	1,056	75	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	1,075	4,298	—
Plasma Buyer LLC (dba PathGroup)*	First lien senior secured revolving loan	5/2028	2,025	—	—
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	4,788	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	4,714	(82)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	7,243	(18)
Securonix, Inc.	First lien senior secured revolving loan	4/2028	—	3,559	(694)
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	94	1,313	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	2,180	5,994	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	2,734	(14)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	703	2,593	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	7,941	(199)
Talon MidCo 2 Limited	First lien senior secured revolving loan	8/2028	—	2,738	(62)
Themis Solutions Inc. (dba Clio)	First lien senior secured revolving loan	10/2032	—	12,756	(351)
Tricentis Operations Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	7,496	(262)
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	859	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	5/2029	1,022	1,084	—
Unit4 Group Holding B.V.	First lien senior secured EUR revolving loan	1/2033	—	3,191	—
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	2,769	(7)
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	1,038	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	—	3,235	—
W.A. Kendall and Company, LLC	First lien senior secured revolving loan	4/2030	825	310	—
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured revolving loan	4/2032	110	403	—
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	5,743	(201)
Total non-controlled/non-affiliated - debt commitments			$77,889	$681,634	$(7,322)

Non-controlled/non-affiliated - equity commitments
Chrome Investors LP	LP Interest	N/A	$8,754	$2,189	$—
Valor Cl Blocker Feeder LP	LP Interest	N/A	1,650	1,100	—
Total non-controlled/non-affiliated - equity commitments			$10,404	$3,289	$—

Non-controlled/affiliated - equity commitments
LSI Financing LLC	Specialty finance equity investment	N/A	$56,900	$30,688	$—
Total non-controlled/affiliated - equity commitments			$56,900	$30,688	$—

Total Portfolio Company Commitments			$145,193	$715,611	$(7,322)
*Fully funded
(23)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

(24)As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the three months ended March 31, 2026, were as follows:

Company	Fair Value at December 31, 2025	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Fair Value at March 31, 2026	Interest Income	Dividend Income	Other Income
Non-controlled Affiliates
LSI Financing 1 DAC	$2,623	$—	$—	$39	$2,662	$—	$—	$—
LSI Financing LLC	61,563	—	(1,362)	351	60,552	—	1,501	—
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)	25,203	20,443	—	(209)	45,437	—	1,300	—
Total Non-controlled Affiliates	$89,389	$20,443	$(1,362)	$181	$108,651	$—	$2,801	$—

Company	Fair Value at December 31, 2025	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Fair Value at March 31, 2026	Interest Income	Dividend Income	Other Income
Controlled Affiliates
Blue Owl Credit SLF(c)	$14,104	$1,868	$—	$(1,026)	$14,946	$—	$321	$—
Blue Owl Leasing LLC(c)	2,232	—	(1,883)	(1)	348	—	—	—
Stripe Blue Owl Holdings LLC	7,797	—	—	1,882	9,679	—	—	—
Total Controlled Affiliates	$24,133	$1,868	$(1,883)	$855	$24,973	$—	$321	$—
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
(27)As of March 31, 2026, the net estimated unrealized loss for U.S. federal income tax purposes was $116.3 million based on a tax cost basis of $5.3 billion. As of March 31, 2026, the aggregate gross unrealized losses for U.S federal income tax purposes was $156.3 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $40.0 million.
(28)Loan was on non-accrual status as of March 31, 2026.
(29)Investment is non-income producing.
(30)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $395.9 million or 14.0% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Accelerate Topco Holdings, LLC	Common Units	September 01, 2022
AlphaSense, LLC	Series E Preferred Shares	June 27, 2024
Baypine Commander Co-Invest, LP	LP Interest	June 24, 2025
Blue Owl Credit SLF LLC**	LLC Interest	August 01, 2024
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)*	Specialty finance equity investment	August 20, 2025
Blue Owl Leasing LLC**	LLC Interest	June 30, 2025
Brex, Inc.	Class A Units	August 15, 2025
Chrome Investors LP	LP Interest	January 25, 2025
CloudPay, Inc.	Series E Preferred Stock	July 31, 2024
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Halo Purchaser, LLC	Class E Warrant Units	December 19, 2025
Halo Purchaser, LLC	Class B PIK Preferred Equity	December 19, 2025
Harvey AI Corporation	Series F Preferred Stock	March 20, 2026
Hockey Parent Holdings, L.P.	Class A Common Units	September 14, 2023
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 23, 2022
KPCI Co-Invest 2, L.P.	Class A Units	October 15, 2025
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	December 12, 2023
LSI Financing 1 DAC*	Specialty finance equity investment	December 14, 2022
LSI Financing LLC*	Specialty finance equity investment	November 25, 2024
Minerva Holdco, Inc.	Senior A Preferred Stock	May 02, 2022
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	April 30, 2025
Nscale Global Holdings Limited	Preferred equity	September 29, 2025
Nscale Global Holdings Limited	Series B Preferred Shares	September 29, 2025
Orange Blossom Parent, Inc.	Common Units	July 29, 2022
Plaid Inc.	Class A Common Stock	March 12, 2026
Project Alpine Co-Invest Fund, LP	LP Interest	June 10, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 09, 2022
Rome Topco Holdings, LLC (dba SimpliSafe)	Class A Units	November 06, 2025
Rome Topco Holdings, LLC (dba SimpliSafe)	Class B Units	November 06, 2025
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
Simpler Postage, Inc. (dba Easypost)	Warrants	June 11, 2024
Snowbird Manager LP	Limited Partner Interest	December 18, 2025
Stripe Blue Owl Holdings LLC*	LLC Interest	December 09, 2025
TravelPerk, Inc.	Warrants	May 02, 2024
Valor Cl Blocker Feeder LP	LP Interest	October 03, 2025
VCI Intermediate TopCo 1 LLC	Class B Units	November 17, 2025
VEPF VIII Co-Invest 8-A, L.P.	Limited Partner Interest	March 05, 2026
Veeam Software Group	Series C Preferred Shares	December 08, 2025
Vestwell Holdings Inc.	Series D Preferred Stock	December 20, 2023
XOMA Corporation	Warrants	December 15, 2023
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
* Refer to “Note 3 — Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies.”

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

** Refer to “Note 4 — Investments – Credit SLF LLC and Blue Owl Leasing” for further information.
(31)     The portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2026, non-qualifying assets represented 14.9% of total assets as calculated in accordance with the regulatory requirements.
(32)     Reserved.
(33)     Reserved.
(34)      Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC) (“BOCSO”) was formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of March 31, 2026, the portfolio consists of five investments totaling $1.0 billion at cost and fair value, respectively, ranging in cost from $24.9 million to $379.6 million and with a fair value ranging from $24.7 million to $378.0 million. The largest investment is 37% of the total cost of BOCSO's portfolio. As of March 31, 2026 the portfolio asset class composition was 66% ABF - Specialty finance, 32% ABF - Leasing, and 2% ABF - Commercial Real Estate.

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

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Life Sciences Tools & Services
Baypine Commander Co-Invest, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	904	909	990
							909	990	—%
Pharmaceuticals
XOMA Corporation(3)(4)(29)(30)	Warrants	N/A			N/A	4,200	29	40
							29	40	—%
Professional Services
CloudPay, Inc.(3)(4)(6)(30)(31)	Series E Preferred Stock	N/A		13.50%	N/A	31,770	8,237	8,237
TravelPerk, Inc.(3)(4)(29)(30)(31)	Warrants	N/A			N/A	76,878	985	1,706
Vestwell Holdings Inc.(3)(4)(29)(30)	Series D Preferred Stock	N/A			N/A	152,175	3,020	3,323
							12,242	13,266	0.4%
Systems Software
Chrome Investors LP(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	$8,754	8,757	8,754
Elliott Alto Co-Investor Aggregator L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	7,836	7,887	17,983
Halo Purchaser, LLC(3)(4)(6)(30)	Class B PIK Preferred Equity	N/A		6.00%	N/A	10,000	14,188	9,242
Halo Purchaser, LLC(3)(4)(29)(30)	Class H Warrant Units	N/A			N/A	16,825	422	422
Project Hotel California Co-Invest Fund, L.P.(3)(29)(30)(31)	LP Interest	N/A			N/A	$6,712	6,684	10,925
Veeam Software Group(3)(4)(29)(30)	Series C Preferred Shares	N/A			N/A	1,850,573	13,708	13,708
							51,646	61,034	1.7%
Total non-controlled/non-affiliated portfolio company equity investments							$257,429	$274,847	7.7%
Total non-controlled/non-affiliated portfolio company investments							$6,096,076	$6,093,614	170.2%
Non-controlled/affiliated portfolio company equity investments
Equity Investments
Asset Based Lending and Fund Finance
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)(3)(5)(24)(26)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	25,250	25,250	25,203
							25,250	25,203	0.7%

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
(5)Investment measured at NAV.
(6)Investment contains a fixed-rate structure.
(7)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S,” which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, three- or six-month EURIBOR), Canadian Overnight Repo Rate Average (“CORRA” or “C”) (which can include one- or three-month CORRA), SONIA (“SONIA” or “SA”), Australian Bank Bill Swap Bid Rate (“BBSY” or “B”) (which can include one-, three-, or six-month BBSY) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
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

Company	Fair Value at December 31, 2024	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Fair Value at December 31, 2025	Interest Income	Dividend Income	Other Income
Non controlled Affiliates
LSI Financing 1 DAC	$3,102	$—	$(395)	$(84)	$2,623	$—	$219	$—
LSI Financing LLC	21,110	67,932	(30,415)	2,936	61,563	—	2,718	—
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)	—	25,254	(4)	(47)	25,203	—	165	—
Total Non-controlled Affiliates	$24,212	$93,186	$(30,814)	$2,805	$89,389	$—	$3,102	$—

Company	Fair Value at December 31, 2024	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Fair Value at December 31, 2025	Interest Income	Dividend Income	Other Income
Controlled Affiliates
Blue Owl Credit SLF(c)	$954	$13,346	$—	$(196)	$14,104	$—	$628	$—
Blue Owl Leasing LLC(c)	—	2,233	—	(1)	2,232	—	—	—
Stripe Blue Owl Holdings LLC	—	7,797	—	—	7,797	—	—	—
Total Controlled Affiliates	$954	$23,376	$—	$(197)	$24,133	$—	$628	$—
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

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)
(27)As of December 31, 2025, the net estimated unrealized gain for U.S. federal income tax purposes was $52.3 million based on a tax cost basis of $6.2 billion. As of December 31, 2025, the aggregate gross unrealized losses for U.S federal income tax purposes was$7.3 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $59.6 million.
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

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)

Portfolio Company	Investment	Acquisition Date
Accelerate Topco Holdings, LLC	Common Units	September 01, 2022
AlphaSense, LLC	Series E Preferred Shares	June 27, 2024
Baypine Commander Co-Invest, LP	LP Interest	June 24, 2025
Blue Owl Credit SLF LLC**	LLC Interest	August 01, 2024
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)*	Specialty finance equity investment	August 20, 2025
Blue Owl Leasing LLC**	LLC Interest	June 30, 2025
Brex, Inc.	Class A Units	August 15, 2025
Chrome Investors LP	LP Interest	January 25, 2025
CloudPay, Inc.	Series E Preferred Stock	July 31, 2024
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Halo Purchaser, LLC	Class B PIK Preferred Equity	December 19, 2025
Halo Purchaser, LLC	Class H Warrant Units	December 19, 2025
Hockey Parent Holdings, L.P.	Class A Common Units	September 14, 2023
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 23, 2022
KPCI Co-Invest 2, L.P.	Class A Units	October 15, 2025
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	December 12, 2023
LSI Financing 1 DAC*	Specialty finance equity investment	December 14, 2022
LSI Financing LLC*	Specialty finance equity investment	November 25, 2024
Minerva Holdco, Inc.	Senior A Preferred Stock	May 02, 2022
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	April 30, 2025
Nscale Global Holdings Limited	Preferred equity	September 29, 2025
Nscale Global Holdings Limited	Series B Preferred Shares	September 29, 2025
Orange Blossom Parent, Inc.	Common Units	July 29, 2022
Project Alpine Co-Invest Fund, LP	LP Interest	June 10, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 09, 2022
Rome Topco Holdings, LLC (dba SimpliSafe)	Class A Units	November 06, 2025
Rome Topco Holdings, LLC (dba SimpliSafe)	Class B Units	November 06, 2025
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
Simpler Postage, Inc. (dba Easypost)	Warrants	June 11, 2024
Snowbird Manager LP	Limited Partner Interest	December 18, 2025
Stripe Blue Owl Holdings LLC*	LLC Interest	December 09, 2025
TravelPerk, Inc.	Warrants	May 02, 2024
Valor Compute Infrastructure L.P.	LP Interest	October 03, 2025
VCI Intermediate TopCo 1 LLC	Class B Units	November 17, 2025
Veeam Software Group	Series C Preferred Shares	December 08, 2025
Vestwell Holdings Inc.	Series D Preferred Stock	December 20, 2023
XOMA Corporation	Warrants	December 15, 2023
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
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

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)
(33)     Reserved.
(34)     BOCSO was formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of December 31, 2025, the portfolio consists of three investments totaling $0.5 billion at cost and fair value, respectively, ranging in cost from $24.8 million to $304.4 million and with a fair value ranging from $24.8 million to $303.9 million. The largest investment is 62% of the total cost of BOCSO's portfolio. As of December 31, 2025 the portfolio asset class composition was 62% ABF - Specialty finance, 33% ABF - Leasing, and 5% ABF - Commercial Real Estate.

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
Blue Owl Technology Credit Advisors II LLC (“the Adviser” or “OTCA II”) serves as the Company’s investment adviser. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform. The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) Real Assets, which focuses on three primary investment strategies: net lease, real estate credit and digital infrastructure, and (3) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of and provides investment advisory and management services to the Company.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Since meeting the minimum offering requirement and commencing its continuous public offering through March 31, 2026, the Company has issued 94,694,304 shares of Class S common stock, 3,430,023 shares of Class D common stock, and 44,499,545 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to the Company’s distribution reinvestment plan, for gross proceeds of $978.9 million, $35.1 million and $457.0 million, respectively, including one thousand of seed capital contributed by its Initial Shareholder. The Company has issued 251,829,994 shares of its Class I common stock to feeder vehicles primarily created to hold the Company’s Class I shares in a Private Offering and raised gross proceeds of approximately $2.6 billion. The offer and sale of these Class I shares was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or Regulation S thereunder (the “Private Offering”).
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Foreign Currency Forward Contracts
The Company follows the guidance in ASC 815 Derivatives and Hedging, when accounting for all derivative instruments. The Company uses foreign currency forward contracts to reduce the Company’s exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized gains (losses) on foreign currency forward contracts are recorded within other assets or other liabilities on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis. The Company does not utilize hedge accounting and values forward contracts at fair value with the unrealized gains or losses recorded in net change in unrealized gains (losses) from foreign currency and other transactions in the Company’s Consolidated Statements of Operations. The Company nets its forwards by counterparty.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes accretion or amortization of discounts or premiums. Certain investments may have contractual PIK interest or dividends, the majority of which is structured at initial underwriting. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event.
PIK interest and PIK dividend income consisted of the following for the periods:

	For the Three Months Ended March 31,
	2026	2025
PIK Interest Income	$7,872	$6,220
PIK Interest Income as a % of Investment Income	5.8%	4.4%
PIK Dividend Income	$4,534	$4,283
PIK Dividend Income as a % of Investment Income	3.4%	3.0%
Total PIK Income	$12,406	$10,503
Total PIK Income as a % of Investment Income	9.2%	7.4%
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
Debt Issuance Costs
The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized utilizing the effective yield method, over the estimated life of the related debt instrument. Debt issuance costs are presented on the Consolidated Statement of Assets and Liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the Consolidated Statement of Assets and Liabilities as an asset until the debt liability is recorded.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 3. Agreements and Related Party Transactions
As of March 31, 2026 and December 31, 2025, the Company had payables to affiliates of $14.4 million and $17.4 million, primarily comprised of $9.1 million and $10.5 million of accrued performance based incentive fees, respectively, and $3.1 million and $3.6 million of management fees, respectively. The payable to affiliates also includes $2.3 million and $3.3 million of operating expenses as of March 31, 2026 and December 31, 2025, respectively.
Administration Agreement
The Company has entered into an Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. On May 4, 2026, the Board approved the continuation of the Administration Agreement.
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
For the three months ended March 31, 2026 and 2025, the Company incurred expenses of $1.1 million and $0.9 million for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement, respectively.
Investment Advisory Agreement
The Company entered into an Investment Advisory Agreement on November 30, 2021 (the “Investment Advisory Agreement”) with the Adviser. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals. On May 4, 2026, the Board approved the continuation of the Investment Advisory Agreement.
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
For the three months ended March 31, 2026, management fees were $10.3 million, net of $44 thousand in management fee waivers. For the three months ended March 31, 2025, management fees were $9.6 million, net of $5.4 thousand in management fee waivers.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
For the three months ended March 31, 2026 and 2025, performance-based incentive fees were $9.1 million and $10.5 million, respectively.
For the three months ended March 31, 2026, the Company did not incur capital gains-based incentive fees. For the three months ended March 31, 2025, capital gains-based incentive fees were reversed in the amount of $(1.3) million, which related to unrealized depreciation.
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
For the three months ended March 31, 2026 the Company did not incur organization and offering costs that are reimbursable to the Adviser. For the three months ended March 31, 2025, organization and offering costs that are reimbursable to the Adviser that were incurred by the Company were $0.6 million.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 6, 2025, the Company, the Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Order”) by the SEC for the Company to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of directors who are not “interested persons” of the Company, the Adviser, or any of their respective affiliates, as defined in the 1940 Act (“Independent Directors”) make certain conclusions in connection with certain co-investment transactions, including (1) when the Company co-invests with an affiliated entity (as defined in the co-investment application) in an issuer where an affiliated entity of the Company has an existing investment in the issuer unless the transaction is completed on a pro rata basis, and (2) if the Company disposes of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board oversees the

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board, including a required majority of the Independent Directors, has approved, policies and procedures reasonably designed to ensure compliance with the conditions of the Order. The Board, including a required majority of the Independent Directors, also reviewed the Co-Investment Policies of the Adviser to ensure that they are reasonably designed to prevent the Company from being disadvantaged by participation in the co-investment program. The Adviser and the Company’s Chief Compliance Officer will also provide reporting to the Board.
The Adviser is affiliated with Blue Owl Credit Advisors LLC (“OCA”), OTCA, Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with OCA, OTCA, OPFA and the Adviser, the “Blue Owl Credit Advisers”), which are also investment advisers. The Blue Owl Credit Advisers are indirect affiliates of Blue Owl and comprise part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Blue Owl Credit Advisers’ allocation policies seek to ensure equitable allocation of investment opportunities over time between the Company, and other funds managed by the Adviser, or its affiliates and address the co-investment restrictions set forth under the 1940 Act. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the business development companies, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have a similar investment objective to the Company’s. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.
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
The Company has made investments in non-controlled, affiliated companies, including LSI Financing 1 DAC, LSI Financing LLC (collectively, “LSI Financing”) and BOCSO.
LSI Financing 1 DAC (“LSI Financing DAC”) is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing DAC. As of March 31, 2026, the fair value of the Company's investment in LSI Financing DAC was $2.7 million and the Company’s total commitment was $2.7 million. The Company does not consolidate its equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. An affiliate of the Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the Company’s pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of March 31, 2026, the fair value of the Company’s investment in LSI Financing LLC was $60.6 million and the Company’s total commitment was $87.6 million. The Company does not consolidate its equity interest in LSI Financing LLC.
BOCSO is a portfolio company formed to invest in alternative credit assets, including asset-based finance (ABF). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. On September 18, 2025, we made an initial equity contribution to BOCSO. As of March 31, 2026, the Company’s investment at fair value in BOCSO was $45.4 million and the Company’s total commitment was $45.7 million. The Company does not consolidate its equity interest in BOCSO.
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
For the three months ended March 31, 2026 and 2025, the Company incurred servicing fees with respect to Class S shares of $1.8 million and $1.7 million, respectively. The Company deemed servicing fees with respect to the Class D shares insignificant to disclose for the three months ended March 31, 2026 and 2025.
The servicing fees will be paid monthly in arrears. Blue Owl Securities will reallow (pay) all or a portion of the ongoing servicing fees to participating broker-dealers and servicing broker-dealers for ongoing services performed by such broker-dealers, and will waive ongoing servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services. Because the ongoing servicing fees are calculated based on the Company`s net asset values for the Company`s Class S and Class D shares, they will reduce the net asset values or, alternatively, the distributions payable, with respect to the shares of each such class, including shares issued under it’s distribution reinvestment plan. The Company will cease paying ongoing servicing fees at the date at which total underwriting compensation from any source in connection with this offering equals 10% of the gross proceeds from its offering (excluding proceeds from issuances pursuant to it`s distribution reinvestment plan). This limitation is intended to ensure that the Company satisfies the requirements of FINRA Rule 2310, which provides that the maximum aggregate underwriting compensation from any source, including compensation paid from offering proceeds and in the form of “trail commissions,” payable to underwriters, broker-dealers, or affiliates thereof participating in an offering may not exceed 10% of gross offering proceeds, excluding proceeds received in connection with the issuance of shares through a distribution reinvestment plan.
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
The Adviser’s obligation to make Expense Payments automatically became a liability of the Adviser and the right to such Expense Payment was an asset of the Company’s on the last business day of the applicable quarter. The Expense Payment for any quarter was paid by the Adviser to the Company in any combination of cash or other immediately available funds, and/or offset against amounts due from the Company to the Adviser no later than the earlier of (i) the date on which the Company closes its books for such quarter, or (ii) forty-five days after the end of such quarter.
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
The table below presents our investments at amortized cost and fair value as of the following periods:

	As of March 31, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,677,079	$4,557,893	$5,488,669	$5,484,795
Second-lien senior secured debt investments	253,123	201,125	283,730	267,441
Unsecured debt investments	62,534	62,454	66,248	66,531
Preferred equity investments	182,633	171,367	177,173	173,230
Common equity investments	90,882	100,585	80,256	101,617
Specialty finance equity investments	105,282	108,651	86,202	89,389
Joint Ventures	16,512	15,294	24,325	24,133
Total Investments	$5,388,045	$5,217,369	$6,206,603	$6,207,136
The Company uses Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of March 31, 2026	As of December 31, 2025
Aerospace & Defense	1.3%	1.3%
Airlines	0.2	0.3
Application Software	16.1	15.6
Asset Based Lending and Fund Finance(2)	0.9	0.4
Banks	0.4	0.7
Beverages	0.2	0.2
Buildings & Real Estate	1.9	1.9
Building Products	0.1	0.1
Capital Markets	1.0	1.0
Commercial Services & Supplies	1.4	1.4
Construction & Engineering	0.2	0.2
Consumer Finance	0.6	0.5
Containers & Packaging	0.3	0.4
Diversified Consumer Services	2.3	2.9
Diversified Financial Services	7.4	7.8
Diversified Telecommunication Services(1)	—	0.0
Entertainment	1.2	1.1
Equity Real Estate Investment Trusts (REITs)	1.8	1.6
Food & Staples Retailing	2.6	2.3
Food Products	0.3	0.3
Health Care Equipment & Supplies	3.4	3.0
Health Care Providers & Services	4.2	6.1
Health Care Technology	12.8	12.4
Hotels, Restaurants & Leisure	0.7	0.7
Household Products	0.1	0.3
Industrial Conglomerates	0.8	0.8
Insurance	5.0	5.4
Internet & Direct Marketing Retail	0.6	0.5
IT Services	5.4	5.0

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of March 31, 2026	As of December 31, 2025
Joint Ventures(4)	0.3	0.4
Life Sciences Tools & Services	2.4	2.1
Machinery	0.3	0.6
Media	0.5	0.6
Multiline Retail	0.3	0.3
Pharmaceuticals(3)	1.4	1.2
Professional Services	6.0	5.7
Real Estate Management & Development	0.7	0.8
Specialty Retail	1.0	0.8
Systems Software	13.1	12.6
Water Utilities	0.3	0.2
Wireless Telecommunication Services	0.5	0.5
Total	100.0%	100.0%
_______________
(1)As of March 31, 2026 and December 31, 2025, our investment balance is insignificant (if applicable).
(2)Includes investment in BOCSO.
(3)Includes investments in LSI Financing DAC and LSI Financing LLC.
(4)Includes investments in Credit SLF and Blue Owl Leasing. See below, within Note 4, for more information.
The table below presents investments by geographic composition based on fair value as of the following periods:

	As of March 31, 2026	As of December 31, 2025
United States:
Midwest	12.8%	13.7%
Northeast	21.6	21.0
South	30.6	31.4
West	24.5	24.2
Canada	3.1	3.0
United Kingdom	4.3	4.1
Other international	3.1	2.6
Total	100.0%	100.0%

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Blue Owl Credit SLF LLC
Credit SLF, a Delaware limited liability company, is a joint venture among the Company, Blue Owl Capital Corporation ("OBDC"), Blue Owl Capital Corporation II ("OBDC II"), Blue Owl Credit Income Corp. ("OCIC"), Blue Owl Technology Finance Corp. ("OTF"), and State Teachers Retirement System of Ohio (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). Credit SLF’s principal purpose is to make investments primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board of directors comprised of an equal number of directors appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Credit SLF Members coinvest through Credit SLF, or its wholly owned subsidiaries. Credit SLF’s date of inception was May 6, 2024 and Credit SLF made its first portfolio company investment on July 23, 2024.
Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, determination of such fair value is not included in the Company’s valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Credit SLF.
The Company’s initial capital commitment to and economic ownership in Credit SLF was $2.5 million and 4.4%, respectively. On May 15, 2025, the Credit SLF Members modified their capital commitments to Credit SLF and the Company's capital commitment was increased to $8.7 million. On September 4, 2025, certain Credit SLF Members increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $16.2 million. In the first quarter of 2026, certain Credit SLF Members further increased their capital commitments to Credit SLF. The Company’s commitment of $16.2 million did not change and was fully funded as of March 31, 2026.
As of March 31, 2026, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$446,460	$427,085	66.1%
Blue Owl Capital Corporation II(2)	244	244	0.0
Blue Owl Credit Income Corp.	136,419	87,169	13.5
Blue Owl Technology Finance Corp.	53,812	34,937	5.4
Blue Owl Technology Income Corp.	16,161	16,161	2.5
State Teachers Retirement System of Ohio	93,299	80,799	12.5
Total	$746,395	$646,395	100.0%
_______________
(1)     This represents each equity holder’s ownership percentage at March 31, 2026 based on net contributed capital.
(2) Economic ownership interest for Blue Owl Capital Corporation II is 0.04%.
The table below sets forth Credit SLF’s consolidated financial data as of and for the following periods:

	March 31, 2026	December 31, 2025
Consolidated Balance Sheet Data
Cash	$167,235	$124,718
Investments at fair value	2,417,836	2,343,367
Total Assets	2,616,236	2,477,523
Total Debt (net of unamortized debt issuance costs)	1,831,178	1,728,363
Total Liabilities	2,026,448	1,863,454
Total Credit SLF Members’ Equity	589,788	614,069

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Three Months Ended March 31,
	2026	2025
Consolidated Statement of Operations Data
Investment income	$41,005	$23,696
Net operating expenses	25,030	13,659
Net investment income (loss)	$15,975	$10,037
Total net realized and unrealized gain (loss)	(51,991)	(16,103)
Net increase (decrease) in Credit SLF Members’ Equity resulting from operations	$(36,016)	$(6,066)
The Company’s proportional share of Credit SLF’s distributions for the following periods:

	For the Three Months Ended March 31,
	2026	2025
Dividend income	$321	$27
Blue Owl Leasing LLC
Blue Owl Leasing, a Delaware limited liability company, is a joint venture among the Company, OBDC, OBDC II, OCIC, OTF and Blue Owl Alternative Credit Fund and California State Teachers Retirement System (each, a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”). Blue Owl Leasing’s principal purpose is to make investments, either directly or indirectly through financing subsidiaries or other persons, primarily in leases and loans. Investment decisions must be approved by Blue Owl Leasing. The Blue Owl Leasing Members coinvest through Blue Owl Leasing, or its wholly owned subsidiaries. Blue Owl Leasing’s date of inception was June 30, 2025 and Blue Owl Leasing made its first portfolio company investment on October 23, 2025.
Blue Owl Leasing’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company’s valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Blue Owl Leasing.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
As of March 31, 2026, the capital commitment, called capital and economic ownership of each Blue Owl Leasing Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$860	$860	2.2%
Blue Owl Capital Corporation II	90	90	0.2%
Blue Owl Credit Income Corp.	30,952	1,900	4.7%
Blue Owl Technology Finance Corp.	8,955	800	2.0%
Blue Owl Technology Income Corp.	3,918	350	0.9%
Blue Owl Alternative Credit Fund	31,000	31,000	77.5%
California State Teachers Retirement System	10,825	5,000	12.5%
Total	$86,600	$40,000	100.0%
_______________
(1)     This represents each equity holder’s ownership percentage at March 31, 2026, based on net contributed capital.
The table below sets forth Blue Owl Leasing’s consolidated financial data as of and for the following period:

	As of March 31, 2026	As of December 31, 2025(1)
Consolidated Balance Sheet Data
Cash	$9,981	$34,555
Investments at fair value	39,363	39,628
Total Assets	49,650	74,531
Total Debt (net of unamortized debt issuance costs)	9,374	9,754
Total Liabilities	9,861	10,076
Total Blue Owl Leasing Members’ Equity	39,789	64,455
______________
(1)     The Company’s date of inception was June 30, 2025.

For the Three Months Ended March 31,
2026
Consolidated Statement of Operations Data
Income
Investment income	$1,043
Expenses
Net operating expenses	871
Net investment income (loss)	$172
Total net realized and unrealized gain (loss)	(239)
Net Increase (Decrease) in Blue Owl Leasing Members’ Equity Resulting From Operations	$(67)

Blue Owl Leasing did not distribute any dividends to the Company for the period ended March 31, 2026.
Asset Sale
In February 2026, the Company sold a portion of its portfolio company investments with aggregate fair value of $344.0 million equivalent to 99.6% of par value to certain purchasers. The investments sold consisted of 98.6% first-lien investments and 1.4% unsecured investments and included investments in 60 portfolio companies across 26 industries. 98.6% of the investments sold were floating rate. The sold assets had an average investment size of $5.7 million and a weighted average spread of 5.0% and consisted of partial sales representing approximately 13.0% of our investments in each underlying portfolio company as of December 31, 2025. As a result of the sale, the Company recognized a $0.5 million gain on the sale in the first quarter of 2026. The Company used the proceeds from the loan sale agreements to repay indebtedness.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage was 217% and 223%, respectively.
The tables below present debt obligations as of the following periods:

	As of March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$1,050,000	$301,304	$734,626	$(7,239)	$294,065
SPV Asset Facility I	750,000	474,000	56,313	(5,216)	468,784
SPV Asset Facility II	500,000	270,250	30,194	(3,358)	266,892
SPV Asset Facility III	550,000	350,000	34,129	(6,752)	343,248
SPV Asset Facility IV	750,000	461,500	121,226	(5,261)	456,239
Athena CLO III	270,000	270,000	—	(2,113)	267,887
Series 2023A Notes	100,000	100,000	—	(107)	99,893
Series 2023B-A Notes	100,000	100,000	—	(507)	99,493
Series 2023B-B Notes	75,000	75,000	—	(224)	74,776
Total Debt	$4,145,000	$2,402,054	$976,488	$(30,777)	$2,371,277
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.

	As of December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	$1,050,000	$294,565	$755,435	$(7,735)	$286,830
SPV Asset Facility I	750,000	497,000	66,742	(5,626)	491,374
SPV Asset Facility II	500,000	320,250	78,842	(3,589)	316,661
SPV Asset Facility III	550,000	550,000	—	(6,929)	543,071
SPV Asset Facility IV	750,000	629,500	53,978	(5,840)	623,660
Athena CLO III	270,000	270,000	—	(2,188)	267,812
Series 2023A Notes	100,000	100,000	—	(207)	99,793
Series 2023B-A Notes	100,000	100,000	—	(552)	99,448
Series 2023B-B Notes	75,000	75,000	—	(293)	74,707
Total Debt	$4,145,000	$2,836,315	$954,997	$(32,959)	$2,803,356
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
	2026	2025
Interest expense	$44,740	$39,391
Amortization of debt issuance costs	2,445	1,685
Total Interest Expense	$47,185	$41,076

Average interest rate(1)	6.3%	6.9%
Average daily borrowings(1)	$2,850,669	$2,278,174
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
Maturity of Debt Obligations
The table below presents a summary of the Company’s contractual payment obligations under credit facilities and notes as of March 31, 2026:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$301,304	$—	$—	$301,304	$—
SPV Asset Facility I	474,000	—	—	474,000	—
SPV Asset Facility II	270,250	—	—	270,250	—
SPV Asset Facility III	350,000	—	—	—	350,000
SPV Asset Facility IV	461,500	—	—	—	461,500
Athena CLO III	270,000	—	—	—	270,000
Series 2023A Notes	100,000	100,000	—	—	—
Series 2023B-A Notes	100,000	—	100,000	—	—
Series 2023B-B Notes	75,000	75,000	—	—	—
Total Contractual Obligations	$2,402,054	$175,000	$100,000	$1,045,554	$1,081,500

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 6. Fair Value of Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash	$149,087	$—	$—	$149,087
Investments:
First-lien senior secured debt investments	—	415,552	4,142,341	4,557,893
Second-lien senior secured debt investments	—	83,280	117,845	201,125
Unsecured debt investments	—	—	62,454	62,454
Preferred equity investments	—	—	171,367	171,367
Common equity investments	—	6,512	82,255	88,767
Specialty finance equity investments	—	—	2,662	2,662
Subtotal	—	505,344	4,578,924	5,084,268
Investments measured at NAV(1)	—	—	—	133,101
Total Investments at Fair Value	$—	$505,344	$4,578,924	$5,217,369
Derivatives:
Assets
Foreign currency forward contracts	$—	$265	$—	$265
_______________
(1)Includes but not limited to investments in BOCSO, Credit SLF, LSI Financing LLC, Blue Owl Leasing and Stripe Blue Owl Holdings LLC (“Stripe Blue Owl”), which are measured at fair value using the net asset value per share (or its equivalent) practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash	$153,225	$—	$—	$153,225
Investments:
First-lien senior secured debt investments	—	681,894	4,802,901	5,484,795
Second-lien senior secured debt investments	—	106,187	161,254	267,441
Unsecured debt investments	—	—	66,531	66,531
Preferred equity investments	—	—	173,230	173,230
Common equity investments	—	10,925	88,586	99,511
Specialty finance equity investments	—	—	2,623	2,623
Subtotal	—	799,006	5,295,125	6,094,131
Investments measured at Net Asset Value (“NAV”)(1)	—	—	—	113,005
Total Investments at Fair Value	$—	$799,006	$5,295,125	$6,207,136
Derivatives:
Liabilities
Foreign currency forward contracts	$—	$429	$—	$429
_______________
(1)Includes investments in Credit SLF, LSI Financing LLC, BOCSO, Blue Owl Leasing and Stripe Blue Owl which are measured at fair value using the NAV per share (or its equivalent) practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The tables below present changes in fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended March 31, 2026
	Debt Investments			Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$4,802,901	$161,254	$66,531	$173,230	$88,586	$2,623	$5,295,125
Purchases of investments, net	44,676	33	—	4,000	2,827	—	51,536
Payment-in-kind	5,432	1,141	1,031	2,441	—	—	10,045
Proceeds from investments, net	(635,381)	—	(4,780)	(1,085)	—	—	(641,246)
Net change in unrealized gain (loss)	(75,174)	(4,092)	(363)	(7,327)	(9,158)	39	(96,075)
Net realized gains (losses)	861	—	29	—	—	—	890
Net accretion/amortization of discount/premium on investments	3,192	18	6	108	—	—	3,324
Transfers into (out of) Level 3(1)	(4,166)	(40,509)	—	—	—	—	(44,675)
Fair Value, End of Period	$4,142,341	$117,845	$62,454	$171,367	$82,255	$2,662	$4,578,924
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended March 31, 2026, transfers out of Level 3 into Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Three Months Ended March 31, 2025
	Debt Investments			Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$3,601,677	$122,347	$59,333	$171,478	$52,144	$3,102	$4,010,081
Purchases of investments, net	479,306	12,438	—	—	8,754	—	500,498
Payment-in-kind	2,772	2,113	950	2,585	—	—	8,420
Proceeds from investments, net	(233,940)	—	—	(25,912)	—	—	(259,852)
Net change in unrealized gain (loss)	1,804	(1,898)	(6)	(674)	1,748	(54)	920
Net realized gains (losses)	7	—	—	257	—	—	264
Net accretion/amortization of discount/premium on investments	5,282	61	7	487	—	—	5,837
Transfers into (out of) Level 3(1)	(26,813)	—	—	—	(7,729)	—	(34,542)
Fair Value, End of Period	$3,830,095	$135,061	$60,284	$148,221	$54,917	$3,048	$4,231,626
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below presents information with respect to net change in unrealized gains (loss) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	For the Three Months Ended March 31,
	2026	2025
First-lien senior secured debt investments	$(71,957)	$5,594
Second-lien senior secured debt investments	(4,092)	(1,898)
Unsecured debt investments	(363)	(6)
Preferred equity investments	(7,327)	(670)
Common equity investments	(9,158)	1,746
Specialty finance equity investments	39	(54)
Total Investments	$(92,858)	$4,712
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

	As of March 31, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$4,121,888	Yield Analysis	Market Yield	7.0% - 37.3% (9.9%)	Decrease
	11,682	Collateral Analysis	Recovery Rate	57.0%	Increase
	8,771	Recent Transaction	Transaction Price	97.2% - 99.5% (99.5%)	Increase
Second-lien senior secured debt investments	$117,845	Yield Analysis	Market Yield	11.0% - 19.1% (14.1%)	Decrease
Unsecured debt investments	$59,488	Yield Analysis	Market Yield	11.3% - 14.4% (12.7%)	Decrease
	2,966	Quote	Quote	98.9%	Increase
Preferred equity investments	$126,330	Yield Analysis	Market Yield	12.8% - 27.6% (18.0%)	Decrease
	30,855	Market Approach	Revenue Multiple	4.0x - 21.0x (10.2x)	Increase
	14,182	Recent Transaction	Transaction Price	100.0% - 289.9% (189.5%)	Increase
Common equity investments	$35,433	Market Approach	EBITDA Multiple	8.0x - 21.5x (12.3x)	Increase
	26,167	Market Approach	Revenue Multiple	3.9x - 7.5x (7.2x)	Increase
	16,369	Recent Transaction	Transaction Price	94.2% - 100.0% (95.0%)	Increase
	4,235	Market Approach	Market Adjustment Factor	(3.2)%	Increase
	51	Option Pricing Model	Volatility	70.0%	Increase
Specialty finance equity investments	$2,662	Yield Analysis	Market Yield	11.8%	Decrease

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$4,114,791	Yield Analysis	Market Yield	6.0% - 23.6% (9.0%)	Decrease
	672,593	Recent Transaction	Transaction Price	95.0% - 99.8% (99.4%)	Increase
	15,517	Collateral Analysis	Recovery Rate	77.5%	Increase
Second-lien senior secured debt investments	$161,254	Yield Analysis	Market Yield	8.4% - 32.5% (17.4%)	Decrease
Unsecured debt investments	$63,400	Yield Analysis	Market Yield	10.8% - 14.2% (12.4%)	Decrease
	3,131	Quote	Quote	104.4%	Increase
Preferred equity investments	$127,154	Yield Analysis	Market Yield	11.6% - 22.5% (13.6%)	Decrease
	22,950	Recent Transaction	Transaction Price	62.8% - 100.0% (85.0%)	Increase
	17,550	Market Approach	Revenue Multiple	4.8x - 14.8x (8.9x)	Increase
	5,576	Market Approach	EBITDA Multiple	128.9x	Increase
Common equity investments	$37,806	Market Approach	EBITDA Multiple	8.75x - 25.50x (13.12x)	Increase
	26,777	Market Approach	Revenue Multiple	5.3x - 13.0x (9.9x)	Increase
	20,251	Recent Transaction	Transaction Price	100.0% - 173.2% (106.2%)	Increase
	3,712	Market Approach	Market Adjustment Factor	—%	Increase
	40	Option Pricing Model	Volatility	70%	Increase
Specialty finance equity investments	$2,623	Yield Analysis	Market Yield	11.5%	Decrease
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
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The tables below present the carrying and fair values of the Company’s debt obligations as of the following periods:

	As of March 31, 2026			As of December 31, 2025
	Net Carrying Value(1)	Debt Issuance Costs	Fair Value	Net Carrying Value(1)	Debt Issuance Costs	Fair Value
Revolving Credit Facility	$294,065	$(7,239)	$294,065	$286,830	$(7,735)	$286,830
SPV Asset Facility I	468,784	(5,216)	468,784	491,374	(5,626)	491,374
SPV Asset Facility II	266,892	(3,358)	266,892	316,661	(3,589)	316,661
SPV Asset Facility III	343,248	(6,752)	343,248	543,071	(6,929)	543,071
SPV Asset Facility IV	456,239	(5,261)	456,239	623,660	(5,840)	623,660
Athena CLO III	267,887	(2,113)	267,887	267,812	(2,188)	267,812
Series 2023A Notes	99,893	(107)	100,000	99,793	(207)	100,000
Series 2023B-A Notes	99,493	(507)	100,000	99,448	(552)	100,000
Series 2023B-B Notes	74,776	(224)	75,000	74,707	(293)	75,000
Total Debt	$2,371,277	$(30,777)	$2,372,115	$2,803,356	$(32,959)	$2,804,408
______________
(1)Carrying values are presented net of debt issuance costs.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

	As of March 31, 2026	As of December 31, 2025
Level 1	$—	$—
Level 2	—	—
Level 3	2,372,115	2,804,408
Total Debt	$2,372,115	$2,804,408
Financial Instruments Not Carried at Fair Value
As of March 31, 2026 and December 31, 2025, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short term maturities. These financial instruments would be categorized as Level 3 within the fair value hierarchy.

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
The table below presents the fair value and notional value of the derivative assets and liabilities for the following periods:

		As of March 31, 2026			As of December 31, 2025
	Counterparty	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Derivatives not designated as hedges:
Foreign currency forward contract GBP	SMBC Capital Markets, Inc.	£7,800	$10,432	$(10,318)	£7,800	$10,320	$(10,509)
Foreign currency forward contract EUR	SMBC Capital Markets, Inc.	€16,482	19,286	(19,135)	€16,482	19,286	(19,526)
Total Derivatives not Designated as Hedges			$29,718	$(29,453)		$29,606	$(30,035)
The table below presents net unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the following periods:

For the Three Months Ended March 31, 2026
Derivatives not designated as hedges:
Foreign currency forward contract GBP	$303
Foreign currency forward contract EUR	391
Total Net Change in Unrealized Gain (Loss)(1)	$694
_______________
(1)     Recorded and recognized as components of translation of assets and liabilities in foreign currencies and other transactions in the Consolidated Statements of Operations.
The Company did not hold any foreign currency forward contracts for the three months ended March 31, 2025.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 8. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding unfunded commitments as of the following periods:

	As of March 31, 2026	As of December 31, 2025
Revolving loan commitments	$311,527	$364,759
Delayed draw loan commitments	370,107	459,339
Debt commitments	$681,634	$824,098

Specialty finance equity commitments	$30,688	$31,038
Common equity commitments	3,289	3,977
Equity commitments	$33,977	$35,015

Total Unfunded Commitments	$715,611	$859,113
As of March 31, 2026, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments that the Company may be required to fund.
Organizational and Offering Costs
The table below presents the total amount of organization and offering costs, inclusive of organization and offering costs deferred under the expense deferral agreement, incurred by the Adviser and its affiliates since inception and charged to the Company as of the following dates:

	As of March 31, 2026	As of December 31, 2025
Organizational and offering costs incurred by the Adviser	$4,936	$4,936
Organizational and offering costs charged to the Company(1)	4,936	4,936
_____________
(1)As of March 31, 2026, $3.8 million relates to offering costs and $1.1 million relates to organizational costs. The organizational costs were incurred by the Adviser prior to the Company meeting the first installment of the Expense Deferral Agreement. The organizational costs were subsequently incurred in the Consolidated Statements of Operations as professional fees and other general and administrative as the Company met the expense deferral installments applicable for those periods.
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
The table below presents the total amount of organization and offering costs incurred by the Adviser and its affiliates and charged to the Company for the following periods:

	For the Three Months Ended March 31,
	2026	2025
Organizational and offering costs incurred by the Adviser	$—	$75
Organizational and offering costs charged to the Company	—	643
Expense Deferral Agreement
The Adviser has agreed to incur and pay certain expenses pursuant to the Expense Deferral Agreement prior to April 30, 2023. The Company will be obligated to reimburse the aggregate amount of expenses previously paid by the Adviser in eighteen equal installments, upon meeting specified conditions.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below presents the total amount of expenses incurred by the Adviser under the Expense Deferral Agreement as of the following periods:

	As of March 31, 2026	As of December 31, 2025
Expenses incurred by the Adviser	$7,679	$7,679
Organizational and offering costs incurred by the Adviser	4,299	4,299
Total Expenses Incurred by the Adviser	$11,978	$11,978
The first installment became an obligation of the Company on December 1, 2023, when the Company reached $1.75 billion in Net Subscriptions received from the sale of the Company’s common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75.0 million in Net Subscriptions received from the sale of the Company’s common shares thereafter.
The table below presents the number of installments and the amount the Company became obligated to reimburse the Adviser for the following periods:

	For the Three Months Ended March 31,
	2026	2025
Number of installments met by the Company	—	3

Expenses reimbursed to the Adviser	$—	$1,428
Organizational and offering costs reimbursed to the Adviser	—	568
Total Expenses Reimbursed to the Adviser	$—	$1,996
As of March 31, 2025, the Company met the final installment under the expense deferral agreement and there were no expenses remaining. See “Note 3 — Agreements and Related Party Transactions.”
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026, the Company was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Common Stock Activity
The tables below present transactions with respect to shares of the Company’s common stock for the following periods:

	For the Three Months Ended March 31, 2026
	S		D		I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	1,632,193	$16,671	16,885	$175	2,883,115	$29,648	4,532,193	$46,494
Shares/gross proceeds from the private placements	—	—	—	—	4,942,549	50,238	4,942,549	50,238
Share transfer between classes(1)	(909,415)	(9,141)	—	—	909,415	9,141	—	—
Reinvestment of distributions	909,769	9,282	13,503	138	2,055,403	20,987	2,978,675	30,407
Repurchased shares	(13,988,101)	(143,159)	(1,032,371)	(10,691)	(53,592,440)	(548,692)	(68,612,912)	(702,542)
Total shares/gross proceeds	(12,355,554)	(126,347)	(1,001,983)	(10,378)	(42,801,958)	(438,678)	(56,159,495)	(575,403)
Sales load	—	(86)	—	—	—	—	—	(86)
Total Shares/Net Proceeds	(12,355,554)	$(126,433)	(1,001,983)	$(10,378)	(42,801,958)	$(438,678)	(56,159,495)	$(575,489)
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

	For the Three Months Ended March 31, 2025
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The changes to the Company’s offering price per share since the commencement of the Company’s initial continuous public offering and associated effective dates of such changes were as follows:

	For the Three Months Ended March 31, 2026
	S			D			I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2026	$10.38	$—	$10.38	$10.38	$—	$10.38	$10.38	$—	$10.38
February 2, 2026	10.27	—	10.27	10.27	—	10.27	10.27	—	10.27
March 2, 2026	9.97	—	9.97	9.97	—	9.97	9.97	—	9.97
_______________
(1)Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2)Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

	For the Three Months Ended March 31, 2025
	S			D			I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2025	$10.42	$—	$10.42	$10.42	$—	$10.42	$10.42	$—	$10.42
February 3, 2025	10.43	—	10.43	10.43	—	10.43	10.43	—	10.43
March 3, 2025	10.39	—	10.39	10.39	—	10.39	10.39	—	10.39
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Distributions
The Board intends to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.
The tables below present cash distributions per share that were recorded for the following periods:

For the Three Months Ended March 31, 2026
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)
				S	D	I
November 4, 2025	January 30, 2026	February 25, 2026	$0.074775	$5,481	$79	$16,003
February 18, 2026	February 27, 2026	March 30, 2026	0.074775	5,570	80	16,392
February 18, 2026	March 31, 2026	April 28, 2026	0.074775	5,286	78	15,635
		Total	$0.224325	$16,337	$237	$48,030
_______________
(1)On February 18, 2026, the Company’s board of directors declared a distribution of $0.074775 per share, payable on or before May 31, 2026, to the shareholders of record as of April 30, 2026.
(2)Distributions per share are gross of shareholder servicing fees.
(3)Distribution amounts are net of shareholder servicing fees.

For the Three Months Ended March 31, 2025
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
The tables below presents the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock for the following periods:

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Three Months Ended March 31, 2026
	S		D		I		Total
Source of Distribution	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount
Net investment income(2)(3)	$0.216403	$16,069	$0.192516	$218	$0.213157	$47,077	$0.213956	$63,364
Net realized gain on investments(3)	—	—	—	—	—	—	—	—
Excess (undistributed)	0.007922	268	0.031809	19	0.011168	953	0.010369	1,240
Total	$0.224325	$16,337	$0.224325	$237	$0.224325	$48,030	$0.224325	$64,604
______________
(1)Distributions per share are gross of shareholder servicing fees.
(2)Net investment income per share is gross of shareholder servicing fees.
(3)The per share data was derived using actual shares outstanding at the date of the relevant transaction.

	For the Three Months Ended March 31, 2025
Source of Distribution(2)	Per Share(1)	Amount	Percentage
Net investment income	$0.242969	$74,975	102.0%
Net realized gain (loss) on investments	—	—	—%
Excess (undistributed)	0.001356	(1,513)	(2.0)%
Total	$0.244325	$73,462	100.0%
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The tables below present the share repurchase activity of the Company:

For the Three Months Ended March 31, 2026
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
November 26, 2025	I	January 8, 2026	$415,464	$10.38	40,025,443
November 26, 2025	S	January 8, 2026	107,456	10.38	10,352,290
November 26, 2025	D	January 8, 2026	10,259	10.38	988,298
February 27, 2026	I	March 31, 2026	133,228	9.82	13,566,997
February 27, 2026	S	March 31, 2026	35,703	9.82	3,635,811
February 27, 2026	D	March 31, 2026	432	9.82	44,073
Total			$702,542		68,612,912

For the Three Months Ended March 31, 2025
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 26, 2025	I	March 31, 2025	$82,728	$10.34	$8,000,727
February 26, 2025	S	March 31, 2025	15,662	10.34	1,514,802
February 26, 2025	D	March 31, 2025	147	10.34	14,197
Total			$98,537		9,529,726
Note 10. Earnings Per Share
The tables below present the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended March 31,
	2026			2025
	S	D	I	S	D	I
Increase (decrease) in net assets resulting from operations	$(29,611)	$(378)	$(74,909)	$10,496	$251	$37,257
Weighted average shares of common stock outstanding—basic and diluted	82,345,091	1,168,186	220,856,101	75,522,643	1,620,453	231,435,849
Earnings (loss) per common share—basic and diluted	$(0.36)	$(0.32)	$(0.34)	$0.14	$0.15	$0.16
Note 11. Income Taxes
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
For the three months ended March 31, 2026 and 2025, the Company did not record U.S. federal excise tax.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 12. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Three Months Ended March 31,
	2026			2025
	S	D	I	S	D	I
Per share data:
Net asset value, at beginning of period	$10.38	$10.38	$10.38	$10.42	$10.42	$10.42
Results of operations:
Net investment income(1)	0.19	0.19	0.21	0.23	0.24	0.25
Net realized and unrealized gain (loss)(2)	(0.55)	(0.51)	(0.55)	(0.09)	(0.08)	(0.09)
Net increase (decrease) in net assets resulting from operations	(0.36)	(0.32)	(0.34)	0.14	0.16	0.16
Distributions:
Net increase (decrease) in net assets from shareholders' distributions(3)	(0.20)	(0.22)	(0.22)	(0.22)	(0.24)	(0.24)
Total increase (decrease) in net assets	(0.56)	(0.54)	(0.56)	(0.08)	(0.08)	(0.08)
Net Asset Value, at End of Period(4)(8)	$9.82	$9.82	$9.82	$10.34	$10.34	$10.34

Total Return(5)	(3.5)%	(3.3)%	(3.3)%	1.4%	1.5%	1.6%

Ratios:
Ratio of net expenses to average net assets(6)(7)	9.6%	7.5%	8.7%	9.1%	8.4%	8.2%
Ratio of net investment income to average net assets(6)(7)	7.5%	5.5%	8.1%	9.0%	9.7%	9.9%
Portfolio turnover rate	3.0%	3.0%	3.0%	15.0%	15.0%	15.0%

Supplemental Data:
Weighted-average shares outstanding	82,345,091	1,168,186	220,856,101	75,522,643	1,620,453	231,435,849
Shares outstanding, end of period	78,618,170	1,057,333	209,102,637	77,746,234	1,651,661	234,553,372
Net assets, end of period	$771,835	$10,378	$2,052,944	$803,727	$17,074	$2,425,069
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
(5)Total return is not annualized. An investment in the Company is subject to maximum upfront sales load of 3.5% and 1.5% for Class S and Class D common stock, respectively, of the offering price, which will reduce the amount of capital available for investment. Class I common stock is not subject to upfront sales load. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses. Total return is calculated as the change in NAV per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share (which for the purposes of this calculation is equal to the net offering price in effect at that time).
(6)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the three months ended March 31, 2026, the total operating expenses to average net assets were 9.6%, 7.5%, 8.7% for Class S, Class D and Class I common stock, respectively, prior to management fee waivers, if any. For the three months ended March 31, 2025, the total operating expenses to average net assets were 9.1%, 8.4%, 8.2% for Class S, Class D and Class I common stock, respectively, prior to management fee waivers, if any.
(7)The ratio reflects an annualized amount for the three months ended March 31, 2026 and 2025, except in the case of non-recurring expenses (e.g. initial organization expenses) and offering expenses, where applicable.
(8)Totals presented may not sum due to rounding.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of these financial statements. There have been no subsequent events to disclose except for the following:
Distribution
On May 05, 2026, the Company’s Board approved a distribution of $0.074775 per share, payable on or before June 30, 2026, to the shareholders of record as of May 29, 2026, a distribution of $0.074775 per share, payable on or before July 31, 2026, to the shareholders of record as of June 30, 2026, and a distribution of $0.074775 per share, payable on or before August 31, 2026, to the shareholders of record as of July 31, 2026.
Raise Proceeds
Subsequent to March 31, 2026 and through May 11, 2026, the Company has issued approximately 158,350 shares of its Class S common stock and approximately 471,164 shares of its Class I common stock and has raised total gross proceeds of approximately $1.6 million and $4.6 million, respectively.
Share Repurchases
Pursuant to an offer to purchase dated February 27, 2026, the Company offered to purchase shares of their issued and outstanding Class S common stock, Class D common stock and Class I common stock representing up to 5.00% of the aggregate number of the Company’s shares of common stock outstanding as of December 31, 2025 at a purchase price per share equal to the net offering price per share, as of March 31, 2026.
The offer expired at 7:00 P.M., Eastern Time, on March 31, 2026, and approximately 25,283,289 shares of Class S common stock, 306,485 shares of Class D common stock and 94,344,361 shares of Class I common stock were validly tendered and not withdrawn pursuant to the offer to purchase as of such date, which represents 40.4% of the aggregate number of the Company’s shares outstanding as of December 31, 2025, adjusted for the $533 million tender paid in January 2026.
On April 23, 2026, the Company determined that, as of March 31, 2026, the net offering prices per share of the Company’s shares of Class S common stock, Class D common stock and Class I common stock were $9.82 per share, $9.82 per share and $9.82 per share, respectively. The Company accepted for purchase 3,635,811 shares of Class S common stock, 44,073 shares of Class D common stock and 13,566,997 shares of Class I common stock on a pro rata basis based on the number of tendered shares for approximately $35,703,664, $432,801 and $133,227,907, respectively, representing 14.380% of the shares of the Company’s common stock that were validly tendered and not withdrawn prior to the expiration of the offer. The aggregate purchase price for all shares repurchased pursuant to the offer was approximately $169,364,372.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “ITEM 1. FINANCIAL STATEMENTS.” This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Technology Income Corp. and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2025 in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this quarterly report on Form 10-Q (“Quarterly Report”). Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
Since meeting the minimum offering requirement and commencing our continuous public offering through March 31, 2026, we have issued 94,694,304 shares of Class S common stock, 3,430,023 shares of Class D common stock, and 44,499,545 shares of Class I common stock, exclusive of any tender offers and shares issued pursuant to our distribution reinvestment plan, for gross proceeds of $978.9 million,$35.1 million and $457.0 million, respectively, including $1,000 of seed capital contributed by the Initial Shareholder. We have issued 251,829,994 shares of our Class I common stock to feeder vehicles primarily created to hold our Class I shares in a Private Offering and raised gross proceeds of approximately $2.58 billion.

Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) Real Assets, which focuses on three primary investment strategies: net lease, real estate credit and digital infrastructure, and (3) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, OTCA, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”), and Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with the Adviser, OCA, ODCA and OTCA, the “Blue Owl Credit Advisers”), which are also investment advisers. As of March 31, 2026, the Adviser and its affiliates had $159.24 billion in assets under management across Blue Owl’s Credit platform.
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
We may be prohibited under the Investment Company Act of 1940, as amended (the “1940 Act”) from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the “Order”) to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the directors who are not “interested persons” of us, the Adviser, or any of their respective affiliates, as defined in the 1940 Act (“Independent Directors”) make certain conclusions in connection with certain co-investment transactions, including (1) when we co-invest with an affiliated entity (as defined in the co-investment application) in an issuer where an affiliated entity has an existing investment in the issuer unless the transaction is completed on a pro rata basis, and (2) if we dispose of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board oversees our participation in the co-investment program. As required by the Order, we have adopted, and the Board, including a required majority of the Independent Directors, has approved, policies and procedures reasonably designed to ensure compliance with the conditions of the Order. The Board, including a required majority of the Independent Directors, also reviewed the Co-Investment Policies of the Adviser to ensure that they are reasonably designed to prevent us from being disadvantaged by participation in the co-investment program. The Adviser and our Chief Compliance Officer will also provide reporting to the Board.
The Blue Owl Credit Advisers’ investment allocation policies seek to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates and address the co-investment restrictions set forth under the 1940 Act. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the BDCs, interval fund, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.

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
Our Investment Framework
We are a Maryland corporation formed primarily to originate and make loans to and make debt and equity investments in, technology-related companies based primarily in the United States, with an emphasis on enterprise software investments. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles. Since our Adviser’s affiliates began investment activities in April 2016 through March 31, 2026, the Blue Owl Credit Advisers have originated $193.98 billion aggregate principal amount of investments across multiple industries, of which $189.83 billion of aggregate principal amount of investments prior to any subsequent exits or repayments was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We leverage Blue Owl’s relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $250 million and that are typically backed by institutional investors that are active investors in and have an expertise in technology companies and technology-related industries. We expect that our target investments will typically have maturities between three and ten years and generally range in size between $50 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, in particular directly originated debt investments, with a lesser allocation to equity related opportunities. On these investments, we typically invest at a low loan-to-value ratio, which we consider to be 50% or below. We anticipate that generally any equity related securities we hold will be minority positions. We expect that our investment size will vary with the size of our capital base and that our average investment size will be 0.5-1.5% of our entire portfolio with no investment size greater than 5%; however, from time to time, certain of our investments may comprise greater than 5%. As of March 31, 2026, our average investment size in each of our portfolio companies was approximately $29.8 million based on fair value.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2026, 97.9% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
On May 9, 2023, the Company and the Adviser amended the Expense Deferral Agreement to provide that the Adviser's obligation to incur and pay the Company’s expenses would cease as of April 30, 2023, and that the Company would repay the expenses previously incurred by the Adviser on the Company’s behalf in eighteen equal installments, upon meeting specified conditions. The first installment became an obligation of the Company on December 1, 2023, when the Company reached $1.75 billion in Net Subscriptions received from the sale of the Company’s common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75.0 million in Net Subscriptions received from the sale of the Company’s common shares thereafter. The Company did not record expenses related to organization and offering costs, for the three months ended March 31, 2026. The Company recorded $2.0 million of expenses, of which $0.6 million related to organization costs, for the three months ended March 31, 2025.
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

Market Trends
Broader geopolitical developments, including the conflict involving Iran, have contributed to elevated market volatility, even if they have not altered the fundamental operating environment for the U.S. companies in which we invest. We actively monitor these dynamics alongside other sources of risk. As part of our standard valuation and risk management processes, we conduct reviews of every investment in our portfolio on a quarterly basis. In response to heightened uncertainty over the last year, we took additional, proactive steps to reassess risk across our portfolio. We conducted thematic stress tests twice – first in response to tariff policies implemented in 2025, and more recently to evaluate the potential implications of rapid advancements in artificial intelligence. These additional reviews reinforced our confidence that our portfolio is well positioned, supported by borrowers with strong business fundamentals and defensive characteristics.
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
During the first quarter of 2026, global equity and debt markets experienced elevated volatility, with spread widening in fixed income markets as a result of intensifying geopolitical conflicts and heightened focus on the evolution of artificial intelligence (“AI”). The 10-year Treasury yield ended the first quarter of 2026 up nearly 15 basis points since the end of 2025 and the CBOE Volatility Index peaked above 30 during the first quarter of 2026, its highest level since April 2025. As a result of this volatility and higher inflation expectations, the Federal Reserve is now expected to maintain current interest rates in the near term. This volatility, coupled with the higher focus on private credit, has also resulted in more modest inflows and higher redemption requests at non-traded BDCs.

As a result, we approached this environment more conservatively resulting in a slower pace of origination activity in the quarter ended March 31, 2026; however, underlying credit performance remains strong and market spreads are beginning to widen. We anticipate that software deal activity will remain tempered, and we may revisit adjacent technology areas, including digital infrastructure and life sciences, where we believe we can generate attractive, less correlated returns over time. We have continued to invest in our specialty finance vehicles and joint ventures where we continue to see opportunities for higher returns that are less correlated with our core direct lending strategy.
Specifically, we invest in Credit SLF and Blue Owl Leasing and specialty financing portfolio companies, including LSI Financing 1 DAC (“LSI Financing DAC”), LSI Financing LLC (“LSI Financing LLC”), Blue Owl Cross-Strategy Opportunities 2025-1 LLC and (fka Blue Owl Cross-Strategy Opportunities LLC) (“BOCSO”). See “Specialty Financing Portfolio Companies” and “Joint Ventures.” These companies may use our capital to support acquisitions which could continue to lead to increased dividend income across well-diversified underlying portfolios.
During the first quarter of 2026 we saw a decrease in origination activity and deployed $131.6 million in new investment commitments, including $118.5 million of new investment fundings, while repayments remained steady at $978.1 million. We continue to focus on investing in upper middle-market enterprise software businesses that we view to be recession resistant given their mission-critical nature and highly contracted cash flows.
Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. As of March 31, 2026, 90.2% of our portfolio at fair value is comprised of first or second lien loans. These positions have a weighted average annual revenue of $1.09 billion, weighted average annual EBITDA of $355.9 million, and a weighted average enterprise value of $6.49 billion. As of March 31, 2026, 6.1% of our portfolio at fair value is comprised of unsecured debt and equity investments. These positions have a weighted average annual revenue of $1.97 billion and enterprise value of $10.94 billion. These statistics exclude strategic portfolio transactions, which comprise 2.1% of the book at fair value. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection and provide customized flexible solutions. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350 million (up from approximately $200 million in 2021) and average total new deal size is approximately $1.5 billion (up from approximately $600 million in 2021).
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
Our technology portfolio is managed by 40 dedicated investment professionals who assess the risks and opportunities of our prospective and existing investments, which has included those related to AI, for many years. We believe that our portfolio companies are well positioned to evolve as a result of developments in AI. We also believe that our software borrowers are well positioned to evolve as a result of developments in AI and believe that a limited portion of these investments are subject to risk of significant disruption.
Within software, we remain focused on scaled companies that offer mission-critical solutions to established customer bases across diverse industries and sectors, with strong customer retention rates and high switching costs. We intend to continue to invest in companies that offer a depth of broad, integrated solutions and product offerings across a geographic diversity and we emphasize agile, adaptable technology that enables fast integration of AI and other emerging technologies to maintain a competitive edge. Specifically, within enterprise software we currently focus on investing in application software, which represents the operating layer for core business functions; systems and infrastructure software, which is the defense layer that protects enterprise data and networks and of which cybersecurity is a large component; and fintech and payments software, which provide critical means for the global movement of capital. We believe that these categories of enterprise software play specific, functional roles that will be difficult to bypass even as technology shifts because the need for auditability, control and data integrity will remain constant and these categories of software will provide a stable layer through which new technology is governed and executed. We also intend to identify ways to participate in growth of various industries as a result of AI. In the future, we may evaluate cross-platform opportunities to invest in data center assets and AI related equipment such as graphic processing units.
The markdowns on our investments were primarily driven by credit spread widening and not a deterioration in the underlying quality of our assets. Across the portfolio we are not seeing a meaningful increase in amendment activity, requests for increased revolver borrowings, missed payments, downward movement in our watch list or other signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, although there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results. Substantially all of our payment-in-kind (“PIK”) was structured as PIK from inception and not implemented as a result of credit underperformance.

In February 2026, we sold a portion of our portfolio company investments with aggregate fair value of $344.0 million equivalent to 99.6% of par value to certain purchasers. The investments sold consisted of 98.6% first-lien investments and 1.4% unsecured investments and included investments in 60 portfolio companies across 26 industries. 98.6% of the investments sold were floating rate and 100% were 1- or 2-rated on our 5-point internal investment ratings scale. The sold assets had an average investment size of $5.7 million and a weighted average spread of 5.0% and consisted of partial sales representing approximately 13.0% of our investments in each underlying portfolio company as of December 31, 2025. As a result of the sale, we recognized a $0.5 million gain on the sale in the first quarter of 2026. We intend to use the proceeds from the loan sale agreements to repay indebtedness.
As of March 31, 2026, based on fair value, our portfolio consisted of 87.3% first lien senior debt investments (of which 55.8% we consider to be unitranche debt investments (including “last out” portions of such loans)), 3.9% second lien senior secured debt investments, 1.2% unsecured debt investments, 3.3% preferred equity investments, 2.1% specialty finance equity investments, 1.9% common equity investments and 0.3% in joint ventures.
As of March 31, 2026, our weighted average total yield of the portfolio at fair value and amortized cost was 9.0% and 8.7%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 9.3% and 9.0%, respectively. As of March 31, 2026, the weighted average spread of total debt investments was 5.1%.
As of March 31, 2026, we had investments in 175 portfolio companies with an aggregate fair value of $5.22 billion. Our current target leverage ratio is 0.90x-1.25x. As of March 31, 2026, we had net leverage of 0.79x debt-to-equity.

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
New investment commitments:
Gross originations	$131,569	$1,175,919
Less: Sell downs	—	(3,736)
Total new investment commitments	$131,569	$1,172,183
Principal amount of new investments funded:
First-lien senior secured debt investments	91,789	952,592
Second-lien senior secured debt investments	—	12,500
Unsecured debt investments	—	—
Specialty finance debt investments	—	—
Preferred equity investments	4,000	—
Common equity investments	2,241	8,754
Specialty finance equity investments	20,443	—
Joint venture investments	(16)	274
Total principal amount of new investments funded	$118,457	$974,120

Drawdowns (repayments) on revolvers and delayed draw term loans, net	$26,866	$39,326

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(1)	$(937,840)	$(777,285)
Second-lien senior secured debt investments	(33,032)	—
Unsecured debt investments	(4,780)	—
Specialty finance debt investments	—	—
Preferred equity investments	(1,085)	(25,912)
Common equity investments	—	—
Specialty finance equity investments	(1,362)	(5,380)
Total principal amount of investments sold or repaid	$(978,099)	$(808,577)

Number of new investment commitments in new portfolio companies(2)	5	27
Average new investment commitment amount in new portfolio companies(2)	$21,976	$35,748
Weighted average term for new debt investment commitments (in years)	5.4	6.0
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—%	—%
Weighted average interest rate of new debt investment commitments(3)	8.1%	8.6%
Weighted Average Spread over Applicable Base Rate of New Debt Investment Commitments at Floating Rates	4.4%	4.3%
_______________
(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.68% and 4.29% as of March 31, 2026 and 2025, respectively.

The table below presents our investments at amortized cost and fair value as of the following periods:

	As of March 31, 2026		As of December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$4,677,079	$4,557,893	$5,488,669	$5,484,795
Second-lien senior secured debt investments	253,123	201,125	283,730	267,441
Unsecured debt investments	62,534	62,454	66,248	66,531
Preferred equity investments	182,633	171,367	177,173	173,230
Common equity investments	90,882	100,585	80,256	101,617
Specialty finance equity investments	105,282	108,651	86,202	89,389
Joint Ventures	16,512	15,294	24,325	24,133
Total Investments	$5,388,045	$5,217,369	$6,206,603	$6,207,136
_______________
(1)We consider 56% and 51% of first-lien senior secured debt investments to be unitranche loans as of March 31, 2026 and December 31, 2025, respectively.

We use GICS for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of March 31, 2026	As of December 31, 2025
Aerospace & Defense	1.3%	1.3%
Airlines	0.2	0.3
Application Software	16.1	15.6
Asset Based Lending and Fund Finance(2)	0.9	0.4
Banks	0.4	0.7
Beverages	0.2	0.2
Buildings & Real Estate	1.9	1.9
Building Products	0.1	0.1
Capital Markets	1.0	1.0
Commercial Services & Supplies	1.4	1.4
Construction & Engineering	0.2	0.2
Consumer Finance	0.6	0.5
Containers & Packaging	0.3	0.4
Diversified Consumer Services	2.3	2.9
Diversified Financial Services	7.4	7.8
Diversified Telecommunication Services(1)	—	0.0
Entertainment	1.2	1.1
Equity Real Estate Investment Trusts (REITs)	1.8	1.6
Food & Staples Retailing	2.6	2.3
Food Products	0.3	0.3
Health Care Equipment & Supplies	3.4	3.0
Health Care Providers & Services	4.2	6.1
Health Care Technology	12.8	12.4
Hotels, Restaurants & Leisure	0.7	0.7
Household Products	0.1	0.3
Industrial Conglomerates	0.8	0.8
Insurance	5.0	5.4
Internet & Direct Marketing Retail	0.6	0.5
IT Services	5.4	5.0
Joint Ventures(4)	0.3	0.4
Life Sciences Tools & Services	2.4	2.1
Machinery	0.3	0.6
Media	0.5	0.6
Multiline Retail	0.3	0.3
Pharmaceuticals(3)	1.4	1.2
Professional Services	6.0	5.7
Real Estate Management & Development	0.7	0.8
Specialty Retail	1.0	0.8
Systems Software	13.1	12.6
Water Utilities	0.3	0.2
Wireless Telecommunication Services	0.5	0.5
Total	100.0%	100.0%
_______________
(1)As of March 31, 2026 and December 31, 2025, our investment balance is insignificant (if applicable).
(2)Includes investment in BOCSO. See “Note 3 — Agreements and Related Party Transactions” to our consolidated financial statements included in this Quarterly Report for more information regarding BOCSO.

(3)Includes investments in LSI Financing DAC and LSI Financing LLC. See “Note 3 — Agreements and Related Party Transactions” to our consolidated financial statements included in this Quarterly Report for more information regarding LSI Financing DAC and LSI Financing LLC.
(4)Includes equity investments in Credit SLF and Blue Owl Leasing. See “Note 4 — Investments” to our consolidated financial statements included in this Quarterly Report for more information regarding Credit SLF and Blue Owl Leasing.
We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.
The table below presents investments by geographic composition based on fair value as of the following periods:

	As of March 31, 2026	As of December 31, 2025
United States:
Midwest	12.8%	13.7%
Northeast	21.6	21.0
South	30.6	31.4
West	24.5	24.2
Canada	3.1	3.0
United Kingdom	4.3	4.1
Other international	3.1	2.6
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	As of March 31, 2026	As of December 31, 2025
Weighted average total yield of portfolio(1)	9.0%	8.7%
Weighted average total yield of debt and income producing securities(1)	9.3%	9.0%
Weighted average interest rate of debt securities	8.7%	8.7%
Weighted average spread over base rate of all floating rate investments	4.9%	5.1%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Technology Lending Investment Committee. As of March 31, 2026, one of our portfolio companies is on non-accrual. Our average annual gain/(loss) ratio is 0.03%.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of March 31, 2026		As of December 31, 2025
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$476,224	9.1%	$699,497	11.3%
2	4,379,210	84.0%	5,137,529	82.8%
3	349,892	6.7%	354,593	5.7%
4	12,043	0.2%	15,517	0.2%
5	—	—%	—	—%
Total	$5,217,369	100.0%	$6,207,136	100.0%

The table below presents the amortized cost of our performing and non-accrual investments as of the following periods:

	As of March 31, 2026				As of December 31, 2025
($ in thousands)	Amortized Cost	Percentage	Fair Value	Percentage	Amortized Cost	Percentage	Fair Value	Percentage
Performing	$5,368,845	99.6%	$5,205,326	99.8%	$6,187,767	99.7%	$6,191,619	99.8%
Non-accrual	19,200	0.4%	12,043	0.2%	18,836	0.3%	15,517	0.2%
Total	$5,388,045	100.0%	$5,217,369	100.0%	$6,206,603	100.0%	$6,207,136	100.0%
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
Specialty Financing Portfolio Companies
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment in LSI Financing DAC. As of March 31, 2026, the fair value of our investment in LSI Financing DAC was $2.7 million and our total commitment was $2.7 million. We do not consolidate our equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. On November 25, 2024, we redeemed a portion of our interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of March 31, 2026, the fair value of our investment in LSI Financing LLC was $60.6 million and our total commitment was $87.6 million. We do not consolidate our equity interest in LSI Financing LLC.
BOCSO was formed to invest in alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of March 31, 2026, the portfolio consists of five investments totaling $1.0 billion at cost and fair value, respectively, and ranging in cost from $24.9 million to $379.6 million and with a fair value ranging from $24.7 million to $378.0 million. The largest investment is 37% of the total cost of BOCSO’s portfolio. As of March 31, 2026, the portfolio asset class composition was 66% ABF – Specialty Finance, 32% ABF – Leasing, and 2% ABF – Commercial Real Estate. We do not consolidate our equity interest in BOCSO.
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
Refer to Exhibit 99.1 for the Credit SLF Supplemental Financial Information.
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
Refer to Exhibit 99.2 for the Blue Owl Leasing Supplemental Financial Information.

Results of Operations
The table below presents our operating results for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change
Total Investment Income	$135,076	$141,586	$(6,510)
Less: Net operating expenses	(71,712)	(66,611)	(5,101)
Net Investment Income (Loss) Before Taxes	$63,364	$74,975	$(11,611)
Less: Excise taxes	—	—	—
Net Investment Income (Loss) After Taxes	$63,364	$74,975	$(11,611)
Net change in unrealized gain (loss)	(167,691)	(24,505)	(143,186)
Net realized gain (loss)	(571)	(2,466)	1,895
Net Increase (Decrease) in Net Assets Resulting from Operations	$(104,898)	$48,004	$(152,902)
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of investment originations and exit activity, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three months ended March 31, 2026, our net asset value per share decreased from $10.38 to $9.82, primarily driven by a decrease in the fair value of certain debt and equity investments due to current market conditions.
Investment Income
The table below presents investment income for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change
Interest income	$118,335	$127,363	$(9,028)
PIK interest income	7,872	6,220	1,652
PIK dividend income	4,534	4,283	251
Dividend income	3,124	1,402	1,722
Other income	1,211	2,318	(1,107)
Total Investment Income	$135,076	$141,586	$(6,510)
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interest obtained in connection with originated loans, such as options, warrants, or conversion rights.
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Investment income decreased by $6.5 million for the three months ended March 31, 2026, primarily due to a decrease in interest income as a result of a decrease in the weighted average interest rate of debt securities from 9.7% to 8.7% from March 31, 2025 to March 31, 2026. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Fees and accelerated amortization received from unscheduled paydowns decreased by $5.5 million period-over-period to $3.6 million driven by a decreased level of repayment related activity in the current year period. PIK interest represented approximately 5.8% and 4.4% of investment income for the three months ended March 31, 2026 and 2025, respectively. PIK dividend income represented approximately 3.4% and 3.0% of investment income for the three months ended March 31, 2026 and 2025, respectively. PIK dividend income increased by $0.3 million remaining relatively flat period-over-period. Dividend income increased by $1.7 million, driven by an increase in our portfolio of dividend income-producing investments as a result of growth in the portfolio of strategic equity investments in BOCSO and LSI Financing LLC. Other income decreased by $1.1 million period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses
The table below presents expenses for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change
Offering costs	$310	$814	$(504)
Interest expense	47,185	41,076	6,109
Management fees	10,275	9,629	646
Capital gains incentive fees	—	(1,337)	1,337
Performance based incentive fees	9,051	10,521	(1,470)
Professional fees	1,308	2,063	(755)
Directors' fees	322	399	(77)
Shareholder servicing fees	1,758	1,668	90
Other general and administrative	1,503	1,778	(275)
Total Operating Expenses	$71,712	$66,611	$5,101
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Total operating expenses, increased by $5.1 million for the three months ended March 31, 2026, primarily due to an increase in interest expense of $6.1 million, partially offset by a decrease in performance based incentive fees of $1.5 million and a $1.3 million reversal in capital gains incentive fees driven by unrealized depreciation in our investments in the prior year period. The increase in interest expense was driven by an increase in average daily borrowings to $2.9 billion from $2.3 billion, partially offset by a decrease in the average interest rate to 6.3% from 6.9%, period-over-period. The decrease in incentive fees was due to lower pre-incentive fee net investment income driven by an increase in asset sales, a decrease in accelerated amortization received from unscheduled paydowns and higher interest expense. The increase in total operating expenses was partially offset by a decrease in other expenses of $2.0 million primarily related to reimbursements made under the Expense Deferral Agreement during the three months ended March 31, 2025. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period-over-period.
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
For the three months ended March 31, 2026 and 2025, we recorded no U.S. federal excise tax expense, respectively.

Net Change in Unrealized Gains (Loss) on Investments
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The table below presents the composition of the net change in unrealized gains (losses) for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change
Net change in unrealized gain (loss) on investments	$(166,393)	$(24,715)	$(141,678)
Net change in translation of assets and liabilities in foreign currencies	(1,298)	210	(1,508)
Net Change in Unrealized Gain (Loss)	$(167,691)	$(24,505)	$(143,186)
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
The net change in unrealized loss was primarily driven by a decrease in the fair value of certain debt and equity investments due to current market conditions.
The table below presents the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Three Months Ended March 31, 2026	Portfolio Company	For the Three Months Ended March 31, 2025
($ in thousands)		($ in thousands)
Barracuda Parent, LLC	$(31,334)	Central Parent Inc. (dba CDK Global Inc.)	$(5,106)
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	(15,262)	Barracuda Networks, Inc.	(4,774)
Elliott Alto Co-Investor Aggregator L.P.	(6,765)	Blackhawk Network Holdings, Inc.	(3,139)
Central Parent Inc. (dba CDK Global Inc.)	(5,245)	Boxer Parent Company Inc. (f/k/a BMC)	(1,813)
Zoro TopCo, L.P.	(5,071)	Kaseya Inc.	(1,488)
Storable, Inc.	(4,686)	Asurion, LLC	(1,331)
Project Alpha Intermediate Holding, Inc. (dba Qlik)	(4,671)	Athenahealth Group Inc.	(1,128)
Delta TopCo, Inc. (dba Infoblox, Inc.)	(4,490)	Storable, Inc.	(868)
Project Hotel California Co-Invest Fund, L.P.	(4,413)	Sovos Compliance, LLC	(838)
Nscale Global Holdings Limited	4,607	Ivanti Software, Inc.	3,386
Remaining Portfolio Companies	(89,063)	Remaining Portfolio Companies	(7,616)
Total	$(166,393)	Total	$(24,715)
Net Realized Gains (Losses) on Investments
The table below presents the change to the realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change
Net realized gain (loss) on investments	$(640)	(2,435)	$1,795
Net realized gain (loss) on foreign currency transactions	69	(31)	100
Net Realized Gain (Loss)	$(571)	(2,466)	$1,895

For the three months ended March 31, 2026, we recognized net realized losses on investments of $0.6 million, as compared to losses of $2.4 million in the prior year period, primarily driven by the full or partial sales of investments.
The table below presents the largest contributors to the change in net realized gain (loss) on investments for the following periods:

Portfolio Company	For the Three Months Ended March 31, 2026
($ in thousands)
Boxer Parent Company Inc. (f/k/a BMC)	$(464)
Access CIG, LLC	(458)
Blackhawk Network Holdings, Inc.	(96)
Vital Bidco AB (dba Vitamin Well)	74
Aerosmith Bidco 1 Limited (dba Audiotonix)	99
XPLOR T1, LLC	351
Asurion, LLC	441
Remaining Portfolio Companies	(587)
Total	$(640)

Portfolio Company	For the Three Months Ended March 31, 2025
($ in thousands)
Ivanti Software, Inc.	$(2,762)
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	257
Remaining Portfolio Companies	70
Total	$(2,435)
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
In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material. As of March 31, 2026 and December 31, 2025, our asset coverage ratio was 217% and 223%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitment we are required to fund. Our current target ratio is 0.90x-1.25x. For the three months ended March 31, 2026, our weighted average cost of debt was 6.6%.
As of March 31, 2026, cash, taken together with our available debt capacity is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash need will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future. As of March 31, 2026, we had $976.5 million available under our credit facilities.

As of March 31, 2026, we had $149.1 million in cash, including foreign cash. For the three months ended March 31, 2026, $902.2 million in cash was provided by operating activities, primarily as a result of funding portfolio investments of $72.4 million offset by sell downs and repayments of $904.9 million and other operating activity of $69.7 million. Lastly, cash used in financing activities was $906.3 million during the period, which was the result of proceeds from gross borrowings on our credit facilities of $590.0 million, offset by repayments on our credit facilities of $1.02 billion and $96.6 million of proceeds from issuance of common shares partially offset by $533.2 million of share repurchases and $38.3 million of distributions to shareholders.
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
The tables below present transactions with respect to shares of our common stock for the following periods:

	For the Three Months Ended March 31, 2026
	S		D		I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	1,632,193	$16,671	16,885	$175	2,883,115	$29,648	4,532,193	$46,494
Shares/gross proceeds from the private placements	—	—	—	—	4,942,549	50,238	4,942,549	50,238
Share transfer between classes(1)	(909,415)	(9,141)	—	—	909,415	9,141	—	—
Reinvestment of distributions	909,769	9,282	13,503	138	2,055,403	20,987	2,978,675	30,407
Repurchased shares	(13,988,101)	(143,159)	(1,032,371)	(10,691)	(53,592,440)	(548,692)	(68,612,912)	(702,542)
Total shares/gross proceeds	(12,355,554)	(126,347)	(1,001,983)	(10,378)	(42,801,958)	(438,678)	(56,159,495)	(575,403)
Sales load	—	(86)	—	—	—	—	—	(86)
Total Shares/Net Proceeds	(12,355,554)	$(126,433)	(1,001,983)	$(10,378)	(42,801,958)	$(438,678)	(56,159,495)	$(575,489)
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

	For the Three Months Ended March 31, 2025
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
The changes to our offering price per share since the commencement of our continuous public offering and associated effective dates of such changes were as follows:

	For the Three Months Ended March 31, 2026
	S			D			I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2026	$10.38	$—	$10.38	$10.38	$—	$10.38	$10.38	$—	$10.38
February 2, 2026	$10.27	$—	$10.27	$10.27	$—	$10.27	$10.27	$—	$10.27
March 2, 2026	$9.97	$—	$9.97	$9.97	$—	$9.97	$9.97	$—	$9.97
_______________
(1)Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2)Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

	For the Three Months Ended March 31, 2025
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
The tables below present cash distributions per share that were declared for the following periods:

For the Three Months Ended March 31, 2026
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(2)	Distribution Amount(3)
($ in thousands, except per share amounts)				S	D	I
November 4, 2025	January 30, 2026	February 25, 2026	$0.074775	$5,481	$79	$16,003
February 18, 2026	February 27, 2026	March 30, 2026	0.074775	5,570	80	16,392
February 18, 2026	March 31, 2026	April 28, 2026	0.074775	5,286	78	15,635
		Total	$0.224325	$16,337	$237	$48,030
_______________
(1)On February 18, 2026, the Company’s board of directors declared a distribution of $0.074775 per share, payable on or before May 31, 2026, to the shareholders of record as of April 30, 2026.
(2)Distributions per share are gross of shareholder servicing fees.
(3)Distribution amounts are presented net of shareholder servicing fees.

For the Three Months Ended March 31, 2025
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
The tables below present the source of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock for the following periods:

	For the Three Months Ended March 31, 2026
	S		D		I		Total
Source of Distribution	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount	Per Share(1)	Amount
($ in thousands, except per share amounts)
Net investment income(2)(3)	$0.216403	$16,069	$0.192516	$218	$0.213157	$47,077	$0.213956	$63,364
Excess (undistributed)	0.007922	268	0.031809	19	0.011168	953	0.010369	1,240
Total	$0.224325	$16,337	$0.224325	$237	$0.224325	$48,030	$0.224325	$64,604
_______________
(1)Distributions per share are gross of shareholder servicing fees.
(2)Net investment income per share is gross of shareholder servicing fees.
(3)The per share data was derived using actual shares outstanding at the date of the relevant transaction.

	For the Three Months Ended March 31, 2025
Source of Distribution(2)	Per Share(1)	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.242969	$74,975	102.0%
Net realized gain (loss) on investments	—	—	—%
Excess (undistributed)	0.001356	(1,513)	(2.0)%
Total	$0.244325	$73,462	100.0%
_______________
(1)Distributions per share are gross of shareholder servicing fees.
(2)Data in this table is presented on a consolidated basis. Refer to “Note 12 — Financial Highlights” to our consolidated financial statements included in this Quarterly Report for amounts by share class.
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
Any periodic repurchase offers are subject in part to our available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While we intend to continue to conduct periodic repurchase offers as described above, we are not required to do so and may suspend or terminate the share repurchase program at any time. Refer to “Recent Developments — Shares Repurchases” for additional details on our tender offers.
The tables below present our share repurchase activity as of the following periods:

For the Three Months Ended March 31, 2026
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
November 26, 2025	I	January 8, 2026	$415,464	$10.38	40,025,443
November 26, 2025	S	January 8, 2026	107,456	10.38	10,352,290
November 26, 2025	D	January 8, 2026	10,259	10.38	988,298
February 27, 2026	I	March 31, 2026	133,228	9.82	13,566,997
February 27, 2026	S	March 31, 2026	35,703	9.82	3,635,811
February 27, 2026	D	March 31, 2026	432	9.82	44,073
Total			$702,542		68,612,912

For the Three Months Ended March 31, 2025
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
February 26, 2025	I	March 31, 2025	$82,728	$10.34	8,000,727
February 26, 2025	S	March 31, 2025	15,662	10.34	1,514,802
February 26, 2025	D	March 31, 2025	147	10.34	14,197
Total			$98,537		9,529,726
Debt
As of March 31, 2026, we had in place an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”), as well as special purpose vehicle asset credit facilities, a CLO, and unsecured notes and in the future we may enter into additional borrowing arrangements of these types. See “Note 5 — Debt” to our consolidated financial statements included in this Quarterly Report.
Aggregate Borrowings
The tables below present our debt obligations as of the following periods:

	As of March 31, 2026
($ in thousands)	Maturity Date	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	October 19, 2029	$1,050,000	$301,304	$734,626	$(7,239)	$294,065
SPV Asset Facility I	May 7, 2029	750,000	474,000	56,313	(5,216)	468,784
SPV Asset Facility II	October 10, 2029	500,000	270,250	30,194	(3,358)	266,892
SPV Asset Facility III	February 16, 2035	550,000	350,000	34,129	(6,752)	343,248
SPV Asset Facility IV	December 1, 2034	750,000	461,500	121,226	(5,261)	456,239
Athena CLO III	April 20, 2036	270,000	270,000	—	(2,113)	267,887
Series 2023A Notes	July 6, 2026	100,000	100,000	—	(107)	99,893
Series 2023B-A Notes	January 15, 2029	100,000	100,000	—	(507)	99,493
Series 2023B-B Notes	January 15, 2027	75,000	75,000	—	(224)	74,776
Total Debt		$4,145,000	$2,402,054	$976,488	$(30,777)	$2,371,277
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.

	As of December 31, 2025
($ in thousands)	Maturity Date	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility	October 19, 2029	$1,050,000	$294,565	$755,435	$(7,735)	$286,830
SPV Asset Facility I	May 7, 2029	750,000	497,000	66,742	(5,626)	491,374
SPV Asset Facility II	October 10, 2029	500,000	320,250	78,842	(3,589)	316,661
SPV Asset Facility III	February 16, 2035	550,000	550,000	—	(6,929)	543,071
SPV Asset Facility IV	December 1, 2034	750,000	629,500	53,978	(5,840)	623,660
Athena CLO III	April 20, 2036	270,000	270,000	—	(2,188)	267,812
Series 2023A Notes	July 6, 2026	100,000	100,000	—	(207)	99,793
Series 2023B-A Notes	January 15, 2029	100,000	100,000	—	(552)	99,448
Series 2023B-B Notes	January 15, 2027	75,000	75,000	—	(293)	74,707
Total Debt		$4,145,000	$2,836,315	$954,997	$(32,959)	$2,803,356
_______________
(1)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Interest expense	$44,740	$39,391
Amortization of debt issuance costs	2,445	1,685
Total Interest Expense	$47,185	$41,076

Average interest rate(1)	6.3%	6.9%
Average daily borrowings(1)	$2,850,669	$2,278,174
______________
(1)Averages are calculated based on annualized amounts.
Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
March 31, 2026 (Unaudited)	$301.3	$2,169.5	—	N/A
December 31, 2025	294.6	2,234.4	—	N/A
December 31, 2024	500.0	2,277.1	—	N/A
December 31, 2023	541.4	2,353.7	—	N/A
December 31, 2022	415.2	1,958.8	—	N/A
December 31, 2021	—	—	—	N/A
SPV Asset Facility I
March 31, 2026 (Unaudited)	$474.0	$2,169.5	—	N/A
December 31, 2025	497.0	2,234.4	—	N/A
December 31, 2024	445.0	2,277.1	—	N/A
December 31, 2023	550.0	2,353.7	—	N/A
December 31, 2022	614.0	1,958.8	—	N/A
December 31, 2021	—	—	—	N/A
SPV Asset Facility II
March 31, 2026 (Unaudited)	$270.3	$2,169.5	—	N/A
December 31, 2025	320.3	2,234.4	—	N/A
December 31, 2024	475.0	2,277.1	—	N/A
December 31, 2023	—	2,353.7	—	N/A
SPV Asset Facility III
March 31, 2026 (Unaudited)	$350.0	$2,169.5	—	N/A
December 31, 2025	550.0	2,234.4	—	N/A
December 31, 2024	315.0	2,277.1	—	N/A
SPV Asset Facility IV
March 31, 2026 (Unaudited)	$461.5	$2,169.5	—	N/A
December 31, 2025	629.5	2,234.4	—	N/A
Athena CLO III
March 31, 2026 (Unaudited)	$270.0	$2,169.5	—	N/A
December 31, 2025	270.0	2,234.4	—	N/A
December 31, 2024	270.0	2,277.1	—	N/A
Series 2023A Notes

March 31, 2026 (Unaudited)	$100.0	$2,169.5	—	N/A
December 31, 2025	100.0	2,234.4	—	N/A
December 31, 2024	100.0	2,277.1	—	N/A
December 31, 2023	100.0	2,353.7	—	N/A
Series 2023B-A Notes
March 31, 2026 (Unaudited)	$100.0	$2,169.5	—	N/A
December 31, 2025	100.0	2,234.4	—	N/A
December 31, 2024	100.0	2,277.1	—	N/A
December 31, 2023	100.0	2,353.7	—	N/A
Series 2023B-B Notes
March 31, 2026 (Unaudited)	$75.0	$2,169.5	—	N/A
December 31, 2025	75.0	2,234.4	—	N/A
December 31, 2024	75.0	2,277.1	—	N/A
December 31, 2023	75.0	2,353.7	—	N/A
Promissory Note(5)
December 31, 2021	$—	$—	—	N/A
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

($ in thousands)	As of March 31, 2026	As of December 31, 2025
Revolving loan commitments	$311,527	$364,759
Delayed draw loan commitments	370,107	459,339
Debt commitments	$681,634	$824,098

Total unfunded specialty finance equity commitments	$30,688	$31,038
Total unfunded other equity commitments	3,289	3,977
Common equity commitments	$33,977	$35,015

Total Unfunded Commitments	$715,611	$859,113
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of March 31, 2026, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The table below presents the total amount of organization and offering costs, inclusive of organization and offering costs deferred under the expense deferral agreement, incurred by the Adviser and its affiliates since inception and charged to us as of the following dates:

	As of March 31, 2026	As of December 31, 2025
($ in thousands)
Organizational and offering costs incurred by the Adviser	$4,936	$4,936
Organizational and offering costs charged to the Company(1)	4,936	4,936
_______________
(1)As of March 31, 2026, $3.8 million relates to offering costs and $1.1 million relates to organizational costs. The organizational costs were incurred by the Adviser prior to the Company meeting the first installment of the Expense Deferral Agreement. The organizational costs were subsequently incurred in the Consolidated Statements of Operations as professional fees and other general and administrative as the Company met the expense deferral installments applicable for those periods.
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
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2026, management were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Expense Deferral Agreement
Our Adviser has agreed to incur and pay certain expenses pursuant to the Expense Deferral Agreement prior to April 30, 2023. We will be obligated to reimburse the aggregate amount of expenses previously paid by the Adviser in eighteen equal installments, upon meeting specified conditions.

The table below presents the total amount of expenses incurred by the Adviser on our behalf and as of the following periods:

	As of March 31, 2026	As of December 31, 2025
($ in thousands)
Expenses incurred by the Adviser	$7,679	$7,679
Organizational and offering costs incurred by the Adviser	4,299	4,299
Total Expenses Incurred by the Adviser	$11,978	$11,978
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
The table below presents the amounts, the number of installments and the amount we became obligated to reimburse the Adviser for the following periods:

	For the Three Months Ended March 31,
	2026	2025
($ in thousands)
Number of installments met by the Company	—	3

Expenses reimbursed to the Adviser	$—	$1,428
Organizational and offering costs reimbursed to the Adviser	—	568
Total Expense Reimbursed to the Adviser	$—	$1,996
As of March 31, 2025, we met the final installment under the expense deferral agreement and there were no expenses remaining. See “Note 3 —Agreements and Related Party Transactions” to our consolidated financial statements included in this Quarterly Report.

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
Additionally, we invest in Credit SLF and Blue Owl Leasing, which are controlled affiliated investments, as defined in the 1940 Act and we invest in LSI Financing 1 DAC, LSI Financing LLC and BOCSO, which are non-controlled affiliated investments, as defined in the 1940 Act. Refer to “Note 3 — Agreements and Related Party Transactions” and “Note 4 — Investments” to our consolidated financial statements included in this Quarterly Report for more information regarding BOCSO.
Critical Accounting Policies
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in our Form 10-K for the fiscal year ended December 31, 2025 in “ITEM 1A. - RISK FACTORS.”
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
We apply the practical expedient provided by the ASC Topic 820 relating to investments in certain entities that calculate net asset value per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate net asset value (“NAV”) per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820.
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
Recent Developments
Distribution
On May 05, 2026, our Board approved a distribution of $0.074775 per share, payable on or before June 30, 2026, to the shareholders of record as of May 29, 2026, a distribution of $0.074775 per share, payable on or before July 31, 2026, to the shareholders of record as of June 30, 2026, and a distribution of $0.074775 per share, payable on or before August 31, 2026, to the shareholders of record as of July 31, 2026.
Raise Proceeds
Subsequent to March 31, 2026 and through May 11, 2026, we have issued approximately 158,350 shares of our Class S common stock and approximately 471,164 shares of our Class I common stock and have raised total gross proceeds of approximately $1.6 million and $4.6 million, respectively.
Share Repurchases
Pursuant to an offer to purchase dated February 27, 2026, the Company offered to purchase shares of their issued and outstanding Class S common stock, Class D common stock and Class I common stock representing up to 5.00% of the aggregate number of the

Company’s shares of common stock outstanding as of December 31, 2025 at a purchase price per share equal to the net offering price per share, as of March 31, 2026.
The offer expired at 7:00 P.M., Eastern Time, on March 31, 2026, and approximately 25,283,289 shares of Class S common stock, 306,485 shares of Class D common stock and 94,344,361 shares of Class I common stock were validly tendered and not withdrawn pursuant to the offer to purchase as of such date, which represents 40.4% of the aggregate number of the Company’s shares outstanding as of December 31, 2025, adjusted for the $533 million tender paid in January 2026.
On April 23, 2026, we determined that, as of March 31, 2026, the net offering prices per share of our shares of Class S common stock, Class D common stock and Class I common stock were $9.82 per share, $9.82 per share and $9.82 per share, respectively. We accepted for purchase 3,635,811 shares of Class S common stock, 44,073 shares of Class D common stock and 13,566,997 shares of Class I common stock on a pro rata basis based on the number of tendered shares for approximately $35,703,664, $432,801 and $133,227,907, respectively, representing 14.380% of the shares of our common stock that were validly tendered and not withdrawn prior to the expiration of the offer. The aggregate purchase price for all shares repurchased pursuant to the offer was approximately $169,364,372.
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2026 and December 31, 2025, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
As of March 31, 2026, 97.9% of our debt investments based on fair value were floating rates and the majority of our debt investments have a floor of 0.8%. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 0.7%. The Revolving Credit Facility and our special purpose vehicle asset credit facilities bear interest at variable interest rates with an interest rate floor of 0.00%. The Series 2023B Notes bear interest at variable rates with a floor of 1.00%. The Series 2023A Notes bears interest at a fixed rate. Athena CLO III bears interest at fixed and variable rates.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$148,161	$68,912	$79,249
Up 200 basis points	98,774	45,941	52,833
Up 100 basis points	49,387	22,971	26,416
Down 100 basis points	(49,387)	(22,971)	(26,416)
Down 200 basis points	(98,353)	(45,941)	(52,412)
Down 300 basis points	(141,795)	(68,356)	(73,439)
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

Item 1A. Risk Factors.
In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our annual report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition, and/or operating results. The risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2025, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares issued pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC.
In order to satisfy the reinvestment portion of our dividends for the three months ended March 31, 2026, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class
January 28, 2026	December 31, 2025	297,915	$10.38	Class S
January 28, 2026	December 31, 2025	4,433	10.38	Class D
January 28, 2026	December 31, 2025	737,617	10.38	Class I
February 25, 2026	January 31, 2026	300,881	10.27	Class S
February 25, 2026	January 31, 2026	4,436	10.27	Class D
February 25, 2026	January 31, 2026	640,815	10.27	Class I
March 30, 2026	February 28, 2026	310,973	9.97	Class S
March 30, 2026	February 28, 2026	4,634	9.97	Class D
March 30, 2026	February 28, 2026	676,971	9.97	Class I
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
The table below presents our share repurchase activity for the three months ended March 31, 2026:

Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share and share amounts)
November 26, 2025	I	January 8, 2026	$415,464	$10.38	40,025,443
November 26, 2025	S	January 8, 2026	107,456	10.38	10,352,290
November 26, 2025	D	January 8, 2026	10,259	10.38	988,298
February 27, 2026	I	March 31, 2026	133,228	9.82	13,566,997
February 27, 2026	S	March 31, 2026	35,703	9.82	3,635,811
February 27, 2026	D	March 31, 2026	432	9.82	44,073

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibits
3.1	Third Articles of Amendment and Restatement, dated June 24, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 26, 2024).
3.2	Third Amended and Restated Bylaws, dated November 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 9, 2023).
21.1*	Subsidiary List
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Supplemental Financial Information (Unaudited) of Blue Owl Credit SLF LLC for and as of three months ended March 31, 2026.
99.2*	Supplemental Financial Information (Unaudited) of Blue Owl Leasing LLC for and as of three months ended March 31, 2026.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Technology Income Corp.

Date: May 11, 2026	By:	/s/ Craig W. Packer
Craig W. Packer Chief Executive Officer

Date: May 11, 2026	By:	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Chief Operating Officer