Form 10-Q
period 2026-06-30
Blue Owl Technology Income Corp.
filed 2026-08-06
CIK 1869453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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

As of August 3, 2026, the registrant had 76,755,389, 180,707 and 202,823,216 shares of Class S, Class D and Class I common stock, $0.01, par value per share, outstanding, respectively. Common shares outstanding exclude subscriptions received as of August 3, 2026, for which the issuance price is not yet finalized.

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
•risks associated with the demand for liquidity under our share repurchase program and the continued approval of quarterly tender offers by the Board;
•our ability to qualify for and maintain our tax treatment as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”);
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Blue Owl Technology Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	As of June 30, 2026 (Unaudited)	As of December 31, 2025
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $5,145,111 and $6,096,076, respectively)	$4,927,818	$6,093,614
Non-controlled, affiliated investments (amortized cost of $93,025 and $86,202, respectively)	97,207	89,389
Controlled, affiliated investments (amortized cost of $32,063 and $24,325, respectively)	31,888	24,133
Total investments at fair value (amortized cost of $5,270,199 and $6,206,603, respectively)	5,056,913	6,207,136
Cash	105,307	143,140
Foreign cash (cost of $3,376 and $9,933, respectively)	3,333	10,085
Interest and dividend receivable	35,388	36,096
Prepaid expenses and other assets	2,745	98,932
Total Assets	$5,203,686	$6,495,389
Liabilities
Debt (net of unamortized debt issuance costs of $28,583 and $32,959, respectively)	$2,306,032	$2,803,356
Distribution payable	20,281	25,104
Tender offer payable	140,056	—
Management fee payable	2,958	3,624
Incentive fee payable	8,241	10,485
Payable for investments purchased	—	40,297
Payables to affiliates	2,012	3,283
Accrued expenses and other liabilities	22,788	29,092
Total Liabilities	2,502,368	2,915,241
Commitments and contingencies (Note 8)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 76,679,570 and 90,973,724 issued and outstanding, respectively	767	910
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 179,836 and 2,059,316 issued and outstanding, respectively	2	21
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 201,677,841 and 251,904,595 shares issued and outstanding, respectively	2,017	2,519
Additional paid-in-capital	2,853,493	3,527,098
Accumulated undistributed (overdistributed) earnings	(154,961)	49,600
Total Net Assets	2,701,318	3,580,148
Total Liabilities and Net Assets	$5,203,686	$6,495,389
Net Asset Value Per Class S Share	$9.70	$10.38
Net Asset Value Per Class D Share	$9.70	$10.38
Net Asset Value Per Class I Share	$9.70	$10.38
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$105,037	$128,457	$223,372	$255,820
Payment-in-kind (“PIK”) interest income	7,596	6,828	15,468	13,048
PIK dividend income	4,381	4,618	8,915	8,901
Dividend income	237	13	239	870
Other income	1,317	1,434	2,528	3,752
Total investment income from non-controlled, non-affiliated investments	118,568	141,350	250,522	282,391
Investment income from non-controlled, affiliated investments:
Dividend income	3,260	421	6,061	939
Total investment income from non-controlled, affiliated investments	3,260	421	6,061	939
Investment income from controlled, affiliated investments:
Dividend income	397	66	718	93
Total investment income from controlled, affiliated investments	397	66	718	93
Total Investment Income	122,225	141,837	257,301	283,423
Operating Expenses
Offering costs	234	365	544	1,179
Interest expense	41,576	43,025	88,761	84,101
Management fees, net(1)	8,968	10,227	19,243	19,856
Capital gains incentive fees	—	—	—	(1,337)
Performance based incentive fees	8,241	10,428	17,292	20,949
Professional fees	2,000	1,583	3,308	3,646
Directors' fees	323	260	645	659
Shareholder servicing fees	1,652	1,825	3,410	3,493
Other general and administrative	1,547	1,126	3,050	2,904
Total Operating Expenses	64,541	68,839	136,253	135,450
Net Investment Income (Loss) Before Taxes	57,684	72,998	121,048	147,973
Income tax expense (benefit), including excise tax expense (benefit)	—	—	—	—
Net Investment Income (Loss) After Taxes	$57,684	$72,998	$121,048	$147,973
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(39,600)	$11,539	$(207,029)	$(13,327)
Non-controlled, affiliated investments	814	2	995	197
Controlled, affiliated investments	(839)	3	16	(41)
Translation of assets and liabilities in foreign currencies and other transactions	448	(1,290)	(850)	(1,080)
Total Net Change in Unrealized Gain (Loss)	(39,177)	10,254	(206,868)	(14,251)
Net realized gain (loss):
Non-controlled, non-affiliated investments	9,283	97	8,643	(2,338)
Foreign currency transactions	(162)	1,753	(93)	1,722
Total Net Realized Gain (Loss)	9,121	1,850	8,550	(616)
Total Net Realized and Change in Unrealized Gain (Loss)	(30,056)	12,104	(198,318)	(14,867)
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$27,628	$85,102	$(77,270)	$133,106

Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$6,415	$20,323	$(23,196)	$30,819
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock	$22	$466	$(356)	$717
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$21,191	$64,313	$(53,718)	$101,570
Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.08	$0.25	$(0.29)	$0.39
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	79,233,053	82,517,692	80,780,475	79,039,491
Earnings Per Share - Basic and Diluted of Class D Common Stock(2)	$0.12	$0.26	$(0.53)	$0.42
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	188,688	1,765,605	675,731	1,693,430
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.10	$0.27	$(0.25)	$0.43
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	212,049,664	241,165,082	216,428,556	236,327,342
_____________
(1)Refer to “Note 3 — Agreements and Related Party Transactions” for additional details on management fee waiver.
(2)On April 2, 2026, approximately 80% of the outstanding Class D shares were converted into Class I shares. As a result, the weighted average Class D shares outstanding used in the calculation of earnings per share (“EPS”), for the six months ended June 30, 2026 was significantly reduced, resulting in Class D EPS for the period to appear lower than it otherwise would have absent the conversion. When calculated as the aggregate of the monthly EPS, each determined by dividing monthly increase (decrease) in net assets resulting from operations by the weighted average Class D shares outstanding for the applicable month, Class D EPS for the six months ended June 30, 2026, was $(0.25) per share.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$57,684	$72,998	$121,048	$147,973
Net change in unrealized gain (loss)	(39,177)	10,254	(206,868)	(14,251)
Net realized gain (loss)	9,121	1,850	8,550	(616)
Net Increase (Decrease) in Net Assets Resulting from Operations	27,628	85,102	(77,270)	133,106
Distributions
Class S	(15,922)	(17,473)	(32,259)	(34,290)
Class D	(39)	(403)	(276)	(789)
Class I	(46,726)	(55,661)	(94,756)	(111,920)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(62,687)	(73,537)	(127,291)	(146,999)
Capital Share Transactions
Class S:
Issuance of common shares	1,649	64,921	18,234	156,205
Share transfers between classes(1)	(1,942)	(2,368)	(11,083)	(5,465)
Repurchase of common shares	(26,765)	(16,306)	(169,924)	(31,968)
Reinvestment of shareholders' distributions	8,358	10,010	17,640	19,305
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	(18,700)	56,257	(145,133)	138,077
Class D:
Issuance of shares of common stock	—	1,660	175	3,310
Share transfers between classes(1)	(8,670)	—	(8,670)	—
Repurchase of common shares	—	—	(10,691)	(147)
Reinvestment of shareholders' distributions	53	111	191	207
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	(8,617)	1,771	(18,995)	3,370
Class I:
Issuance of shares of common stock	11,722	95,122	91,608	330,376
Share transfers between classes(1)	10,612	2,368	19,753	5,465
Repurchase of common shares	(113,291)	(130,914)	(661,983)	(213,642)
Reinvestment of shareholders' distributions	19,494	23,930	40,481	48,136
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	(71,463)	(9,494)	(510,141)	170,335
Total Increase (Decrease) in Net Assets	(133,839)	60,099	(878,830)	297,889
Net Assets, at beginning of period	$2,835,157	$3,245,870	$3,580,148	$3,008,080
Net Assets, at end of period	$2,701,318	$3,305,969	$2,701,318	$3,305,969
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

Blue Owl Technology Income Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$(77,270)	$133,106
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(182,981)	(1,328,204)
Proceeds from investments and investment repayments, net	1,162,019	672,650
Net accretion/amortization of discount/premium on investments	(7,187)	(14,838)
Payment-in-kind interest	(15,101)	(13,937)
Payment-in-kind dividends	(8,876)	(8,471)
Net change in unrealized (gain) loss on investments	206,018	13,171
Net change in unrealized (gain) loss on foreign currency forward contracts	(1,434)	—
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	2,284	1,352
Net realized (gain) loss on investments	(8,643)	2,338
Net realized (gain) loss on foreign currency transactions relating to investments	(2,827)	(1,537)
Net realized (gain) loss on foreign currency transactions relating to debt	2,963	—
Amortization of debt issuance costs	4,880	3,401
Amortization of offering costs	544	610
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	708	4,521
(Increase) decrease in prepaid expenses and other assets	96,890	(4,846)
Increase (decrease) in management fee payable	(666)	329
Increase (decrease) in incentive fee payable	(2,244)	(1,357)
Increase (decrease) in payable for investments purchased	(40,297)	(43,062)
Increase (decrease) in payables to affiliates	(1,271)	2,045
Increase (decrease) in accrued expenses and other liabilities	(5,875)	697
Net cash provided by (used in) operating activities	1,121,634	(582,032)
Cash Flows from Financing Activities
Borrowings on debt	830,000	1,575,000
Payments on debt	(1,328,940)	(1,300,000)
Debt issuance costs	(504)	(6,355)
Proceeds from issuance of common shares	110,017	489,891
Offering costs paid	(448)	(1,521)
Cash distributions paid to shareholders	(73,802)	(82,667)
Repurchase of common shares	(702,542)	(195,476)
Net cash provided by (used in) financing activities	(1,166,219)	478,872
Net increase (decrease) in cash	(44,585)	(103,160)
Cash, including foreign cash, beginning of period	153,225	199,014
Cash, including foreign cash, end of period (1)	$108,640	$95,854
Supplemental and Non-Cash Information
Interest paid during the period	$91,082	$80,344
Distributions declared during the period	127,291	146,999
Reinvestment of distributions during the period	58,312	67,648
Distributions Payable	20,281	26,401
Tender offer payable	140,056	146,563
Taxes, including excise tax, paid during the period	410	178
______________
(1)The Company held no restricted cash in the periods presented.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(7)
Aerospace & Defense
By Light Professional IT Services LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.50%		7/2031	$12,747	—	$12,575	$12,285
Jeppesen Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2032	19,466	—	19,328	19,174
ManTech International Corporation(3)(4)(9)	First lien senior secured loan	S+	4.50%		9/2029	35,580	—	35,576	34,958
								67,479	66,417	2.5%
Airlines
Accommodations Plus Technologies LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2032	8,784	—	8,707	8,565
								8,707	8,565	0.3%
Application Software
AI Titan Parent, Inc. (dba Prometheus Group)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		8/2031	28,787	—	28,545	27,981
AlphaSense, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2029	20,052	—	19,920	19,951
Anaplan, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2029	100,534	—	100,534	98,775
Armstrong Bidco Limited(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	5.25%		6/2029	£19,262	—	23,406	24,798
Artifact Bidco, Inc. (dba Avetta)(3)(4)(9)	First lien senior secured loan	S+	4.15%		7/2031	9,385	—	9,349	9,361
Arrow Borrower 2025, Inc. (dba AvidXchange)(3)(4)(9)	First lien senior secured loan	S+	4.25%		10/2032	14,080	—	14,015	13,693
BusinessSolver.com, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	16,441	—	16,365	15,989
CALABRIO, INC.(3)(9)	First lien senior secured loan	S+	4.00%		11/2032	15,000	—	14,298	11,562
Central Parent Inc. (dba CDK Global Inc.)(3)(9)	First lien senior secured loan	S+	3.25%		7/2029	39,005	—	39,010	19,729
Coupa Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2030	840	—	840	808
Coupa Holdings, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		2/2029	36	—	36	34
Dawn Bidco, LLC (dba Dayforce)(3)(9)	First lien senior secured loan	S+	3.00%		10/2032	29,500	—	29,428	26,804
Einstein Parent, Inc. (dba Smartsheet)(3)(4)(9)	First lien senior secured loan	S+	5.25%		1/2031	43,135	—	42,787	42,380
Granicus, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.25%	1/2031	7,507	—	7,458	7,414
Granicus, Inc.(3)(4)(9)	First lien senior secured delayed draw term loan	S+	3.00%	2.25%	1/2031	1,112	—	1,105	1,084
Granicus, Inc.(3)(4)(12)(22)	First lien senior secured revolving loan	P+	4.25%		1/2031	82	—	76	70
Gusto, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2030	103,580	—	103,234	103,321
Infobip Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		6/2029	29,131	—	28,796	28,840
JS Parent, Inc. (dba Jama Software)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2031	13,437	—	13,387	13,437
Lighthouse Buyer, Inc. (dba Harbor Compliance)(3)(4)(9)(22)	First lien senior secured loan	S+	4.25%		12/2031	7,621	—	7,542	7,449
Lumen Bidco 1 Limited (dba Unit4)(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.50%		6/2033	€22,153	—	25,439	24,569

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(3)(4)(8)(31)	First lien senior secured loan	S+	4.50%		7/2028	85,790	—	85,723	85,790
Ministry Brands Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	17,869	—	17,716	17,422
Onward Acquireco, Inc. (dba OneStream)(3)(4)(8)	First lien senior secured loan	S+	2.38%	2.68%	4/2033	3,132	—	3,120	3,120
Perforce Software, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		3/2031	4,900	—	4,885	2,450
Perforce Software, Inc.(3)(8)	First lien senior secured loan	S+	4.75%		6/2029	14,443	—	14,290	7,891
Simpler Postage, Inc. (dba Easypost)(3)(4)(8)	First lien senior secured loan	S+	8.00%		6/2029	23,511	—	22,910	22,748
VCI Asset Holdings LLC(3)(4)(6)(31)	First lien senior secured loan	N/A	10.00%		11/2030	49,500	—	49,054	52,718
XPLOR T1, LLC(3)(4)(9)	First lien senior secured loan	S+	3.25%		12/2032	39,303	—	39,211	35,864
Zendesk, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		11/2028	70,097	—	69,279	67,818
								831,758	793,870	29.4%
Banks
Finastra USA, Inc.(3)(10)(31)	First lien senior secured loan	S+	4.00%		9/2032	24,938	—	24,710	22,905
								24,710	22,905	0.8%
Beverages
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(3)(4)(8)	First lien senior secured loan	S+	6.25%		3/2027	8,545	—	8,520	8,545
								8,520	8,545	0.3%
Building Products
EET Buyer, Inc. (dba e-Emphasys)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		11/2029	4,623	—	4,599	4,548
								4,599	4,548	0.2%
Buildings & Real Estate
Associations, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		7/2028	76,920	—	76,846	76,920
Associations Finance, Inc.(3)(4)(6)	Unsecured notes	N/A		14.25%	5/2030	27,958	—	27,846	27,958
								104,692	104,878	3.9%
Capital Markets
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		6/2030	18,304	—	18,110	18,304
Clearwater Analytics Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2033	3,657	—	3,639	3,639
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)(3)(4)(8)(22)	First lien senior secured loan	S+	5.50%		8/2032	31,306	—	30,848	28,769
								52,597	50,712	1.9%
Commercial Services & Supplies
Sentinel Buyer Corp. (dba SimpliSafe)(3)(4)(8)	First lien senior secured loan	S+	5.00%		11/2032	64,500	—	63,901	63,694
W.A. Kendall and Company, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		4/2030	7,374	—	7,262	7,199
W.A. Kendall and Company, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.88%		4/2030	825	—	816	811
								71,979	71,704	2.7%

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Construction & Engineering
Dodge Construction Network LLC(3)(9)	First lien senior secured loan	S+	4.75%		2/2029	7,505	—	6,472	5,605
								6,472	5,605	0.2%
Consumer Finance
Klarna Holding AB(3)(4)(9)(31)	Subordinated Floating Rate Notes	S+	7.00%		4/2034	32,666	—	32,666	32,666
								32,666	32,666	1.2%
Containers & Packaging
Five Star Lower Holding LLC(3)(9)	First lien senior secured loan	S+	4.25%		5/2029	10,827	—	10,750	10,629
Tricorbraun Holdings, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		3/2028	6,287	—	6,262	5,868
								17,012	16,497	0.6%
Diversified Consumer Services
Eagan Parent, Inc. (dba Elite)(3)(4)(9)	First lien senior secured loan	S+	4.25%		9/2032	10,663	—	10,617	10,556
Eternal Buyer, LLC (dba Wedgewood Weddings)(3)(4)(8)	First lien senior secured loan	S+	4.25%		6/2032	9,988	—	9,944	9,938
Icefall Parent, Inc. (dba EngageSmart)(3)(4)(9)	First lien senior secured loan	S+	4.50%		1/2030	19,898	—	19,898	19,749
Learning Care Group (US) No. 2 Inc.(3)(9)	First lien senior secured loan	S+	4.00%		8/2028	7,295	—	7,295	5,660
Litera Bidco LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		5/2028	41,998	—	41,891	41,252
Themis Solutions Inc. (dba Clio)(3)(4)(8)(31)	First lien senior secured loan	S+	1.75%	3.75%	10/2032	36,635	—	36,309	35,903
								125,954	123,058	4.6%
Diversified Financial Services
BTRS Holdings Inc. (dba Billtrust)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		12/2028	48,112	—	47,995	46,987
Blackhawk Network Holdings, Inc.(3)(8)	First lien senior secured loan	S+	3.50%		3/2029	9,115	—	9,115	9,064
Computer Services, Inc. (dba CSI)(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2031	109,567	—	108,984	107,649
Deerfield Dakota Holdings(3)(4)(9)	First lien senior secured loan	S+	3.00%	2.75%	9/2032	48,188	—	47,975	47,947
Deerfield Dakota Holdings(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.25%		9/2032	1,629	—	1,609	1,606
Minotaur Acquisition, Inc. (dba Inspira Financial)(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2030	40,886	—	40,556	40,784
ML Holdco, Inc. (dba Meridian Link)(3)(4)(9)	First lien senior secured loan	S+	4.25%		10/2032	45,959	—	45,747	44,925
Smarsh Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2029	33,823	—	33,665	32,285
Smarsh Inc.(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.75%		2/2029	1,890	—	1,881	1,749
								337,527	332,996	12.3%
Entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2031	41,481	—	41,063	41,481
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(10)(31)	First lien senior secured delayed draw term loan	S+	5.25%		7/2031	8,835	—	8,732	8,835
								49,795	50,316	1.9%

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Equity Real Estate Investment Trusts (REITs)
Storable, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		4/2031	32,094	—	32,061	28,538
Storable Intermediate Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+		6.00%	4/2032	50,635	—	50,439	44,558
								82,500	73,096	2.7%
Food & Staples Retailing
Fiesta Purchaser, Inc. (dba Shearer's Foods)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	2.75%		2/2029	343	—	325	320
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(3)(4)(8)	First lien senior secured loan	S+	4.25%		12/2029	138,152	—	138,152	137,115
								138,477	137,435	5.1%
Food Products
Vital Bidco AB (dba Vitamin Well)(3)(4)(8)(31)	First lien senior secured loan	S+	4.25%		10/2031	13,645	—	13,455	13,645
								13,455	13,645	0.5%
Health Care Equipment & Supplies
Cambrex Corporation(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		3/2032	14,971	—	14,834	14,890
Packaging Coordinators Midco, Inc.(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	5.00%		10/2032	92,327	—	91,240	91,403
Packaging Coordinators Midco, Inc.(3)(4)(19)	First lien senior secured delayed draw term loan	SA+	5.00%		10/2032	£7,771	—	10,235	10,211
PerkinElmer U.S. LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		3/2029	55,527	—	55,433	55,250
								171,742	171,754	6.4%
Health Care Providers & Services
Atlas Borrower, LLC (dba Anovo)(3)(4)(9)	First lien senior secured loan	S+	4.25%		9/2032	12,377	—	12,264	12,284
Bristol Hospice L.L.C.(3)(4)(8)	First lien senior secured loan	S+	5.25%		8/2032	13,021	—	12,962	13,021
Covetrus, Inc.(3)(4)(9)	Second lien senior secured loan	S+	9.25%		10/2030	25,000	—	24,662	25,000
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured loan	S+	3.08%	2.75%	7/2029	13,472	—	13,317	12,225
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2029	49,840	—	49,290	49,591
PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured loan	S+	6.00%		11/2030	38,269	—	38,001	33,294
PetVet Care Centers, LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		11/2029	1,612	—	1,584	913
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured loan	S+		5.75%	5/2029	18,895	—	16,972	10,109
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(22)(28)	First lien senior secured delayed draw term loan	S+		6.25%	3/2027	388	—	362	388
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured revolving loan	S+		5.75%	5/2028	2,025	—	1,870	1,083
Puma Buyer, LLC (dba PANTHERx)(3)(4)(9)	First lien senior secured loan	S+	4.25%		3/2032	27,725	—	27,562	27,725
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	8,129	—	8,064	8,129
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2031	13,937	—	13,817	13,902
								220,727	207,664	7.7%

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Health Care Technology
Color Intermediate, LLC (dba ClaimsXten)(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2029	38,250	—	38,251	37,677
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031	76,810	—	76,464	76,810
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		8/2031	16,652	—	16,566	16,569
Dragonfly Health, Inc. (f/k/a StateServ Acquisition, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.75%		11/2030	14,857	—	14,771	14,857
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028	4,121	—	4,088	3,740
Greenway Health, LLC(3)(4)(10)	First lien senior secured loan	S+	6.75%		4/2029	4,594	—	4,514	4,399
Himalaya Topco LLC (dba HealthEdge)(3)(4)(8)(22)	First lien senior secured loan	S+	3.00%	2.25%	6/2032	33,152	—	32,840	32,426
Himalaya Topco LLC (dba HealthEdge)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.00%		6/2032	783	—	739	683
Hyland Software, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		9/2030	37,783	—	37,783	36,650
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured loan	S+	4.00%	2.50%	12/2030	33,943	—	33,428	32,925
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030	513	—	504	497
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		6/2030	2,691	—	2,647	2,595
Inovalon Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	2.75%	11/2028	90,409	—	90,282	86,115
Inovalon Holdings, Inc.(3)(4)(9)	Second lien senior secured loan	S+		8.50%	11/2033	38,123	—	38,123	32,023
Interoperability Bidco, Inc. (dba Lyniate)(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2028	16,777	—	16,764	16,652
Modernizing Medicine, Inc. (dba ModMed)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	4/2032	62,412	—	61,818	62,412
Neptune Holdings, Inc. (dba NexTech)(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2030	18,062	—	17,992	17,655
RL Datix Holdings (USA), Inc.(3)(4)(10)	First lien senior secured loan	S+	5.00%		4/2031	23,868	—	23,868	23,450
RL Datix Holdings (USA), Inc.(3)(4)(19)	First lien senior secured GBP term loan	SA+	5.00%		4/2031	£11,785	—	15,905	15,369
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2031	74,847	—	73,958	74,847
Zelis Cost Management Buyer, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		11/2031	7,920	—	7,886	7,721
								609,191	596,072	22.1%
Hotels, Restaurants & Leisure
Birdie Bidco, Inc. (dba Concert Golf Partners)(3)(4)(9)(22)	First lien senior secured loan	S+	2.50%	2.25%	11/2032	25,579	—	25,447	25,515
Troon Golf, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		8/2028	11,797	—	11,795	11,797
								37,242	37,312	1.4%

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Household Products
WU Holdco, Inc. (dba PurposeBuilt Brands)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2032	6,733	—	6,719	6,700
								6,719	6,700	0.2%
Industrial Conglomerates
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		1/2031	44,309	—	44,005	43,026
								44,005	43,026	1.6%
Insurance
Acrisure, LLC(3)(4)(6)(31)	Unsecured notes	N/A	8.50%		6/2029	3,000	—	3,000	2,828
Alera Group, Inc.(3)(8)	Second lien senior secured loan	S+	5.50%		5/2033	12,500	—	12,444	11,865
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		8/2029	34,689	—	34,420	34,416
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		8/2028	862	—	845	837
Atlas US Finco, Inc. (dba Nearmap)(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		12/2029	8,961	—	8,926	8,916
Diamond Insure Bidco (dba Acturis)(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	3.75%		7/2031	€625	—	660	703
Diamond Insure Bidco (dba Acturis)(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	4.00%		7/2031	£1,673	—	2,083	2,187
Integrity Marketing Acquisition, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2028	61,952	—	61,756	61,952
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		11/2032	33,427	—	33,260	33,056
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.50%		11/2032	1,110	—	1,088	1,061
Mitchell International, Inc.(3)(4)(8)	Second lien senior secured loan	S+	5.25%		6/2032	7,300	—	7,271	6,661
One, Inc. Software Corporation(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	37,720	—	37,543	37,343
Simplicity Financial Marketing Group Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		12/2031	25,320	—	25,110	25,001
Trucordia Insurance Holdings, LLC(3)(4)(9)	Second lien senior secured loan	S+	5.75%		6/2033	25,000	—	24,773	22,563
Truist Insurance Holdings, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	3.25%		5/2029	61	—	61	29
								253,240	249,418	9.2%
Internet & Direct Marketing Retail
Aurelia Netherlands B.V.(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.75%		5/2031	€25,283	—	28,575	28,906
								28,575	28,906	1.1%
IT Services
Flexera Software LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2032	36,152	—	36,071	35,249
Flexera Software LLC(3)(4)(13)	First lien senior secured EUR term loan	E+	4.50%		8/2032	€9,359	—	10,937	10,433
Kaseya Inc.(3)(9)	First lien senior secured loan	S+	3.25%		3/2032	49,375	—	49,165	37,989

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Kaseya Inc.(3)(4)(9)	Second lien senior secured loan	S+	5.00%		3/2033	15,732	—	15,652	9,479
Saphilux S.a.r.L. (dba IQ-EQ)(3)(10)(31)	First lien senior secured loan	S+	3.00%		7/2028	16,883	—	16,883	16,932
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured loan	S+	2.75%	2.25%	10/2031	69,865	—	69,286	66,515
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.75%		10/2031	4,087	—	4,025	3,739
Spaceship Purchaser, Inc. (dba Squarespace)(3)(4)(9)	First lien senior secured loan	S+	3.75%		10/2031	48,906	—	48,906	48,417
								250,925	228,753	8.5%
Life Sciences Tools & Services
Bamboo US BidCo LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		9/2030	28,381	—	28,312	28,381
Bamboo US BidCo LLC(3)(4)(14)	First lien senior secured EUR term loan	E+	5.25%		9/2030	€12,370	—	13,014	14,143
Bamboo US BidCo LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.25%		10/2029	1,436	—	1,436	1,436
Bracket Intermediate Holding Corp.(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2031	23,056	—	22,855	23,056
Bracket Intermediate Holding Corp.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2031	592	—	575	592
Commander Buyer, Inc. (dba CenExel)(3)(4)(8)	First lien senior secured loan	S+	4.50%		6/2032	9,611	—	9,564	9,563
Creek Parent, Inc. (dba Catalent)(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2031	50,731	—	49,995	50,351
								125,751	127,522	4.7%
Media
Monotype Imaging Holdings Inc.(3)(4)(8)	First lien senior secured loan	S+	5.25%		2/2031	28,353	—	28,198	27,928
								28,198	27,928	1.0%
Multiline Retail
PDI TA Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.50%	2/2031	13,524	—	13,379	12,915
PDI TA Holdings, Inc.(3)(4)(9)	First lien senior secured revolving loan	S+	5.50%		2/2031	1,131	—	1,120	1,080
								14,499	13,995	0.5%
Pharmaceuticals
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured loan	S+	5.75%		8/2029	8,335	—	8,233	8,168
								8,233	8,168	0.3%
Professional Services
Certinia Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2031	83,686	—	83,627	81,594
CloudPay, Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	7.50%		7/2029	8,909	—	8,840	8,641
DCCM, LLC(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		6/2032	14,924	—	14,762	14,794
EP Purchaser, LLC (dba Entertainment Partners)(3)(9)	First lien senior secured loan	S+	4.50%		11/2028	4,196	—	4,113	2,681
Gerson Lehrman Group, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2028	42,458	—	42,277	41,821
Horizon Avionics Buyer, LLC (dba Acron Aviation)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		3/2032	19,555	—	19,450	19,440
Motus Group, LLC(3)(8)	First lien senior secured loan	S+	3.75%		12/2028	12,218	—	12,218	10,271

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Proofpoint, Inc.(3)(9)	First lien senior secured loan	S+	3.00%		8/2028	4,416	—	4,412	4,256
Proofpoint, Inc.(3)(4)(9)	Second lien senior secured loan	S+	5.75%		12/2033	19,065	—	18,894	18,017
Proofpoint, Inc.(3)(4)(14)	Second lien senior secured loan	E+	5.75%		12/2033	€16,679	—	18,894	18,020
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured loan	S+	6.50%		5/2028	17,323	—	17,280	17,235
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR delayed draw term loan	E+	6.75%		5/2028	€3,192	—	3,456	3,630
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.50%		5/2028	188	—	184	181
Sovos Compliance, LLC(3)(8)	First lien senior secured loan	S+	3.25%		8/2029	8,282	—	8,282	7,745
Vensure Employer Services, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	38,092	—	37,786	37,711
								294,475	286,037	10.6%
Specialty Retail
Courier Plus, Inc. (dba Dutchie)(3)(4)(9)	First lien senior secured loan	S+	6.50%		5/2031	1,639	—	1,624	1,623
McQueen Bidco PTY LTD. (dba Infomedia)(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		12/2032	34,002	—	34,002	33,577
McQueen Bidco PTY LTD. (dba Infomedia)(3)(4)(14)(22)(31)	First lien senior secured revolving loan	E+	4.50%		12/2032	€886	—	1,013	942
OECONNECTION LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		12/2032	17,228	—	17,147	16,970
								53,786	53,112	2.0%
Systems Software
Activate Holdings (US) Corp. (dba Absolute Software)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2030	39,717	—	39,600	39,121
Appfire Technologies, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		3/2028	14,287	—	14,264	13,858
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(3)(4)(8)	First lien senior secured loan	S+	6.00%		3/2031	24,241	—	23,977	23,816
Barracuda Parent, LLC(3)(9)	First lien senior secured loan	S+	4.50%		8/2029	30,515	—	30,048	20,610
Barracuda Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	6.50%		8/2029	20,442	—	19,981	15,434
Barracuda Parent, LLC(3)(9)	Second lien senior secured loan	S+	7.00%		8/2030	55,875	—	54,825	18,355
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2028	45,710	—	45,705	44,910
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2027	1,826	—	1,819	1,760
Cloud Software Group, Inc.(3)(9)	First lien senior secured loan	S+	3.25%		3/2031	27,261	—	27,261	23,820
Cloud Software Group, Inc.(3)(9)	First lien senior secured loan	S+	3.25%		8/2032	21,565	—	21,565	18,591
Clover Holdings 2, LLC (dba Cohesity)(3)(8)	First lien senior secured loan	S+	3.75%		12/2031	13,312	—	13,186	12,690
ConnectWise, LLC(3)(9)	First lien senior secured loan	S+	3.50%		9/2028	5,719	—	5,687	5,244
Crewline Buyer, Inc. (dba New Relic)(3)(4)(9)	First lien senior secured loan	S+	6.75%		11/2030	92,909	—	91,922	90,818

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Databricks, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.50%		1/2032	48,571	—	48,571	48,571
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(9)	Second lien senior secured loan	S+	5.25%		11/2030	39,075	—	38,845	35,511
Forescout Technologies, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		5/2032	2,771	—	2,763	2,709
KnowBe4, Inc.(3)(9)	First lien senior secured loan	S+	3.75%		7/2032	15,920	—	15,884	12,338
Matterhorn Finco, Inc. (dba Nexthink)(3)(4)(9)	First lien senior secured loan	S+	5.50%		3/2033	8,458	—	8,417	8,416
Project Alpha Intermediate Holding, Inc. (dba Qlik)(3)(9)	First lien senior secured loan	S+	3.25%		10/2030	19,054	—	19,018	13,715
Securonix, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.00%	3.75%	4/2029	20,928	—	20,838	16,324
Securonix, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	7.00%		4/2029	1,186	—	1,176	403
Sitecore Holding III A/S(3)(4)(10)	First lien senior secured loan	S+	6.00%		3/2029	5,123	—	5,103	4,982
Sitecore Holding III A/S(3)(4)(15)	First lien senior secured EUR term loan	E+	6.00%		3/2029	€29,548	—	31,161	32,853
Sitecore USA, Inc.(3)(4)(10)	First lien senior secured loan	S+	6.00%		3/2029	30,886	—	30,769	30,036
Talon MidCo 2 Limited(3)(4)(8)(31)	First lien senior secured loan	S+	4.93%		8/2028	32,592	—	32,325	32,102
Tricentis Operations Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	3.25%	2/2032	63,504	—	62,998	61,916
								707,708	628,903	23.3%
Water Utilities
Vessco Midco Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		7/2031	9,346	—	9,273	9,346
Vessco Midco Holdings, LLC(3)(4)(10)(22)	First lien senior secured loan	S+	4.50%		7/2031	6,253	—	6,215	6,253
								15,488	15,599	0.6%
Wireless Telecommunication Services
CCI BUYER, INC. (dba Consumer Cellular)(3)(4)(9)	First lien senior secured loan	S+	5.00%		5/2032	23,952	—	23,742	23,952
								23,742	23,952	0.9%
Total non-controlled/non-affiliated debt investments								$4,873,145	$4,672,279	173.0%
Total non-controlled/non-affiliated misc. debt commitments(22)(23)(Note 8)								$(1,879)	$(5,096)	(0.2)%
Total non-controlled/non-affiliated portfolio company debt investments								$4,871,266	$4,667,183	172.8%
Equity Investments
Application Software
AlphaSense, LLC(3)(4)(29)(30)	Series E Preferred Shares	N/A			N/A	—	480,362	4,342	7,327
Harvey AI Corporation(3)(4)(29)(30)	Series F Preferred Stock	N/A			N/A	—	160,120	4,000	4,923
Project Alpine Co-Invest Fund, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	6,667	—	6,671	7,629
Simpler Postage, Inc. (dba Easypost)(3)(4)(29)(30)	Warrants	N/A			N/A	—	68,396	861	700
Valor CI Blocker Feeder LP(3)(4)(22)(30)(31)	LP Interest	N/A			N/A	2,544	—	2,474	2,655
VCI Intermediate TopCo 1 LLC(3)(4)(30)(31)	Class B Units	N/A			N/A	2,750	—	2,664	2,805
Zoro TopCo, Inc.(3)(4)(9)(30)	Series A Preferred Equity	S+		9.50%	N/A	—	1,939	2,998	2,965
Zoro TopCo, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	—	671,414	6,714	5,419

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
								30,724	34,423	1.3%
Banks
Capital One Financial Corp(3)(30)(31)	Common stock	N/A			N/A	—	64,349	15,579	12,910
								15,579	12,910	0.5%
Capital Markets
GT Silver Co-Invest SCSp(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	113	—	113	113
Snowbird Manager LP(3)(5)(29)(30)(31)	LP Interest	N/A			N/A	—	393,246	2,113	2,172
WP Silver Co-Invest, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	113	—	113	113
								2,339	2,398	0.1%
Commercial Services & Supplies
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class A Units	N/A			N/A	—	3,127	3,127	3,245
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class B Units	N/A			N/A	—	3,127,449	—	270
								3,127	3,515	0.1%
Diversified Financial Services
Plaid Inc.(3)(4)(29)(30)	Class A Common Stock	N/A			N/A	—	7,081	2,001	2,000
								2,001	2,000	0.1%
Health Care Equipment & Supplies
KPCI Co-Invest 2, L.P.(3)(4)(29)(30)(31)	Class A Units	N/A			N/A	—	368,732	3,687	3,509
								3,687	3,509	0.1%
Health Care Providers & Services
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(29)(30)	Class A Interest	N/A			N/A	—	317	3,171	4,180
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(3)(4)(6)(30)	Series A Preferred Stock	N/A		15.00%	N/A	—	4,419	6,336	5,013
								9,507	9,193	0.3%
Health Care Technology
Minerva Holdco, Inc.(3)(4)(6)(30)	Senior A Preferred Stock	N/A		10.75%	N/A	—	40,000	63,603	61,796
ModMed Software Midco Holdings, Inc. (dba ModMed)(3)(4)(6)(30)	Series A Preferred Units	N/A		13.00%	N/A	—	13,733	15,572	15,875
Orange Blossom Parent, Inc.(3)(4)(29)(30)	Common Units	N/A			N/A	—	16,667	1,667	1,581
								80,842	79,252	2.9%
Insurance
Accelerate Topco Holdings, LLC(3)(4)(30)	Common Units	N/A			N/A	—	12,822	354	580
Hockey Parent Holdings, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	—	7,500	7,500	9,820
								7,854	10,400	0.4%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(3)(4)(10)(30)	Perpetual Preferred Stock	S+		10.75%	N/A	—	31,500	46,746	27,086

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Nscale Limited(3)(4)(29)(30)(31)	Preferred equity	N/A			N/A	—	182,280	3,346	4,074
Nscale Limited(3)(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	—	352,260	2,230	5,653
								52,322	36,813	1.4%
Life Sciences Tools & Services
Baypine Commander Co-Invest, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	904	—	909	947
								909	947	—%
Pharmaceuticals
XOMA Corporation(3)(4)(29)(30)	Warrants	N/A			N/A	—	4,200	29	81
								29	81	—%
Professional Services
CloudPay, Inc.(3)(4)(6)(30)(31)	Series E Preferred Stock	N/A		13.50%	N/A	—	31,770	8,806	8,806
TravelPerk, Inc.(3)(4)(29)(30)(31)	Warrants	N/A			N/A	—	76,878	985	943
Vestwell Holdings Inc.(3)(4)(29)(30)	Series D Preferred Stock	N/A			N/A	—	152,175	3,020	3,318
								12,811	13,067	0.5%
Systems Software
Chrome Investors LP(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	8,754	—	8,757	9,192
Elliott Alto Co-Investor Aggregator L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	7,836	—	7,887	17,925
Halo Purchaser, LLC(3)(4)(6)(28)(30)	Class B PIK Preferred Equity	N/A		6.00%	N/A	—	10,000	14,415	3,755
Halo Purchaser, LLC(3)(4)(29)(30)	Class E Warrant Units	N/A			N/A	—	16,825	422	1
Project Hotel California Co-Invest Fund, L.P.(3)(29)(30)(31)	LP Interest	N/A			N/A	6,712	—	6,684	7,201
Veeam Software Group(3)(4)(29)(30)	Series C Preferred Shares	N/A			N/A	—	1,850,573	13,708	13,812
VEPF VIII Co-Invest 8-A, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	241	—	241	241
								52,114	52,127	1.9%
Total non-controlled/non-affiliated portfolio company equity investments								$273,845	$260,635	9.6%
Total non-controlled/non-affiliated portfolio company investments								$5,145,111	$4,927,818	182.4%
Non-controlled/affiliated portfolio company equity investments(24)
Equity Investments
Asset Based Lending and Fund Finance
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)(3)(5)(26)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	47,267	—	47,267	47,144
								47,267	47,144	1.7%
Pharmaceuticals
LSI Financing 1 DAC(3)(4)(30)(31)	Specialty finance equity investment	N/A			N/A	2,073	—	2,105	2,064
LSI Financing LLC(3)(5)(22)(26)(30)(31)	Specialty finance equity investment	N/A			N/A	43,653	—	43,653	47,999

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
								45,758	50,063	1.9%
Total non-controlled/affiliated portfolio company equity investments								$93,025	$97,207	3.6%
Controlled/affiliated portfolio company investments(24)
Equity Investments
Diversified Financial Services
Stripe Blue Owl Holdings LLC(3)(5)(29)(30)(31)	LLC Interest	N/A			N/A	15,549	—	15,551	16,968
								15,551	16,968	0.6%
Joint Ventures
Blue Owl Credit SLF LLC(3)(5)(26)(30)(31)	LLC interest	N/A			N/A	16,161	—	16,162	14,572
Blue Owl Leasing LLC(3)(5)(26)(29)(30)(31)	LLC Interest	N/A			N/A	350	—	350	348
								16,512	14,920	0.6%
Total controlled/affiliated portfolio company equity investments								$32,063	$31,888	1.2%
Total Investments								$5,270,199	$5,056,913	187.2%

	Forward Contracts as of June 30, 2026
	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Maturity Date	Unrealized Appreciation / (Depreciation)(a)
Foreign currency forward contract	$10,567	£7,800	SMBC Capital Markets, Inc.	7/20/2026	$222
Foreign currency forward contract	$19,286	€16,482	SMBC Capital Markets, Inc.	7/17/2026	446
Foreign currency forward contract	$25,947	€22,154	SMBC Capital Markets, Inc.	3/22/2027	337
Total					$1,005
_______________
(a) The Company maintains International Swaps and Derivatives Association (“ISDA”) contracts with its derivatives counterparties.
(b) Amounts are presented in accordance with Regulation S-X 17 CFR § 210.12-13B. Refer to “Note 7 — Derivative Instruments” for additional details on the Company’s foreign currency forward contracts.
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
(8)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2026 was 3.65%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2026 was 3.73%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2026 was 3.85%.
(11)Reserved.
(12)The interest rate on these loans is subject to Prime, which as of June 30, 2026 was 6.75%.
(13)The interest rate on these loans is subject to 1 month EURIBOR, which as of June 30, 2026 was 2.20%
(14)The interest rate on these loans is subject to 3 month EURIBOR, which as of June 30, 2026 was 2.32%.
(15)The interest rate on these loans is subject to 6 month EURIBOR, which as of June 30, 2026 was 2.57%.
(16)Reserved.

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

(17)Reserved.
(18)Reserved.
(19)The interest rate on these loans is subject to SONIA, which as of June 30, 2026 was 3.73%.
(20)Reserved.
(21)Reserved.
(22)Position or portion thereof is a partially unfunded debt or equity commitment. See “Note 8 — Commitments and Contingencies.”

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Non-controlled/non-affiliated - debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$4,050	$—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	1,240	4,270	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	4,064	(20)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	2/2027	566	2,601	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	2/2027	—	3,331	(83)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	2,297	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	2,378	2,789	—
Birdie Bidco, Inc. (dba Concert Golf Partners)	First lien senior secured delayed draw term loan	11/2027	1,194	5,809	—
Bracket Intermediate Holding Corp.	First lien senior secured delayed draw term loan	10/2027	—	2,562	—
BusinessSolver.com, Inc.	First lien senior secured delayed draw term loan	12/2027	—	2,462	(62)
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	1/2027	52	4,102	—
Clearwater Analytics Holdings, Inc.	First lien senior secured delayed draw term loan	12/2028	—	677	(2)
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	2,641	—
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	11/2027	—	15,946	(239)
Courier Plus, Inc. (dba Dutchie)	First lien senior secured delayed draw term loan	2/2027	—	1,639	(16)
Courier Plus, Inc. (dba Dutchie)	First lien senior secured delayed draw term loan	5/2028	—	721	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	4,091	1,374	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	1,086	4,664	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2027	—	1,108	(6)
Databricks, Inc.	First lien senior secured delayed draw term loan	1/2028	—	12,252	—
DCCM, LLC	First lien senior secured delayed draw term loan	6/2027	217	7,029	—
Eagan Parent, Inc. (dba Elite)	First lien senior secured delayed draw term loan	9/2027	—	2,666	(20)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	1/2027	1,748	440	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured delayed draw term loan	6/2027	—	2,013	—
Gusto, Inc.	First lien senior secured delayed draw term loan	11/2027	—	19,795	(49)
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	12/2027	—	4,447	(67)
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	6/2027	232	4,216	—
Horizon Avionics Buyer, LLC (dba Acron Aviation)	First lien senior secured delayed draw term loan	11/2027	2,523	3,887	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	3,957	—
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	First lien senior secured delayed draw term loan	11/2028	499	5,050	—

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Jellyfish Bidco Limited (dba JTC)	First lien senior secured EUR term loan	11/2032	—	1,614	—
Jellyfish Bidco Limited (dba JTC)	First lien senior secured GBP delayed draw term loan	11/2028	—	2,044	—
Jellyfish Bidco Limited (dba JTC)	First lien senior secured GBP term loan	11/2032	—	1,874	—
Jellyfish US Finco, Inc. (dba JTC)	First lien senior secured loan	11/2032	—	11,221	—
Lighthouse Buyer, Inc. (dba Harbor Compliance)	First lien senior secured delayed draw term loan	12/2028	—	6,146	(92)
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	8,590	761	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	3,952	(69)
ML Holdco, Inc. (dba Meridian Link)	First lien senior secured delayed draw term loan	10/2027	—	11,956	(239)
OECONNECTION LLC	First lien senior secured delayed draw term loan	12/2028	—	10,109	(126)
One, Inc. Software Corporation	First lien senior secured delayed draw term loan	12/2027	—	7,254	(36)
Onward Acquireco, Inc. (dba OneStream)	First lien senior secured delayed draw term loan	4/2028	—	1,333	(3)
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	10/2027	1,625	14,100	(34)
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	10/2027	—	10,593	(13)
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	3/2027	388	882	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	5,383	(40)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	7,243	—
Sentinel Buyer Corp. (dba SimpliSafe)	First lien senior secured delayed draw term loan	11/2027	—	5,372	(40)
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	3,519	10,136	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	5,075	357	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	740	5,471	(111)
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	9,529	(167)
Themis Solutions Inc. (dba Clio)	First lien senior secured delayed draw term loan	10/2027	—	15,308	(306)
Tricentis Operations Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	11,994	(240)
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	846	859	—
Lumen Bidco 1 Limited (dba Unit4)	First lien senior secured EUR delayed draw term loan	6/2030	—	2,375	(47)
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	3,063	52	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	5/2028	—	3,101	—
W.A. Kendall and Company, LLC	First lien senior secured delayed draw term loan	12/2026	1,583	6,670	—
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured delayed draw term loan	4/2027	—	1,650	(4)
Accommodations Plus Technologies LLC	First lien senior secured revolving loan	5/2032	—	1,362	(34)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	2,487	(37)
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	5,539	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	3,443	(86)
Alera Group, Inc.	First lien senior secured revolving loan	5/2030	31	1,219	(33)
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	862	2,587	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	6,230	(109)
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2028	—	1,633	(49)
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	697	2,355	—

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Arrow Borrower 2025, Inc. (dba AvidXchange)	First lien senior secured revolving loan	10/2032	—	1,920	(53)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	1,640	(4)
Associations, Inc.	First lien senior secured revolving loan	7/2028	—	3,451	—
Atlas Borrower, LLC (dba Anovo)	First lien senior secured revolving loan	9/2032	—	2,244	(17)
Atlas US Finco, Inc. (dba Nearmap)	First lien senior secured revolving loan	12/2028	—	948	(5)
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	2,700	(47)
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	1,436	2,667	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	1,826	1,916	—
BCPE Pequod Buyer, Inc. (dba Envestnet)	First lien senior secured revolving loan	11/2029	—	3,616	(112)
Birdie Bidco, Inc. (dba Concert Golf Partners)	First lien senior secured revolving loan	11/2032	—	3,889	(10)
Bracket Intermediate Holding Corp.	First lien senior secured revolving loan	10/2031	592	1,409	—
Bristol Hospice L.L.C.	First lien senior secured revolving loan	8/2032	—	1,249	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	12/2028	6,922	1,888	—
BusinessSolver.com, Inc.	First lien senior secured revolving loan	12/2032	—	1,097	(30)
By Light Professional IT Services LLC	First lien senior secured revolving loan	7/2031	467	467	—
Cambrex Corporation	First lien senior secured revolving loan	3/2032	474	1,185	—
CCI BUYER, INC. (dba Consumer Cellular)	First lien senior secured revolving loan	5/2032	—	1,409	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	1,038	—
Certinia Inc.	First lien senior secured revolving loan	8/2031	—	7,377	(184)
Clearwater Analytics Holdings, Inc.	First lien senior secured revolving loan	6/2033	—	440	(2)
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	1,761	(9)
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	36	18	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	7,376	(55)
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	9,321	(210)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	9,347	—
DCCM, LLC	First lien senior secured revolving loan	6/2032	—	2,899	(22)
Deerfield Dakota Holdings	First lien senior secured revolving loan	9/2032	1,629	2,813	—
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)	First lien senior secured revolving loan	8/2032	556	2,534	—
Dragonfly Health, Inc. (f/k/a StateServ Acquisition, Inc.)*	First lien senior secured revolving loan	11/2030	1,187	—	—
Eagan Parent, Inc. (dba Elite)	First lien senior secured revolving loan	9/2032	—	1,422	(14)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2029	—	370	(6)
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	4,462	(78)
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured revolving loan	6/2032	—	2,013	(10)
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	343	1,194	—
Flexera Software LLC	First lien senior secured revolving loan	8/2032	—	2,320	(58)
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2031	—	215	(5)
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2028	—	2,155	(32)
Granicus, Inc.	First lien senior secured revolving loan	1/2031	82	948	—

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured revolving loan	6/2032	783	4,220	—
Horizon Avionics Buyer, LLC (dba Acron Aviation)	First lien senior secured revolving loan	3/2032	1,686	1,519	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	1,837	(55)
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	1,957	(15)
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	2,691	513	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	2,939	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	—	796	(6)
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2028	—	8,609	(65)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	First lien senior secured revolving loan	11/2032	1,110	3,774	—
Jellyfish Bidco Limited (dba JTC)	First lien senior secured multi-currency revolving loan	11/2032	—	3,407	—
Jeppesen Holdings, LLC	First lien senior secured multi-currency revolving loan	11/2032	—	1,009	(15)
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	1,324	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	6,770	(34)
Lighthouse Buyer, Inc. (dba Harbor Compliance)	First lien senior secured revolving loan	12/2031	246	983	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	2,249	(39)
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	5,046	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	4,405	(77)
Matterhorn Finco, Inc. (dba Nexthink)	First lien senior secured revolving loan	3/2033	—	1,301	(7)
McQueen Bidco PTY LTD. (dba Infomedia)	First lien senior secured revolving loan	12/2032	1,013	4,697	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	1,627	(41)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	3,220	(8)
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	5,689	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	3,540	(53)
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	2,470	(56)
OECONNECTION LLC	First lien senior secured revolving loan	12/2032	—	2,662	(40)
One, Inc. Software Corporation	First lien senior secured revolving loan	12/2032	—	2,902	(29)
Onward Acquireco, Inc. (dba OneStream)	First lien senior secured revolving loan	4/2033	—	556	(2)
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	10/2032	—	9,015	(90)
PDI TA Holdings, Inc.*	First lien senior secured revolving loan	2/2031	1,131	—	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	1,612	3,761	—
Plasma Buyer LLC (dba PathGroup)*	First lien senior secured revolving loan	5/2028	2,025	—	—
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	4,788	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	4,714	(82)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	7,243	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	1,186	2,373	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	188	1,219	—

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	4,087	4,087	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	2,734	(34)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	1,890	1,406	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	7,941	(179)
Talon MidCo 2 Limited	First lien senior secured revolving loan	8/2028	—	2,738	(41)
Themis Solutions Inc. (dba Clio)	First lien senior secured revolving loan	10/2032	—	12,756	(255)
Tricentis Operations Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	7,496	(187)
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	859	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	5/2029	61	2,045	—
Lumen Bidco 1 Limited (dba Unit4)	First lien senior secured EUR revolving loan	6/2033	—	2,375	(47)
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	2,769	(7)
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	1,038	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	—	3,235	—
W.A. Kendall and Company, LLC	First lien senior secured revolving loan	4/2030	825	310	—
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured revolving loan	4/2032	—	513	(3)
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	5,743	(187)
Total non-controlled/non-affiliated - debt commitments			$78,929	$593,950	$(5,096)

Non-controlled/non-affiliated - equity commitments
Chrome Investors LP	LP Interest	N/A	$8,754	$2,189	$—
Valor CI Blocker Feeder LP	LP Interest	N/A	2,544	206	—
Total non-controlled/non-affiliated - equity commitments			$11,298	$2,395	$—

Non-controlled/affiliated - equity commitments
LSI Financing LLC	Specialty finance equity investment	N/A	$43,653	$26,400	$—
Total non-controlled/affiliated - equity commitments			$43,653	$26,400	$—

Total Portfolio Company Commitments			$133,880	$622,745	$(5,096)
*Fully funded
(23)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.
(24)As defined in the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the six months ended June 30, 2026, were as follows:

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company	Fair Value at December 31, 2025	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Fair Value at June 30, 2026	Interest Income	Dividend Income	Other Income
Non-controlled Affiliates
LSI Financing 1 DAC	$2,623	$—	$(586)	$27	$2,064	$—	$96	$—
LSI Financing LLC	61,563	—	(14,609)	1,045	47,999	—	3,325	—
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)	25,203	22,018	—	(77)	47,144	—	2,640	—
Total Non-controlled Affiliates	$89,389	$22,018	$(15,195)	$995	$97,207	$—	$6,061	$—

Company	Fair Value at December 31, 2025	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Fair Value at June 30, 2026	Interest Income	Dividend Income	Other Income
Controlled Affiliates
Blue Owl Credit SLF LLC(c)	$14,104	$1,868	$—	$(1,400)	$14,572	$—	$712	$—
Blue Owl Leasing LLC(c)	2,232	—	(1,883)	(1)	348	—	6	—
Stripe Blue Owl Holdings LLC	7,797	7,754	—	1,417	16,968	—	—	—
Total Controlled Affiliates	$24,133	$9,622	$(1,883)	$16	$31,888	$—	$718	$—
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
(27)As of June 30, 2026, the net estimated unrealized loss for U.S. federal income tax purposes was $152.5 million based on a tax cost basis of $5.2 billion. As of June 30, 2026, the aggregate gross unrealized losses for U.S federal income tax purposes was $198.1 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $45.6 million.
(28)Loan was on non-accrual status as of June 30, 2026.
(29)Investment is non-income producing.
(30)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $389.7 million or 14.4% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Accelerate Topco Holdings, LLC	Common Units	September, 2022
AlphaSense, LLC	Series E Preferred Shares	June, 2024
Baypine Commander Co-Invest, LP	LP Interest	June, 2025
Blue Owl Credit SLF LLC**	LLC Interest	August, 2024
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)*	Specialty finance equity investment	August, 2025
Blue Owl Leasing LLC**	LLC Interest	June, 2025
Capital One Financial Corp	Common stock	April, 2026
Chrome Investors LP	LP Interest	January, 2025
CloudPay, Inc.	Series E Preferred Stock	July, 2024
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September, 2022
GT Silver Co-Invest SCSp	LP Interest	April, 2026
Halo Purchaser, LLC	Class E Warrant Units	December, 2025
Halo Purchaser, LLC	Class B PIK Preferred Equity	December, 2025
Harvey AI Corporation	Series F Preferred Stock	March, 2026
Hockey Parent Holdings, L.P.	Class A Common Units	September, 2023
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June, 2022
KPCI Co-Invest 2, L.P.	Class A Units	October, 2025
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	December, 2023
LSI Financing 1 DAC*	Specialty finance equity investment	December, 2022
LSI Financing LLC*	Specialty finance equity investment	November, 2024
Minerva Holdco, Inc.	Senior A Preferred Stock	May, 2022
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	April, 2025
Nscale Limited	Preferred equity	September, 2025
Nscale Limited	Series B Preferred Shares	September, 2025
Orange Blossom Parent, Inc.	Common Units	July, 2022
Plaid Inc.	Class A Common Stock	March, 2026
Project Alpine Co-Invest Fund, LP	LP Interest	June, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August, 2022
Rome Topco Holdings, LLC (dba SimpliSafe)	Class A Units	November, 2025
Rome Topco Holdings, LLC (dba SimpliSafe)	Class B Units	November, 2025
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November, 2023
Simpler Postage, Inc. (dba Easypost)	Warrants	June, 2024
Snowbird Manager LP	LP Interest	December, 2025
Stripe Blue Owl Holdings LLC*	LLC Interest	December, 2025
TravelPerk, Inc.	Warrants	May, 2024
Valor CI Blocker Feeder LP	LP Interest	October, 2025
VCI Intermediate TopCo 1 LLC	Class B Units	November, 2025
VEPF VIII Co-Invest 8-A, L.P.	LP Interest	March, 2026
Veeam Software Group	Series C Preferred Shares	December, 2025
Vestwell Holdings Inc.	Series D Preferred Stock	December, 2023
WP Silver Co-Invest, L.P.	LP Interest	April, 2026
XOMA Corporation	Warrants	December, 2023
Zoro TopCo, Inc.	Series A Preferred Equity	November, 2022
Zoro TopCo, L.P.	Class A Common Units	November, 2022
* Refer to “Note 3 — Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies.”
** Refer to “Note 4 — Investments – Credit SLF LLC and Blue Owl Leasing” for further information.

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

(31)     The portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2026, non-qualifying assets represented 15.0% of total assets as calculated in accordance with the regulatory requirements.
(32)     Reserved.
(33)     Reserved.
(34)     Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC) (“BOCSO”) was formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of June 30, 2026, the portfolio consists of five investments totaling $1.25 billion and $1.24 billion at cost and at fair value, respectively, ranging in cost from $24.9 million to $454.4 million and with a fair value ranging from $24.9 million to $450.6 million. The largest investment is 36% of the total cost of BOCSO's portfolio. As of June 30, 2026 the portfolio asset class composition was 72% ABF - Specialty finance, 26% ABF - Leasing, and 2% ABF - Commercial Real Estate.
(35)    Reserved.

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

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Non-controlled/non-affiliated - equity commitments
Chrome Investors LP	LP Interest	N/A	$8,754	$2,189	$—
Valor Compute Infrastructure L.P.	LP Interest	N/A	963	1,788	—
Total non-controlled/non-affiliated - equity commitments			$9,717	$3,977	$—

Non-controlled/affiliated - equity commitments
LSI Financing LLC	Specialty finance equity investment	N/A	$58,262	$31,038	$—
Total non-controlled/affiliated - equity commitments			$58,262	$31,038	$—

Total Portfolio Company Commitments			$859,113	$155,458	$(1,946)
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
* Refer to “Note 3 — Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies.”
** Refer to “Note 4 — Investments – Credit SLF LLC and Blue Owl Leasing” for further information.
(31)     The portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2025, non-qualifying assets represented 13.6% of total assets as calculated in accordance with the regulatory requirements.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 1. Organization and Principal Business
Blue Owl Technology Income Corp. (“OTIC” or the “Company”) is a Maryland corporation formed on June 22, 2021. The Company was formed primarily to originate and make debt and equity investments in, technology-related companies, specifically software companies, based primarily in the United States. The Company’s investment objective is to maximize total return by generating current income from its debt investments and other income producing securities, and capital appreciation from its equity and equity-linked investments. The Company may hold its investments directly or through special purpose vehicles. The Company intends to invest at least 80% of the value of its total assets in “technology-related” companies. The Company defines technology related companies as those that (i) operate directly in the technology industry, which includes but is not limited to, application software, systems software, healthcare technology, information technology, technology services and infrastructure, financial technology and internet and digital media, (ii) operate indirectly through their reliance on technology (i.e., utilizing scientific knowledge or technology-enabled techniques, skills, methods, devices or processes to deliver goods and/or services) or (iii) seek to grow through technological advancements and innovations. The Company invests in a broad range of companies with a focus on established enterprise software companies that are capitalizing on the large and growing demand for software products and services.
The Company has elected to be regulated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company is treated as a regulated investment company (a “RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Because the Company has elected to be regulated as a BDC and qualifies as a RIC under the Code, the Company’s portfolio is subject to diversification and other requirements.
On December 9, 2021, the Company formed a wholly-owned subsidiary, OR Tech Lending IC LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Tech Lending IC LLC originates loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business.
Blue Owl Technology Credit Advisors II LLC (“the Adviser” or “OTCA II”) serves as the Company’s investment adviser. The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and is part of Blue Owl’s Credit platform. Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) Real Assets, which focuses on three primary investment strategies: net lease, real estate credit and digital infrastructure, and (3) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of and provides investment advisory and management services to the Company.
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
The Company was initially funded on September 30, 2021, when an affiliate of the Adviser (the “Initial Shareholder”), purchased 100 shares of the Company’s Class I common stock at $10.00 per share, which represents the initial public offering price. On May 2, 2022, the Company met the minimum offering requirement, commenced operations and commenced its initial public offering of up to $5.0 billion in any combination of amount of shares of Class S, Class D and Class I common stock. On February 3, 2025, the Company commenced its follow-on offering pursuant to which it is currently offering on a continuous basis up to $5.0 billion in any combination of Class S, Class D and Class I common shares.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements, have been included. The Company’s fiscal year ends on December 31.
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
Consolidation
As provided under Regulation S-X and ASC Topic 946—Financial Services—Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries that meet the aforementioned criteria in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company does not consolidate its equity interests in joint ventures or specialty finance companies, see “Note 3 — Agreements and Related Party Transactions — Controlled, Affiliated/Non-Controlled and Affiliated Portfolio Companies” and “Note 4 — Investments — Joint Ventures” for additional details.
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
PIK interest and PIK dividend income consisted of the following for the periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
PIK Interest Income	$7,596	$6,828	$15,468	$13,048
PIK Interest Income as a % of Investment Income	6.2%	4.8%	6.0%	4.6%
PIK Dividend Income	$4,381	$4,618	$8,915	$8,901
PIK Dividend Income as a % of Investment Income	3.6%	3.3%	3.5%	3.1%
Total PIK Income	$11,977	$11,446	$24,383	$21,949
Total PIK Income as a % of Investment Income	9.8%	8.1%	9.5%	7.7%
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
Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual investments are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
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
Expenses that are common to all share classes are borne by each class of shares based on the net assets of the Company attributable to each class. Expenses that are specific to a class of shares are allocated to such class either directly or through the servicing fees paid pursuant to the Company’s distribution plan. See “Note 3 — Agreements and Related Party Transactions — Dealer Manager Agreement.”
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
Note 3. Agreements and Related Party Transactions
As of June 30, 2026 and December 31, 2025, the Company had payables to affiliates of $13.2 million and $17.4 million, primarily comprised of $8.2 million and $10.5 million of accrued performance based incentive fees, respectively, and $3.0 million and $3.6 million of management fees, respectively. The payable to affiliates also includes $2.0 million and $3.3 million of operating expenses as of June 30, 2026 and December 31, 2025, respectively.
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
Unless earlier terminated as described below, the Administration Agreement will remain in effect from year to year if approved annually by (1) the vote of the Board, or by the vote of a majority of its outstanding voting securities and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (as defined in the 1940 Act), or by the vote of a majority of the Board or by the Adviser.
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
The table below presents the costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Costs and expenses reimbursable to the Adviser	$1,204	$892	$2,335	$1,799
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, by a majority of independent directors.
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
The base management fee is payable monthly in arrears. The base management fee is calculated at an annual rate of 1.25% based on the average value of the Company’s net assets at the end of the two most recently completed calendar months. All or part of the base management fee not taken as to any month will be deferred without interest and may be taken in any such month prior to the occurrence of a liquidity event. Base management fees for any partial month are prorated based on the number of days in the month.
The table below presents the management fees for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Management fees	$8,993	$10,243	$19,312	$19,877
Management fee waivers	(25)	(16)	(69)	(21)
Management fees, net of management fee waivers	$8,968	$10,227	$19,243	$19,856
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
The table below presents the performance based incentive fees based on net investment income incurred and the capital gains based incentive fees accrual reversal for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Performance based incentive fees based on net investment income	$8,241	$10,428	$17,292	$20,949
Performance based incentive fees based on capital gains	—	—	—	(1,337)
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
The Company bears all other expenses of its operations and transactions including, without limitation, those relating to: expenses deemed to be “organization and offering expenses” for purposes of Financial Industry Regulatory Authority (“FINRA”) Conduct Rule 2310(a)(12) (exclusive of commissions, the dealer manager fee, any discounts and other similar expenses paid by investors at the time of sale of the Company’s stock); the cost of corporate and organizational expenses relating to offerings of shares of common stock, subject to limitations included in the Investment Advisory Agreement; the cost of calculating the Company’s net asset value, including the cost of any third-party valuation services; the cost of effecting any sales and repurchases of the common stock and other securities; fees and expenses payable under any dealer manager agreements, if any; debt service and other costs of borrowings or other financing arrangements; costs of hedging; expenses, including travel expense, incurred by the Adviser, or members of the Investment Team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing the Company’s rights; escrow agent, transfer agent and custodial fees and expenses; fees and expenses associated with marketing efforts; federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies; federal, state and local taxes; independent directors’ fees and expenses, including certain travel expenses; costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration fees, listing fees and licenses, and the compensation of professionals responsible for the preparation of the foregoing; the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs); the costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters; commissions and other compensation payable to brokers or dealers; research and market data; fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums; direct costs and expenses of administration, including printing, mailing, long distance telephone and staff; fees and expenses associated with independent audits, outside legal and consulting costs; costs of winding up; costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes; extraordinary expenses (such as litigation or indemnification); and costs associated with reporting and compliance obligations under the Advisers Act and applicable federal and state securities laws. Notwithstanding anything to the contrary contained herein, the Company shall reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to the business affairs of the Company). Any such reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below presents organization and offering costs reimbursable to the Adviser that were incurred by the Company for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Organization & offering costs	$—	$88	$—	$731
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 6, 2025, the Company, the Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Order”) by the SEC for the Company to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of directors who are not “interested persons” of the Company, the Adviser, or any of their respective affiliates, as defined in the 1940 Act (“Independent Directors”) make certain conclusions in connection with certain co-investment transactions, including (1) when the Company co-invests with an affiliated entity (as defined in the co-investment application) in an issuer where an affiliated entity of the Company has an existing investment in the issuer unless the transaction is completed on a pro rata basis, and (2) if the Company disposes of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board oversees the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board, including a required majority of the Independent Directors, has approved, policies and procedures reasonably designed to ensure compliance with the conditions of the Order. The Board, including a required majority of the Independent Directors, also reviewed the Co-Investment Policies of the Adviser to ensure that they are reasonably designed to prevent the Company from being disadvantaged by participation in the co-investment program. The Adviser and the Company’s Chief Compliance Officer will also provide reporting to the Board.
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
Subject to FINRA limitations on underwriting compensation and pursuant to a distribution plan adopted by the Company in compliance with Rules 12b-1 and 17d-3 under the 1940 Act, as if those rules applied to the Company, the Company will pay Blue Owl Securities servicing fees for ongoing services rendered to shareholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers:
•With respect to the Company’s outstanding Class S shares equal to 0.85% per annum of the aggregate net asset value of the Company’s outstanding Class S shares; and

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
•With respect to the Company’s outstanding Class D shares equal to 0.25% per annum of the aggregate net asset value of the Company’s outstanding Class D shares.
The Company will not pay an ongoing servicing fee with respect to the Company’s outstanding Class I shares.
The table below presents the incurred shareholder servicing fees with respect to Class S shares for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Shareholder servicing fees - Class S	$1,652	$1,814	$3,402	$3,471
Shareholder servicing fees - Class D	—	11	8	22
Total Shareholder Servicing Fees	$1,652	$1,825	$3,410	$3,493
The servicing fees will be paid monthly in arrears. Blue Owl Securities will reallow (pay) all or a portion of the ongoing servicing fees to participating broker-dealers and servicing broker-dealers for ongoing services performed by such broker-dealers, and will waive ongoing servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services. Because the ongoing servicing fees are calculated based on the Company’s net asset values for the Company’s Class S and Class D shares, they will reduce the net asset values or, alternatively, the distributions payable, with respect to the shares of each such class, including shares issued under its distribution reinvestment plan. The Company will cease paying ongoing servicing fees at the date at which total underwriting compensation from any source in connection with this offering equals 10% of the gross proceeds from its offering (excluding proceeds from issuances pursuant to it`s distribution reinvestment plan). This limitation is intended to ensure that the Company satisfies the requirements of FINRA Conduct Rule 2310, which provides that the maximum aggregate underwriting compensation from any source, including compensation paid from offering proceeds and in the form of “trail commissions,” payable to underwriters, broker-dealers, or affiliates thereof participating in an offering may not exceed 10% of gross offering proceeds, excluding proceeds received in connection with the issuance of shares through a distribution reinvestment plan.
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
Controlled, Affiliated/Non-Controlled and Affiliated Portfolio Companies
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
LSI Financing 1 DAC (“LSI Financing DAC”) is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing DAC. As of June 30, 2026, the fair value of the Company's investment in LSI Financing DAC was $2.1 million and the Company’s total commitment was $2.1 million. The Company does not consolidate its equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. An affiliate of the Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the Company’s pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of June 30, 2026, the fair value of the Company’s investment in LSI Financing LLC was $48.0 million and the Company’s total commitment was $70.1 million. The Company does not consolidate its equity interest in LSI Financing LLC.
BOCSO is a portfolio company formed to invest in alternative credit assets, including asset-based finance (ABF). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. On September 18, 2025, we made an initial equity contribution to BOCSO. As of June 30, 2026, the Company’s investment at fair value in BOCSO was $47.1 million and the Company’s total commitment was $47.3 million. The Company does not consolidate its equity interest in BOCSO.
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents our investments at amortized cost and fair value as of the following periods:

	As of June 30, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,553,371	$4,406,237	$5,488,669	$5,484,795
Second-lien senior secured debt investments	254,383	197,494	283,730	267,441
Unsecured debt investments	63,512	63,452	66,248	66,531
Preferred equity investments	189,122	164,403	177,173	173,230
Common equity investments	100,274	113,200	80,256	101,617
Specialty finance equity investments	93,025	97,207	86,202	89,389
Joint Ventures	16,512	14,920	24,325	24,133
Total Investments	$5,270,199	$5,056,913	$6,206,603	$6,207,136
The Company uses Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of June 30, 2026	As of December 31, 2025
Aerospace & Defense	1.3%	1.3%
Airlines	0.2	0.3
Application Software	16.5	15.6
Asset Based Lending and Fund Finance(2)	0.9	0.4
Banks	0.7	0.7

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of June 30, 2026	As of December 31, 2025
Beverages	0.2	0.2
Buildings & Real Estate	2.1	1.9
Building Products	0.1	0.1
Capital Markets	1.1	1.0
Commercial Services & Supplies	1.5	1.4
Construction & Engineering	0.1	0.2
Consumer Finance	0.6	0.5
Containers & Packaging	0.3	0.4
Diversified Consumer Services	2.4	2.9
Diversified Financial Services	6.9	7.8
Diversified Telecommunication Services(1)	—	0.0
Entertainment	1.0	1.1
Equity Real Estate Investment Trusts (REITs)	1.4	1.6
Food & Staples Retailing	2.7	2.3
Food Products	0.3	0.3
Health Care Equipment & Supplies	3.5	3.0
Health Care Providers & Services	4.3	6.1
Health Care Technology	13.3	12.4
Hotels, Restaurants & Leisure	0.7	0.7
Household Products	0.1	0.3
Industrial Conglomerates	0.8	0.8
Insurance	5.1	5.4
Internet & Direct Marketing Retail	0.6	0.5
IT Services	5.2	5.0
Joint Ventures(4)	0.3	0.4
Life Sciences Tools & Services	2.5	2.1
Machinery	—	0.6
Media	0.6	0.6
Multiline Retail	0.3	0.3
Pharmaceuticals(3)	1.2	1.2
Professional Services	5.9	5.7
Real Estate Management & Development	—	0.8
Specialty Retail	1.0	0.8
Systems Software	13.5	12.6
Water Utilities	0.3	0.2
Wireless Telecommunication Services	0.5	0.5
Total	100.0%	100.0%
_______________
(1)As of June 30, 2026 and December 31, 2025, our investment balance is insignificant (if applicable).
(2)Includes investment in BOCSO.
(3)Includes investments in LSI Financing DAC and LSI Financing LLC.
(4)Includes investments in Credit SLF and Blue Owl Leasing. See below, within Note 4, for more information.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below presents investments by geographic composition based on fair value as of the following periods:

	As of June 30, 2026	As of December 31, 2025
United States:
Midwest	12.2%	13.7%
Northeast	21.2	21.0
South	32.0	31.4
West	24.7	24.2
Canada	3.2	3.0
United Kingdom	3.3	4.1
Other international	3.4	2.6
Total	100.0%	100.0%

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Joint Ventures
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
The Company’s initial capital commitment to and economic ownership in Credit SLF was $2.5 million and 4.4%, respectively. On May 15, 2025, the Credit SLF Members modified their capital commitments to Credit SLF and the Company's capital commitment was increased to $8.7 million. On September 4, 2025, certain Credit SLF Members increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $16.2 million. In the first quarter of 2026, certain Credit SLF Members further increased their capital commitments to Credit SLF. The Company’s commitment of $16.2 million did not change and was fully funded as of June 30, 2026.
As of June 30, 2026, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$446,460	$431,928	64.4%
Blue Owl Capital Corporation II(2)	244	244	0.0
Blue Owl Credit Income Corp.	136,419	99,482	14.8
Blue Owl Technology Finance Corp.	53,812	39,656	5.9
Blue Owl Technology Income Corp.	16,161	16,161	2.4
State Teachers Retirement System of Ohio	93,299	83,924	12.5
Total	$746,395	$671,395	100.0%
_______________
(1)    This represents each equity holder’s ownership percentage at June 30, 2026 based on net contributed capital.
(2) Economic ownership interest for Blue Owl Capital Corporation II is 0.04%
The table below sets forth Credit SLF’s consolidated financial data as of and for the following periods:

	June 30, 2026	December 31, 2025
Consolidated Balance Sheet Data
Cash	$258,490	$124,718
Investments at fair value	2,624,338	2,343,367
Total Assets	2,903,962	2,477,523
Total Debt (net of unamortized debt issuance costs)	2,069,196	1,728,363
Total Liabilities	2,296,807	1,863,454
Total Credit SLF Members’ Equity	607,155	614,069

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Consolidated Statement of Operations Data
Income
Investment income	$42,053	$31,420	$83,057	$55,117
Expenses
Net operating expenses	26,186	18,482	51,216	32,139
Net investment income (loss)	$15,867	$12,938	$31,841	$22,978
Total net realized and unrealized gain (loss)	(7,626)	9,319	(59,616)	(6,785)
Net increase (decrease) in Credit SLF Members’ Equity resulting from operations	$8,241	$22,257	$(27,775)	$16,193
The Company’s proportional share of Credit SLF’s distributions for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Dividend income	$391	$66	$712	$93
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
As of June 30, 2026, the capital commitment, called capital and economic ownership of each Blue Owl Leasing Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$860	$860	2.2%
Blue Owl Capital Corporation II	90	90	0.2%
Blue Owl Credit Income Corp.	30,952	1,900	4.7%
Blue Owl Technology Finance Corp.	8,955	800	2.0%
Blue Owl Technology Income Corp.	3,918	350	0.9%
Blue Owl Alternative Credit Fund	31,000	31,000	77.5%
California State Teachers Retirement System	10,825	5,000	12.5%
Total	$86,600	$40,000	100.0%
_______________
(1)     This represents each equity holder’s ownership percentage at June 30, 2026, based on net contributed capital.
The table below sets forth Blue Owl Leasing’s consolidated financial data as of and for the following periods:

	As of June 30, 2026	As of December 31, 2025(1)
Consolidated Balance Sheet Data
Cash	$3,344	$34,555
Investments at fair value	39,680	39,628
Total Assets	43,407	74,531
Total Debt (net of unamortized debt issuance costs)	2,512	9,754
Total Liabilities	3,486	10,076
Total Blue Owl Leasing Members’ Equity	39,921	64,455
______________
(1)     Blue Owl Leasing’s date of inception was June 30, 2025.

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
Consolidated Statement of Operations Data
Income
Investment income	$1,044	$2,087
Expenses
Net operating expenses	785	1,656
Net investment income (loss)	$259	$431
Total net realized and unrealized gain (loss)	132	(107)
Net Increase (Decrease) in Blue Owl Leasing Members’ Equity Resulting From Operations	$391	$324

The Company’s proportional shares of Blue Owl Leasing’s distributions for the following periods:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
Dividend income	$6	$6

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
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2026 and December 31, 2025, the Company’s asset coverage was 215% and 223%, respectively.
The tables below present debt obligations as of the following periods:

	As of June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Unused Portion(1)	Amount Available(2)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(3)	$1,050,000	$443,865	$606,135	$525,428	$(6,734)	$437,131
SPV Asset Facility I	750,000	429,000	321,000	62,874	(4,797)	424,203
SPV Asset Facility II	500,000	225,250	274,750	33,650	(3,124)	222,126
SPV Asset Facility III	550,000	350,000	200,000	30,610	(6,605)	343,395
SPV Asset Facility IV	750,000	441,500	308,500	128,150	(4,655)	436,845
Athena CLO III	270,000	270,000	—	—	(2,052)	267,948
Series 2023B-A Notes	100,000	100,000	—	—	(462)	99,538
Series 2023B-B Notes	75,000	75,000	—	—	(154)	74,846
Total Debt	$4,045,000	$2,334,615	$1,710,385	$780,712	$(28,583)	$2,306,032
_______________
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each credit facility’s borrowing base.
(3)As of June 30, 2026, the Company’s Revolving Credit Facility borrowing base value was $944.2 million excluding cash.

	As of December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion(1)	Amount Available(2)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(3)	$1,050,000	$294,565	$755,435	$755,435	$(7,735)	$286,830
SPV Asset Facility I	750,000	497,000	253,000	66,742	(5,626)	491,374
SPV Asset Facility II	500,000	320,250	179,750	78,842	(3,589)	316,661
SPV Asset Facility III	550,000	550,000	—	—	(6,929)	543,071
SPV Asset Facility IV	750,000	629,500	120,500	53,978	(5,840)	623,660
Athena CLO III	270,000	270,000	—	—	(2,188)	267,812
Series 2023A Notes	100,000	100,000	—	—	(207)	99,793
Series 2023B-A Notes	100,000	100,000	—	—	(552)	99,448
Series 2023B-B Notes	75,000	75,000	—	—	(293)	74,707
Total Debt	$4,145,000	$2,836,315	$1,308,685	$954,997	$(32,959)	$2,803,356
_______________
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each credit facility’s borrowing base.
(3)As of December 31, 2025, the Company’s Revolving Credit Facility borrowing base value was $1.09 billion excluding cash.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$39,141	$41,309	$83,881	$80,700
Amortization of debt issuance costs	2,435	1,716	4,880	3,401
Total Interest Expense	$41,576	$43,025	$88,761	$84,101

Average interest rate(1)	6.5%	6.8%	6.4%	6.9%
Average daily borrowings(1)	$2,404,503	$2,433,091	$2,626,353	$2,356,060
_______________
(1)    Averages are calculated based on annualized amounts.
Revolving Credit Facility
On May 2, 2022, the Company entered into a Senior Secured Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent. On October 21, 2024, (the “Revolving Credit Facility Third Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date and make various other changes. The following describes the terms of the Revolving Credit Facility as modified through June 27, 2025.
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
The Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $1.05 billion, which is comprised of (a) a term loan in an initial amount of $125.0 million, and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in an amount of up to $925.0 million (the Revolving Credit Facility increased from $875.0 million to $925.0 million on June 27, 2025). The amount available for borrowing under the revolving credit facility commitments of the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.75 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Unsecured Notes
Series 2023A Notes
On July 6, 2023, the Company entered into a Master Note Purchase Agreement (the “Series 2023A Note Purchase Agreement”) governing the issuance of $100.0 million in aggregate principal amount of Series 2023A Notes, due July 6, 2026, with a fixed interest rate of 8.25% per year (the “Series 2023A Notes”), to qualified institutional investors in a private placement. The Series 2023A Notes are guaranteed by OR Tech Lending IC LLC, ORTIC BC 1 LLC and ORTIC BC 2 LLC, subsidiaries of the Company. On May 15, 2026, the Company redeemed in full all $100.0 million in aggregate principal amount of the Series 2023A Notes at 100.0% of their principal amount, plus the accrued interest thereon through, but excluding, May 15, 2026.
Interest on the Series 2023A Notes was due semiannually on January 6 and July 6 each year, beginning on January 6, 2024. The Series 2023A Notes were general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The Series 2023A Note Purchase Agreement contained customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, a minimum net worth of $347.1 million and a minimum asset coverage ratio of 1.50 to 1.00.
The Series 2023A Note Purchase Agreement also contained customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.
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
In addition, in the event that a Below Investment Grade Event (as defined in the Series 2023B-A Note Purchase Agreement) occurs, the Series 2023B-A Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the Series 2023B-A Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the Series 2023B-A Note Purchase Agreement) occurs, the Series 2023B-A Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the Series 2023B-A Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Secured Debt Ratio Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the Series 2023B-A Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the Series 2023B-A Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Series 2023B-B Notes
On December 20, 2023, the Company entered into a Note Purchase Agreement (the “Series 2023B-B Note Purchase Agreement”) governing the issuance of $75.0 million in aggregate principal amount of Series 2023B Senior Notes, Tranche B, due January 15, 2027, with a floating interest rate per annum equal to the Benchmark (which is based on the CME TSFR3M Index Screen Rate and more fully defined in the Series 2023B-B Note Purchase Agreement) plus 4.45% (445 basis points) (the “Series 2023B-B Notes”), to qualified institutional investors in a private placement. The Series 2023B-B Notes are guaranteed by OR Tech Lending IC LLC, ORTIC BC 1 LLC and ORTIC BC 2 LLC, subsidiaries of the Company.
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
Maturity of Debt Obligations
The table below presents a summary of the Company’s contractual payment obligations under credit facilities and notes as of June 30, 2026:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$443,865	$—	$—	$443,865	$—
SPV Asset Facility I	429,000	—	429,000	—	—
SPV Asset Facility II	225,250	—	—	225,250	—
SPV Asset Facility III	350,000	—	—	—	350,000
SPV Asset Facility IV	441,500	—	—	—	441,500
Athena CLO III	270,000	—	—	—	270,000
Series 2023B-A Notes	100,000	—	100,000	—	—
Series 2023B-B Notes	75,000	75,000	—	—	—
Total Contractual Obligations	$2,334,615	$75,000	$529,000	$669,115	$1,061,500

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 6. Fair Value of Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash	$108,640	$—	$—	$108,640
Investments:
First-lien senior secured debt investments	—	348,713	4,057,524	4,406,237
Second-lien senior secured debt investments	—	65,731	131,763	197,494
Unsecured debt investments	—	—	63,452	63,452
Preferred equity investments	—	—	164,403	164,403
Common equity investments	12,910	7,201	73,949	94,060
Specialty finance equity investments	—	—	2,064	2,064
Subtotal	12,910	421,645	4,493,155	4,927,710
Investments measured at NAV(1)	—	—	—	129,203
Total Investments at Fair Value	$12,910	$421,645	$4,493,155	$5,056,913
Derivatives:
Derivative assets	$—	$1,005	$—	$1,005
Derivative liabilities	—	—	—	—
_______________
(1)Includes but not limited to investments in BOCSO, Credit SLF, LSI Financing LLC, Blue Owl Leasing and Stripe Blue Owl Holdings LLC (“Stripe Blue Owl”), which are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash	$153,225	$—	$—	$153,225

Investments:
First-lien senior secured debt investments	—	681,894	4,802,901	5,484,795
Second-lien senior secured debt investments	—	106,187	161,254	267,441
Unsecured debt investments	—	—	66,531	66,531
Preferred equity investments	—	—	173,230	173,230
Common equity investments	—	10,925	88,586	99,511
Specialty finance equity investments	—	—	2,623	2,623
Subtotal	—	799,006	5,295,125	6,094,131
Investments measured at Net Asset Value (“NAV”)(1)	—	—	—	113,005
Total Investments at Fair Value	$—	$799,006	$5,295,125	$6,207,136
Derivatives:
Derivative assets	$—	$—	$—	$—
Derivative liabilities	—	429	—	429
_______________
(1)Includes investments in Credit SLF, LSI Financing LLC, BOCSO, Blue Owl Leasing and Stripe Blue Owl which are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The tables below present changes in fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended June 30, 2026
	Debt Investments			Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$4,142,341	$117,845	$62,454	$171,367	$82,255	$2,662	$4,578,924
Purchases of investments, net	84,466	—	—	—	1,222	—	85,688
Payment-in-kind	5,376	1,149	972	6,435	—	—	13,932
Proceeds from investments, net	(164,093)	—	—	(96)	(25,877)	(586)	(190,652)
Net change in unrealized gain (loss)	(4,393)	(6,252)	19	(13,452)	5,632	(12)	(18,458)
Net realized gains (losses)	2,423	—	—	96	10,717	—	13,236
Net accretion/amortization of discount/premium on investments	2,513	49	7	53	—	—	2,622
Transfers into (out of) Level 3(1)	(11,109)	18,972	—	—	—	—	7,863
Fair Value, End of Period	$4,057,524	$131,763	$63,452	$164,403	$73,949	$2,064	$4,493,155
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended June 30, 2026, transfers into(out of) Level were a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Six Months Ended June 30, 2026
	Debt Investments			Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$4,802,901	$161,254	$66,531	$173,230	$88,586	$2,623	$5,295,125
Purchases of investments, net	129,530	33	—	4,000	4,052	—	137,615
Payment-in-kind	10,808	2,290	2,003	8,876	—	—	23,977
Proceeds from investments, net	(799,749)	—	(4,780)	(1,181)	(25,877)	(586)	(832,173)
Net change in unrealized gain (loss)	(78,818)	(13,957)	(344)	(20,775)	(3,529)	27	(117,396)
Net realized gains (losses)	3,263	—	29	96	10,717	—	14,105
Net accretion/amortization of discount/premium on investments	5,709	70	13	157	—	—	5,949
Transfers into (out of) Level 3(1)	(16,120)	(17,927)	—	—	—	—	(34,047)
Fair Value, End of Period	$4,057,524	$131,763	$63,452	$164,403	$73,949	$2,064	$4,493,155
______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended June 30, 2026, transfers into/(out of) Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of and for the Three Months Ended June 30, 2025
	Debt Investments			Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$3,830,095	$135,061	$60,284	$148,221	$54,917	$3,048	$4,231,626
Purchases of investments, net	428,468	56,928	—	13,390	904	—	499,690
Payment-in-kind	4,103	3,004	995	5,887	—	—	13,989
Proceeds from investments, net	(77,554)	(57,609)	—	(3,142)	—	(394)	(138,699)
Net change in unrealized gain (loss)	8,421	(2,223)	(6)	2,224	2,410	(209)	10,617
Net realized gains (losses)	1,536	—	—	31	—	—	1,567
Net accretion/amortization of discount/premium on investments	3,013	559	6	150	—	—	3,728
Transfers into (out of) Level 3(1)	(98,310)	(12,438)	—	—	—	—	(110,748)
Fair Value, End of Period	$4,099,772	$123,282	$61,279	$166,761	$58,231	$2,445	$4,511,770
______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended June 30, 2025, transfers into/(out of) Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Six Months Ended June 30, 2025
	Debt investments			Equity investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$3,601,677	$122,347	$59,333	$171,478	$52,144	$3,102	$4,010,081
Purchases of investments, net	848,024	56,928	—	13,390	9,657	—	927,999
Payment-in-kind	6,875	5,117	1,945	8,471	—	—	22,408
Proceeds from investments, net	(311,437)	(57,609)	—	(29,054)	—	(394)	(398,494)
Net change in unrealized gain (loss)	10,560	(4,122)	(11)	1,552	4,159	(263)	11,875
Net realized gains (losses)	1,543	—	—	288	—	—	1,831
Net accretion/amortization of discount/premium on investments	8,224	621	12	636	—	—	9,493
Transfers into (out of) Level 3(1)	(65,694)	—	—	—	(7,729)	—	(73,423)
Fair Value, End of Period	$4,099,772	$123,282	$61,279	$166,761	$58,231	$2,445	$4,511,770
______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occur. For the period ended June 30, 2025, transfers into/(out of) Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below presents information with respect to net change in unrealized gains (loss) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
First-lien senior secured debt investments	$(3,271)	$10,122	$(74,989)	$14,679
Second-lien senior secured debt investments	(6,252)	(1,724)	(13,957)	(4,153)
Unsecured debt investments	19	(6)	(344)	(11)
Preferred equity investments	(13,452)	2,225	(20,775)	1,554
Common equity investments	4,756	2,410	(3,537)	4,159
Specialty finance equity investments	(12)	(210)	27	(265)
Total Investments	$(18,212)	$12,817	$(113,575)	$15,963
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

	As of June 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$4,037,587	Yield Analysis	Market Yield	7.1% - 23.8% (10.2%)	Decrease
	11,580	Recovery Analysis	Recovery Rate	53.5% - 100.0% (55.1%)	Increase
	8,357	Transaction	Transaction Price	99.0% - 99.6% (99.5%)	Increase
Second-lien senior secured debt investments	$131,763	Yield Analysis	Market Yield	13.6% - 32.9% (17.4%)	Decrease
Unsecured debt investments(1)	$60,624	Yield Analysis	Market Yield	11.5% - 14.7% (13.0%)	Decrease
Preferred equity investments	$112,735	Yield Analysis	Market Yield	12.9% - 38.6% (19.8%)	Decrease
	38,185	Market Approach	Revenue Multiple	4.4x - 41.3x (13.7x)	Increase
	9,728	Market Approach	EBITDA Multiple	9.50x - 9.50x (9.50x)	Increase
	3,755	Recovery Analysis	Recovery Rate	24.8% - 24.8% (24.8%)	Increase
Common equity investments	$38,782	Market Approach	EBITDA Multiple	9.0x - 27.8x (12.9x)	Increase
	29,401	Market Approach	Revenue Multiple	4.3x - 47.5x (12.8x)	Increase
	5,460	Market Approach	Market Adjustment Factor	(13.1)% - 26.3% (6.0%)	Increase
	225	Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	81	Option Pricing Model	Volatility	70.0% - 70.0% (70.0%)	Increase
Specialty finance equity investments	$2,064	Yield Analysis	Market Yield	11.8% - 11.8% (11.8%)	Decrease
______________
(1)Excludes $2.8 million of unsecured level 3 investments based on indicative quotes.

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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The tables below present the carrying and fair values of the Company’s debt obligations as of the following periods:

	As of June 30, 2026			As of December 31, 2025
	Net Carrying Value(1)	Debt Issuance Costs	Fair Value	Net Carrying Value(1)	Debt Issuance Costs	Fair Value
Revolving Credit Facility	$437,131	$(6,734)	$437,131	$286,830	$(7,735)	$286,830
SPV Asset Facility I	424,203	(4,797)	424,203	491,374	(5,626)	491,374
SPV Asset Facility II	222,126	(3,124)	222,126	316,661	(3,589)	316,661
SPV Asset Facility III	343,395	(6,605)	343,395	543,071	(6,929)	543,071
SPV Asset Facility IV	436,845	(4,655)	436,845	623,660	(5,840)	623,660
Athena CLO III	267,948	(2,052)	267,948	267,812	(2,188)	267,812
Series 2023A Notes	—	—	—	99,793	(207)	100,000
Series 2023B-A Notes	99,538	(462)	100,000	99,448	(552)	100,000
Series 2023B-B Notes	74,846	(154)	75,000	74,707	(293)	75,000
Total Debt	$2,306,032	$(28,583)	$2,306,648	$2,803,356	$(32,959)	$2,804,408
______________
(1)Carrying values are presented net of debt issuance costs.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

	As of June 30, 2026	As of December 31, 2025
Level 1	$—	$—
Level 2	—	—
Level 3	2,306,648	2,804,408
Total Debt	$2,306,648	$2,804,408
Financial Instruments Not Carried at Fair Value
As of June 30, 2026 and December 31, 2025, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short term maturities. These financial instruments would be categorized as Level 3 within the fair value hierarchy.

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
The table below presents the fair value and notional value of the derivative assets and liabilities for the following periods:

		As of June 30, 2026			As of December 31, 2025
	Counterparty	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Derivatives not designated as hedges:(1)
Foreign currency forward contract GBP	SMBC Capital Markets, Inc.	£7,800	$10,567	$(10,345)	£7,800	$10,320	$(10,509)
Foreign currency forward contract EUR	SMBC Capital Markets, Inc.	€38,636	45,233	(44,450)	€16,482	19,286	(19,526)
Total Derivatives not Designated as Hedges			$55,800	$(54,795)		$29,606	$(30,035)

(1)The net fair value of the derivatives designated is recorded in prepaid expenses and other assets or accrued expenses and other liabilities in the Consolidated Statements of Assets and Liabilities.
The table below presents net unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the following periods:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
Derivatives not designated as hedges:
Foreign currency forward contract GBP	$108	$411
Foreign currency forward contract EUR	632	1,023
Total Net Change in Unrealized Gain (Loss)(1)	740	1,434
_______________
(1)     Recorded and recognized as components of translation of assets and liabilities in foreign currencies and other transactions in the Consolidated Statements of Operations.
The Company did not hold any foreign currency forward contracts for the three and six months ended June 30, 2025.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 8. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding unfunded commitments as of the following periods:

	As of June 30, 2026	As of December 31, 2025
Revolving loan commitments	$291,752	$364,759
Delayed draw loan commitments	302,198	459,339
Debt commitments	$593,950	$824,098

Specialty finance equity commitments	$26,400	$31,038
Common equity commitments	2,395	3,977
Equity commitments	$28,795	$35,015

Total Unfunded Commitments	$622,745	$859,113
As of June 30, 2026, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments that the Company may be required to fund.
Organizational and Offering Costs
The table below presents the total amount of organization and offering costs, inclusive of organization and offering costs deferred under the expense deferral agreement, incurred by the Adviser and its affiliates since inception and charged to the Company as of the following dates:

	As of June 30, 2026	As of December 31, 2025
Organizational and offering costs incurred by the Adviser	$4,936	$4,936
Organizational and offering costs charged to the Company(1)	4,936	4,936
_____________
(1)As of June 30, 2026, $3.8 million relates to offering costs and $1.1 million relates to organizational costs. The organizational costs were incurred by the Adviser prior to the Company meeting the first installment of the Expense Deferral Agreement. The organizational costs were subsequently incurred in the Consolidated Statements of Operations as professional fees and other general and administrative as the Company met the expense deferral installments applicable for those periods.
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
The table below presents the total amount of organization and offering costs incurred by the Adviser and its affiliates and charged to the Company for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Organizational and offering costs incurred by the Adviser	$—	$88	$—	$163
Organizational and offering costs charged to the Company	—	88	—	731
Expense Deferral Agreement
The Adviser has agreed to incur and pay certain expenses pursuant to the Expense Deferral Agreement prior to April 30, 2023. The Company will be obligated to reimburse the aggregate amount of expenses previously paid by the Adviser in eighteen equal installments, upon meeting specified conditions.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below presents the total amount of expenses incurred by the Adviser under the Expense Deferral Agreement as of the following periods:

	As of June 30, 2026	As of December 31, 2025
Expenses incurred by the Adviser	$7,679	$7,679
Organizational and offering costs incurred by the Adviser	4,299	4,299
Total Expenses Incurred by the Adviser	$11,978	$11,978
The first installment became an obligation of the Company on December 1, 2023, when the Company reached $1.75 billion in Net Subscriptions received from the sale of the Company’s common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75.0 million in Net Subscriptions received from the sale of the Company’s common shares thereafter.
The table below presents the number of installments and the amount the Company became obligated to reimburse the Adviser for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Number of installments met by the Company	0	0	0	3

Expenses reimbursed to the Adviser	$—	$—	$—	$1,428
Organizational and offering costs reimbursed to the Adviser	—	—	—	568
Total Expenses Reimbursed to the Adviser	$—	$—	$—	$1,996
As of March 31, 2025, the Company met the final installment under the expense deferral agreement and there were no expenses remaining. See “Note 3 — Agreements and Related Party Transactions.”
Other Commitments and Contingencies
In the ordinary course of business, the Company may guarantee certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. The Company evaluates the probability of a loss under these guarantee arrangements, if any, periodically. The Company historically has not recorded a related liability as it considers the probability of a loss from the guarantees to be remote.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026, the Company was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Note 9. Net Assets
Authorized Capital and Share Class Description
In connection with its formation, the Company has the authority to issue the following shares:

Classification	Number of Shares	Par Value
Class S Shares	1,000,000,000	$0.01
Class D Shares	1,000,000,000	$0.01
Class I Shares	1,000,000,000	$0.01
Total	3,000,000,000
The Company’s Class S shares are not subject to upfront selling commissions; however, if Class S shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charge to 3.5% of the net offering price per share for each Class S share. Pursuant to a distribution plan adopted by the Company in compliance with Rules 12b-1 and 17d-3 under the 1940 Act, as if those rules applied to the Company, the Company’s Class S shares are subject to annual ongoing services fees of 0.85% of the current net asset value of such shares, as determined in accordance with FINRA rules.

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
Common Stock Activity
The tables below present transactions with respect to shares of the Company’s common stock for the following periods:

	For the Three Months Ended June 30, 2026
	S		D		I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	167,903	$1,653	—	$—	187,504	$1,842	355,407	$3,495
Shares/gross proceeds from the private placements	—	—	—	—	1,004,678	9,880	1,004,678	9,880
Share transfer between classes(1)	(197,294)	(1,942)	(882,917)	(8,670)	1,080,211	10,612	—	—
Reinvestment of distributions	850,279	8,358	5,420	53	1,982,230	19,494	2,837,929	27,905
Repurchased shares	(2,759,488)	(26,765)	—	—	(11,679,419)	(113,291)	(14,438,907)	(140,056)
Total shares/gross proceeds	(1,938,600)	(18,696)	(877,497)	(8,617)	(7,424,796)	(71,463)	(10,240,893)	(98,776)
Sales load	—	(4)	—	—	—	—	—	(4)
Total Shares/Net Proceeds	(1,938,600)	$(18,700)	(877,497)	$(8,617)	(7,424,796)	$(71,463)	(10,240,893)	$(98,780)
_______________
(1) In certain cases, and subject to the Dealer Manager’s approval, including in situations where a holder of Class S or Class D shares exits a relationship with a participating broker-dealer for this offering and does not enter into a new relationship with a participating broker-dealer for this offering, such holder’s shares may be exchanged into an equivalent net asset value amount of Class I shares.

	For the Six Months Ended June 30, 2026
	S		D		I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	1,800,096	$18,324	16,885	$175	3,070,619	$31,490	4,887,600	$49,989
Shares/gross proceeds from the private placements	—	—	—	—	5,947,227	60,118	5,947,227	60,118
Share transfer between classes(1)	(1,106,709)	(11,083)	(882,917)	(8,670)	1,989,626	19,753	—	—
Reinvestment of distributions	1,760,048	17,640	18,923	191	4,037,633	40,481	5,816,604	58,312
Repurchased shares	(16,747,589)	(169,924)	(1,032,371)	(10,691)	(65,271,859)	(661,983)	(83,051,819)	(842,598)
Total shares/gross proceeds	(14,294,154)	(145,043)	(1,879,480)	(18,995)	(50,226,754)	(510,141)	(66,400,388)	(674,179)
Sales load	—	(90)	—	—	—	—	—	(90)
Total Shares/Net Proceeds	(14,294,154)	$(145,133)	(1,879,480)	$(18,995)	(50,226,754)	$(510,141)	(66,400,388)	$(674,269)
_______________
(1) In certain cases, and subject to the Dealer Manager’s approval, including in situations where a holder of Class S or Class D shares exits a relationship with a participating broker-dealer for this offering and does not enter into a new relationship with a participating broker-dealer for this offering, such holder’s shares may be exchanged into an equivalent net asset value amount of Class I shares.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Three Months Ended June 30, 2025
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
_______________
(1)In certain cases, and subject to the Dealer Manager’s approval, including in situations where a holder of Class S or Class D shares exits a relationship with a participating broker-dealer for this offering and does not enter into a new relationship with a participating broker-dealer for this offering, such holder’s shares may be exchanged into an equivalent net asset value amount of Class I shares.

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
______________
(1) In certain cases, and subject to the Dealer Manager’s approval, including in situations where a holder of Class S or Class D shares exits a relationship with a participating broker-dealer for this offering and does not enter into a new relationship with a participating broker-dealer for this offering, such holder’s shares may be exchanged into an equivalent net asset value amount of Class I shares.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The changes to the Company’s offering price per share since the commencement of the Company’s initial continuous public offering and associated effective dates of such changes were as follows:

	For the Three and Six Months Ended June 30, 2026
	S			D			I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2026	$10.38	$—	$10.38	$10.38	$—	$10.38	$10.38	$—	$10.38
February 2, 2026	10.27	—	10.27	10.27	—	10.27	10.27	—	10.27
March 2, 2026	9.97	—	9.97	9.97	—	9.97	9.97	—	9.97
April 1, 2026	9.82	—	9.82	9.82	—	9.82	9.82	—	9.82
May 1, 2026	9.84	—	9.84	9.84	—	9.84	9.84	—	9.84
June 1, 2026	9.84	—	9.84	9.84	—	9.84	9.84	—	9.84
_______________
(1)Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2)Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

	For the Three and Six Months Ended June 30, 2025
	S			D			I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2025	$10.42	$—	$10.42	$10.42	$—	$10.42	$10.42	$—	$10.42
February 3, 2025	10.43	—	10.43	10.43	—	10.43	10.43	—	10.43
March 3, 2025	10.39	—	10.39	10.39	—	10.39	10.39	—	10.39
April 1, 2025	10.34	—	10.34	10.34	—	10.34	10.34	—	10.34
May 1, 2025	10.31	—	10.31	10.31	—	10.31	10.31	—	10.31
June 2, 2025	10.35	—	10.35	10.35	—	10.35	10.35	—	10.35
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Distributions
The Board intends to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.
The tables below present cash distributions per share that were recorded for the following periods:

For the Three and Six Months Ended June 30, 2026
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)(3)
				S	D	I
November 4, 2025	January 30, 2026	February 25, 2026	$0.074775	$5,481	$79	$16,003
February 18, 2026	February 27, 2026	March 30, 2026	0.074775	5,570	80	16,392
February 18, 2026	March 31, 2026	April 28, 2026	0.074775	5,286	78	15,635
February 18, 2026	April 30, 2026	May 26, 2026	0.074775	5,369	13	15,786
May 5, 2026	May 29, 2026	June 23, 2026	0.074775	5,365	13	15,860
May 5, 2026	June 30, 2026	July 27, 2026	0.074775	5,188	13	15,080
		Total	$0.448650	$32,259	$276	$94,756
_______________
(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.
(3)Excludes distribution declared on May 5, 2026, in the amount of $0.074775 per share, payable on or before August 31, 2026, to the shareholders of record as of July 31, 2026.

For the Three and Six Months Ended June 30, 2025
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The Company intends to limit the number of shares to be repurchased in each quarter to no more than 5.00% of its outstanding shares of common stock. Any periodic repurchase offers are subject in part to the Company’s available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While the Company intends to continue to conduct quarterly tender offers as described above, the Company is not required to do so and may suspend, modify or terminate the share repurchase program at any time.
The tables below present the share repurchase activity of the Company:

For the Three and Six Months Ended June 30, 2026
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
November 26, 2025	I	January 8, 2026	$415,464	$10.38	40,025,443
November 26, 2025	S	January 8, 2026	107,456	10.38	10,352,290
November 26, 2025	D	January 8, 2026	10,259	10.38	988,298
February 27, 2026	I	March 31, 2026	133,228	9.82	13,566,997
February 27, 2026	S	March 31, 2026	35,703	9.82	3,635,811
February 27, 2026	D	March 31, 2026	432	9.82	44,073
May 26, 2026	I	June 30, 2026	113,291	9.70	11,679,419
May 26, 2026	S	June 30, 2026	26,765	9.70	2,759,488
Total			$842,598		83,051,819

For the Three and Six Months Ended June 30, 2025
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 26, 2025	I	March 31, 2025	$82,728	$10.34	8,000,727
February 26, 2025	S	March 31, 2025	15,662	10.34	1,514,802
February 26, 2025	D	March 31, 2025	147	10.34	14,197
May 23, 2025	I	June 30, 2025	130,914	10.37	12,624,263
May 23, 2025	S	June 30, 2025	16,306	10.37	1,572,626
Total			$245,757		23,726,615
Note 10. Earnings Per Share
The tables below present the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended June 30,
	2026			2025
	S	D	I	S	D	I
Increase (decrease) in net assets resulting from operations	$6,415	$22	$21,191	$20,323	$466	$64,313
Weighted average shares of common stock outstanding—basic and diluted	79,233,053	188,688	212,049,664	82,517,692	1,765,605	241,165,082
Earnings (loss) per common share—basic and diluted	$0.08	$0.12	$0.10	$0.25	$0.26	$0.27

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Six Months Ended June 30,
	2026			2025
	S	D(1)	I	S	D	I
Increase (decrease) in net assets resulting from operations	$(23,196)	$(356)	$(53,718)	$30,819	$717	$101,570
Weighted average shares of common stock outstanding—basic and diluted	80,780,475	675,731	216,428,556	79,039,491	1,693,430	236,327,342
Earnings (loss) per common share—basic and diluted	$(0.29)	$(0.53)	$(0.25)	$0.39	$0.42	$0.43
_______________
(1)On April 2, 2026, approximately 80% of the outstanding Class D shares were converted into Class I shares. As a result, the weighted average Class D shares outstanding used in the calculation of EPS for the six months ended June 30, 2026 was significantly reduced, resulting in Class D EPS for the period to appear lower than it otherwise would have absent the conversion. When calculated as the aggregate of the monthly EPS, each determined by dividing monthly increase (decrease) in net assets resulting from operations by the weighted average Class D shares outstanding for the applicable month, Class D EPS for the six months ended June 30, 2026, was $(0.25) per share.
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
For the three and six months ended June 30, 2026 and 2025, the Company did not record U.S. federal excise tax.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 12. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Six Months Ended June 30,
	2026			2025
	S	D	I	S	D	I
Per share data:
Net asset value, at beginning of period	$10.38	$10.38	$10.38	$10.42	$10.42	$10.42
Results of operations:
Net investment income(1)	0.38	0.40	0.42	0.43	0.47	0.48
Net realized and unrealized gain (loss)(2)	(0.65)	(0.65)	(0.65)	(0.05)	(0.05)	(0.05)
Net increase (decrease) in net assets resulting from operations	(0.27)	(0.25)	(0.23)	0.38	0.42	0.43
Distributions:
Net increase (decrease) in net assets from shareholders' distributions(3)	(0.41)	(0.44)	(0.45)	(0.43)	(0.47)	(0.48)
Total increase (decrease) in net assets	(0.68)	(0.69)	(0.68)	(0.05)	(0.05)	(0.05)
Net Asset Value, at End of Period(4)	$9.70	$9.70	$9.70	$10.37	$10.37	$10.37

Total Return(5)	(2.6)%	(2.4)%	(2.2)%	3.8%	4.1%	4.2%

Ratios:
Ratio of net expenses to average net assets(6)(7)(8)	9.6%	6.6%	8.7%	9.0%	8.2%	8.3%
Ratio of net investment income to average net assets(6)(7)(8)	7.5%	4.6%	8.2%	8.6%	9.2%	9.6%
Portfolio turnover rate	2.9%	2.9%	2.9%	22.5%	22.5%	22.5%

Supplemental Data:
Weighted-average shares outstanding	80,780,475	675,731	216,428,556	79,039,491	1,693,430	236,327,342
Shares outstanding, end of period	76,679,570	179,836	201,677,841	83,196,607	1,823,268	233,680,195
Net assets, end of period	$743,628	$1,744	$1,955,946	$862,831	$18,905	$2,424,233
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
(3)Distributions per share were calculated using shares outstanding at the respective record date.
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
(6)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the six months ended June 30, 2026, the total operating expenses to average net assets were 9.6%, 6.6%, 8.7% for Class S, Class D and Class I common stock, respectively, prior to management fee waivers, if any. For the six months ended June 30, 2025, the total operating expenses to average net assets were 9.0%, 8.2%, 8.3% for Class S, Class D and Class I common stock, respectively, prior to management fee waivers, if any.
(7)The ratio reflects an annualized amount for the six months ended June 30, 2026 and 2025, except in the case of non-recurring expenses (e.g. initial organization expenses) and offering expenses, where applicable.
(8)On April 2, 2026, approximately 80% of the outstanding Class D shares were converted into Class I shares. As a result, the average Class D net assets used in the calculation of the ratio of net expenses to average net assets and ratio of net investment income to average net assets for the six months ended June 30, 2026, were significantly reduced, resulting in Class D ratios for the period to appear lower than they otherwise would have absent the conversion. When calculated as the aggregate of the monthly ratio, each determined by dividing monthly net expenses or net investment income, as applicable, by the average net assets for Class D shares for the applicable month, Class D ratio of net expenses to average net assets and ratio of net investment income to average net assets for the six months ended June 30, 2026, were 8.7% and 6.1% respectively.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of these financial statements. There have been no subsequent events to disclose except for the following:
Distributions
On August 4, 2026, the Company’s Board approved a distribution of $0.074775 per share, payable on or before September 30, 2026, to the shareholders of record as of August 31, 2026, a distribution of $0.074775 per share, payable on or before October 30, 2026, to the shareholders of record as of September 30, 2026, and a distribution of $0.074775 per share, payable on or before November 30, 2026, to the shareholders of record as of October 30, 2026.
Raise Proceeds
Subsequent to June 30, 2026 and through August 2, 2026, the Company has issued approximately 88,969 shares of its Class S common stock and approximately 287,113 shares of its Class I common stock and has raised total gross proceeds of approximately $0.9 million and $2.8 million, respectively. In addition, the Company received $1.4 million in subscription payments which the Company accepted on August 3, 2026 which is pending the Company’s determination of the net asset value per share applicable to such purchase.
SPV Asset Facility I Commitment Reduction
On July 2, 2026, Tech Income Funding I, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company, as collateral administrator, collateral agent and collateral custodian, reduced the commitments under the SPV Asset Facility I by $275.0 million to $475.0 million.
SPV Asset Facility II Commitment Reduction
On July 2, 2026, Tech Income Funding II, as borrower, the Company, as collateral manager and equityholder, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, and State Street Bank and Trust Company, as custodian, collateral agent and collateral administrator, reduced the commitments under the SPV Asset Facility II by $150.0 million to $350.0 million.
SPV Asset Facility IV Commitment Reduction
On July 2, 2026, Tech Income Funding IV, as borrower, the lenders referred to therein, The Bank of Nova Scotia, as administrative agent, and State Street Bank and Trust Company, as collateral agent, collateral administrator, custodian and document custodian, reduced the commitments under the SPV Asset Facility IV by $75.0 million to $675.0 million.

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
We are externally managed by Blue Owl Technology Credit Advisors II LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and is part of Blue Owl’s Credit platform. Subject to the overall supervision of our Board, our Adviser manages the day-to-day operations of, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
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
Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) Real Assets, which focuses on three primary investment strategies: net lease, real estate credit and digital infrastructure, and (3) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, OTCA, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”), and Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with the Adviser, OCA, ODCA and OTCA, the “Blue Owl Credit Advisers”), which are also investment advisers. As of June 30, 2026, the Adviser and its affiliates had $158.12 billion in assets under management across Blue Owl’s Credit platform.

The management of our investment portfolio is the responsibility of the Adviser and the Technology Lending Investment Committee. The Investment Team is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s investment committees. Blue Owl’s four direct lending investment committees each focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Technology Lending Investment Committee is comprised of Erik Bissonnette, Pravin Vazirani, Jon ten Oever, Arthur Martini and as of August 3, 2026, Matthias Ederer. See “Item 5. — Other Information”. We consider the individuals on the Technology Lending Investment Committee to be our portfolio managers. The Investment Team, under the Technology Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
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
In addition, we and the Adviser have entered into a dealer manager agreement with the Dealer Manager and certain participating broker-dealers to solicit capital (the “Dealer Manager Agreement”).
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

Our Investment Framework
We are a Maryland corporation formed primarily to originate and make loans to and make debt and equity investments in, technology-related companies based primarily in the United States, with an emphasis on enterprise software investments. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles. Since our Adviser’s affiliates began investment activities in April 2016 through June 30, 2026, the Blue Owl Credit Advisers have originated $197.54 billion aggregate principal amount of investments across multiple industries, of which $193.23 billion of aggregate principal amount of investments prior to any subsequent exits or repayments was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We leverage Blue Owl’s relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $250 million and that are typically backed by institutional investors that are active investors in and have an expertise in technology companies and technology-related industries. We expect that our target investments will typically have maturities between three and ten years and generally range in size between $50 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, in particular directly originated debt investments, with a lesser allocation to equity related opportunities. On these investments, we typically invest at a low loan-to-value ratio, which we consider to be 50% or below. We anticipate that generally any equity related securities we hold will be minority positions. We expect that our investment size will vary with the size of our capital base and that our average investment size will be 0.5-1.5% of our entire portfolio with no investment size greater than 5%; however, from time to time, certain of our investments may comprise greater than 5%. As of June 30, 2026, our average investment size in each of our portfolio companies was approximately $29.2 million based on fair value.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2026, 98.2% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
Our investment portfolio consists primarily of floating rate loans. Macro trends in base interest rates like the Secured Overnight Financing Rate (“SOFR”) and any other alternative reference rates may affect our net investment income over the long term. However, because we generally intend to originate loans to a small number of portfolio companies each quarter, and those investments may vary in size, our results in any given period, including the interest rate on investments that may be sold or repaid in a period compared to the interest rate of new investments made during that period, may be idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends. Generally, because our portfolio consists primarily of floating rate loans, we expect our earnings to benefit from a prolonged higher rate environment.
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
On May 9, 2023, the Company and the Adviser amended the Expense Deferral Agreement to provide that the Adviser's obligation to incur and pay the Company’s expenses would cease as of April 30, 2023, and that the Company would repay the expenses previously incurred by the Adviser on the Company’s behalf in eighteen equal installments, upon meeting specified conditions. The first installment became an obligation of the Company on December 1, 2023, when the Company reached $1.75 billion in Net Subscriptions received from the sale of the Company’s common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75.0 million in Net Subscriptions received from the sale of the Company’s common shares thereafter. The Company did not record expenses related to organization and offering costs, for the three and six months ended June 30, 2026, respectively. The Company recorded zero and $2.0 million of expenses, of which zero and $0.6 million related to organization costs, for the three and six months ended June 30, 2025, respectively.
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
Market Trends
Broader geopolitical developments, including the conflict involving Iran, have contributed to elevated market volatility, even if they have not altered the fundamental operating environment for the U.S. companies in which we invest. We actively monitor these dynamics alongside other sources of risk. As part of our standard valuation and risk management processes, we conduct reviews of every investment in our portfolio on a quarterly basis and take additional, proactive steps to reassess risk across our portfolio through thematic stress tests. Year-to-date, our regular course portfolio monitoring and risk-specific stress tests, including those related to tariffs and artificial intelligence, suggest that our portfolio is well positioned, supported by borrowers with strong business fundamentals and defensive characteristics.
We believe the technology investment lending environment provides opportunities for us to meet our goal of making investments that generate an attractive total return based on a combination of the following factors.
Limited Availability of Capital for Technology, Specifically Enterprise Software, Companies — We believe that technology companies have limited access to capital, driven by a lack of dedicated pools of capital focused on technology companies. Traditional lenders, such as commercial and investment banks, generally do not have flexible product offerings that meet the needs of technology-related companies and there has been a reduction in activity from commercial and investment banks as a result of regulatory and structural factors, industry consolidation and general risk aversion. Reportedly, many commercial and investment banks have focused their efforts and resources on lending to large corporate clients and managing capital markets transactions rather than lending to technology-related companies. In addition, these lenders may be constrained in their ability to underwrite and hold loans and high yield securities, as well as their ability to provide equity financing, as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of scaled market participants that are willing to provide and hold meaningful amounts of a customized financing solution for technology companies. As a result, we believe our focus on technology-related companies and our ability to invest across the capital structure, coupled with a limited supply of capital providers, presents an attractive opportunity to invest in technology companies.

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
Secular Trends Supporting Growth for Private Credit — We believe that periods of market volatility, including volatility experienced in recent years driven by uncertainty regarding inflation, interest rates and monetary policy, geopolitical conditions, technological change, and exogenous shocks such as those to public health, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, larger higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. This has driven substantial growth in direct lending portfolio companies over time. Given the dynamics mentioned above, we believe this trend is poised to continue and the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2025, will continue to serve as a tailwind to the space.
Attractive Investment Dynamics — With respect to the debt investments in technology companies, we believe the directly negotiated nature of such financings generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender protective change of control provisions. Further, we believe that historical default rates for technology and software companies have been lower, and recovery rates have been higher, as compared to the broader leveraged finance market, leading to lower cumulative losses. With respect to equity and equity-linked investments, we will seek to structure these investments with meaningful shareholder protections, including, but not limited to, anti-dilution, anti-layering, and liquidation preferences, which we believe will create the potential for meaningful risk-adjusted long-term capital gains in connection with the future liquidity events of these technology companies. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities and may be able to achieve improved economic spreads and documentation terms as financing activity rebounds from modest levels.
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
During the second quarter of 2026, global equity and debt markets adapted to shifts in expectations around major themes such as inflation and the trajectory of interest rates as well as ongoing geopolitical relations and the impact to energy prices. Stronger than previously indicated jobs growth and sticky inflation drove expectations of rate hikes, a reversal away from the forward rate cuts anticipated at the beginning of the second quarter. Deescalation in the Middle East, directional but not linear throughout the quarter, drove energy prices lower. Equity market dispersion continued, with single stock volatility outpacing index volatility by a wide margin as artificial intelligence (“AI”) hardware and other perceived beneficiaries of AI spend continued to drive thematic investment.
The 10-year Treasury yield ended the second quarter of 2026 approximately 15 basis points higher than March 31, 2026 and experienced a peak to trough range of more than 40 basis points during the quarter. The CBOE Volatility Index peaked above 25 during the second quarter of 2026, but mostly sat below 20 as tensions in the Middle East eased throughout the quarter.
As a result, we approached this environment more conservatively resulting in a slower pace of origination activity in the quarter ended June 30, 2026; however, underlying credit performance remains strong and market spreads have widened compared to year end and our leverage level remains low. We anticipate that software deal activity will remain tempered, and we may continue to invest in adjacent technology areas, including digital infrastructure and life sciences, where we believe we can generate attractive, less correlated returns over time. We have also continued to invest in our specialty finance vehicles and joint ventures where we continue to see opportunities for higher returns that are less correlated with our core direct lending strategy.
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
During the second quarter of 2026, we saw a decrease in origination activity and deployed $41.1 million in new investment commitments, including $35.6 million of new investment fundings, and repayments slowed to $236.1 million. We continue to focus on investing in upper middle-market enterprise software businesses that we view to be recession resistant given their mission-critical nature and highly contracted cash flows.

Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. As of June 30, 2026, excluding certain investments that fall outside of our typical borrower profile, 90.0% of our portfolio at fair value is comprised of first or second lien loans. These positions have a weighted average annual revenue of $1.12 billion, weighted average annual EBITDA of $357.9 million, a weighted average enterprise value of $6.73 billion, an average interest coverage of 2.1x and an average net loan-to-value of 40.0%. As of June 30, 2026, 5.8% of our portfolio at fair value is comprised of unsecured debt and equity investments. These positions have a weighted average annual revenue of $2.16 billion and enterprise value of $12.65 billion. These statistics exclude strategic portfolio transactions, which comprise 1.9% of the book at fair value. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection and provide customized flexible solutions. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350 million (up from approximately $200 million in 2021) and average total new deal size is approximately $1.5 billion (up from approximately $600 million in 2021).
We believe that the construction of our current portfolio coupled with our experienced investment team and strong underwriting standards leave us well-positioned for the current economic environment. Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA and our ARR loans continue to experience strong credit performance. However, in the event of future geopolitical, economic or financial market instability, in the U.S. and elsewhere, it is possible that the results of some of the middle-market companies similar to those in which we invest could be challenged.
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
Overall the value of our portfolio remained relatively stable from last quarter, which we believe is a result of the strength and resiliency of our borrowers’ underlying fundamentals. Generally we are not seeing a meaningful increase in amendment activity, requests for increased revolver borrowings, missed payments, downward movement in our watch list or other signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, although there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results. Substantially all of our payment-in-kind (“PIK”) was structured as PIK from inception and not implemented as a result of credit underperformance.
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
As of June 30, 2026, based on fair value, our portfolio consisted of 87.1% first lien senior debt investments (of which 52.8% we consider to be unitranche debt investments (including “last out” portions of such loans)), 3.9% second lien senior secured debt investments, 1.3% unsecured debt investments, 3.3% preferred equity investments, 1.9% specialty finance equity investments, 2.2% common equity investments and 0.3% in joint ventures.
As of June 30, 2026, our weighted average total yield of the portfolio at fair value and amortized cost was 9.1% and 8.8%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 9.4% and 9.0%, respectively. As of June 30, 2026, the weighted average spread of floating rate debt investments was 5.0%.

As of June 30, 2026, we had investments in 173 portfolio companies with an aggregate fair value of $5.06 billion. Our current target leverage ratio is 0.90x-1.25x. As of June 30, 2026, we had net leverage of 0.82x debt-to-equity.
The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended June 30,
($ in thousands)	2026	2025
New investment commitments:
Gross originations	$47,648	$923,221
Less: Sell downs	(6,500)	—
Total new investment commitments	$41,148	$923,221
Principal amount of new investments funded:
First-lien senior secured debt investments	10,649	723,933
Second-lien senior secured debt investments	—	71,024
Unsecured debt investments	—	—
Specialty finance debt investments	—	—
Preferred equity investments	—	13,733
Common equity investments	23,332	904
Specialty finance equity investments	1,575	3,500
Joint venture investments	—	3,735
Total principal amount of new investments funded	$35,556	$816,829

Drawdowns (repayments) on revolvers and delayed draw term loans, net	$36,999	$65,472

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(1)	$(207,228)	$(391,128)
Second-lien senior secured debt investments	—	(57,609)
Unsecured debt investments	—	—
Specialty finance debt investments	—	—
Preferred equity investments	—	(3,111)
Common equity investments	(14,996)	(394)
Specialty finance equity investments	(13,833)	(810)
Total principal amount of investments sold or repaid	$(236,057)	$(453,052)

Number of new investment commitments in new portfolio companies(2)	4	23
Average new investment commitment amount in new portfolio companies(2)	$7,395	$28,015
Weighted average term for new debt investment commitments (in years)	5.0	5.6
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—%	—%
Weighted average interest rate of new debt investment commitments(3)	9.3%	9.4%
Weighted Average Spread over Applicable Base Rate of New Debt Investment Commitments at Floating Rates	5.6%	5.1%
_______________
(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.73% and 4.29% as of June 30, 2026 and 2025, respectively.

The table below presents our investments at amortized cost and fair value as of the following periods:

	As of June 30, 2026		As of December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$4,553,371	$4,406,237	$5,488,669	$5,484,795
Second-lien senior secured debt investments	254,383	197,494	283,730	267,441
Unsecured debt investments	63,512	63,452	66,248	66,531
Preferred equity investments	189,122	164,403	177,173	173,230
Common equity investments	100,274	113,200	80,256	101,617
Specialty finance equity investments	93,025	97,207	86,202	89,389
Joint Ventures	16,512	14,920	24,325	24,133
Total Investments	$5,270,199	$5,056,913	$6,206,603	$6,207,136
_______________
(1)We consider 53% and 51% of first-lien senior secured debt investments to be unitranche loans as of June 30, 2026 and December 31, 2025, respectively.

We use GICS for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of June 30, 2026	As of December 31, 2025
Aerospace & Defense	1.3%	1.3%
Airlines	0.2	0.3
Application Software	16.5	15.6
Asset Based Lending and Fund Finance(2)	0.9	0.4
Banks	0.7	0.7
Beverages	0.2	0.2
Buildings & Real Estate	2.1	1.9
Building Products	0.1	0.1
Capital Markets	1.1	1.0
Commercial Services & Supplies	1.5	1.4
Construction & Engineering	0.1	0.2
Consumer Finance	0.6	0.5
Containers & Packaging	0.3	0.4
Diversified Consumer Services	2.4	2.9
Diversified Financial Services	6.9	7.8
Diversified Telecommunication Services(1)	—	0.0
Entertainment	1.0	1.1
Equity Real Estate Investment Trusts (REITs)	1.4	1.6
Food & Staples Retailing	2.7	2.3
Food Products	0.3	0.3
Health Care Equipment & Supplies	3.5	3.0
Health Care Providers & Services	4.3	6.1
Health Care Technology	13.3	12.4
Hotels, Restaurants & Leisure	0.7	0.7
Household Products	0.1	0.3
Industrial Conglomerates	0.8	0.8
Insurance	5.1	5.4
Internet & Direct Marketing Retail	0.6	0.5
IT Services	5.2	5.0
Joint Ventures(4)	0.3	0.4
Life Sciences Tools & Services	2.5	2.1
Machinery	—	0.6
Media	0.6	0.6
Multiline Retail	0.3	0.3
Pharmaceuticals(3)	1.2	1.2
Professional Services	5.9	5.7
Real Estate Management & Development	—	0.8
Specialty Retail	1.0	0.8
Systems Software	13.5	12.6
Water Utilities	0.3	0.2
Wireless Telecommunication Services	0.5	0.5
Total	100.0%	100.0%
_______________
(1)As of June 30, 2026 and December 31, 2025, our investment balance is insignificant (if applicable).
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
The table below presents investments by geographic composition based on fair value as of the following periods:

	As of June 30, 2026	As of December 31, 2025
United States:
Midwest	12.2%	13.7%
Northeast	21.2	21.0
South	32.0	31.4
West	24.7	24.2
Canada	3.2	3.0
United Kingdom	3.3	4.1
Other international	3.4	2.6
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	As of June 30, 2026	As of December 31, 2025
Weighted average total yield of portfolio(1)	9.1%	8.7%
Weighted average total yield of debt and income producing securities(1)	9.4%	9.0%
Weighted average interest rate of debt securities	8.7%	8.7%
Weighted average spread over base rate of floating rate debt investments	5.0%	5.1%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Technology Lending Investment Committee. As of June 30, 2026, two of our portfolio companies are on non-accrual. Our average annual gain/(loss) ratio is 0.06%.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of June 30, 2026		As of December 31, 2025
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$669,152	13.2%	$699,497	11.3%
2	4,033,948	79.8%	5,137,529	82.8%
3	338,477	6.7%	354,593	5.7%
4	15,336	0.3%	15,517	0.2%
5	—	—%	—	—%
Total	$5,056,913	100.0%	$6,207,136	100.0%

The table below presents the amortized cost of our performing and non-accrual investments as of the following periods:

	As of June 30, 2026				As of December 31, 2025
($ in thousands)	Amortized Cost	Percentage	Fair Value	Percentage	Amortized Cost	Percentage	Fair Value	Percentage
Performing	$5,236,580	99.4%	$5,041,578	99.7%	$6,187,767	99.7%	$6,191,619	99.8%
Non-accrual	33,619	0.6%	15,335	0.3%	18,836	0.3%	15,517	0.2%
Total	$5,270,199	100.0%	$5,056,913	100.0%	$6,206,603	100.0%	$6,207,136	100.0%
Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.
Specialty Financing Portfolio Companies and Joint Ventures
We leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income.
Specialty Financing Portfolio Companies
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment in LSI Financing DAC. As of June 30, 2026, the fair value of our investment in LSI Financing DAC was $2.1 million and our total commitment was $2.1 million. We do not consolidate our equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. On November 25, 2024, we redeemed a portion of our interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of June 30, 2026, the fair value of our investment in LSI Financing LLC was $48.0 million and our total commitment was $70.1 million. We do not consolidate our equity interest in LSI Financing LLC.
BOCSO was formed to invest in alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of June 30, 2026, the portfolio consists of five investments totaling $1.25 billion and $1.24 billion at cost and fair value, respectively, and ranging in cost from $24.9 million to $454.4 million and with a fair value ranging from $24.9 million to $450.6 million. The largest investment is 36% of the total cost of BOCSO’s portfolio. As of June 30, 2026, the portfolio asset class composition was 72% ABF – Specialty Finance, 26% ABF – Leasing, and 2% ABF – Commercial Real Estate. We do not consolidate our equity interest in BOCSO.
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
Refer to Exhibit 99.2 for the Blue Owl Leasing Supplemental Financial Information.

Results of Operations
The table below presents our operating results for the following periods:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Total Investment Income	$122,225	$141,837	$(19,612)	$257,301	$283,423	$(26,122)
Less: Net operating expenses	(64,541)	(68,839)	4,298	(136,253)	(135,450)	(803)
Net Investment Income (Loss) Before Taxes	$57,684	$72,998	$(15,314)	$121,048	$147,973	$(26,925)
Less: Excise taxes	—	—	—	—	—	—
Net Investment Income (Loss) After Taxes	$57,684	$72,998	$(15,314)	$121,048	$147,973	$(26,925)
Net change in unrealized gain (loss)	(39,177)	10,254	(49,431)	(206,868)	(14,251)	(192,617)
Net realized gain (loss)	9,121	1,850	7,271	8,550	(616)	9,166
Net Increase (Decrease) in Net Assets Resulting from Operations	$27,628	$85,102	$(57,474)	$(77,270)	$133,106	$(210,376)
Net increase (decrease) in net assets resulting from operations can vary from period-to-period as a result of various factors, including the level of investment originations and exit activity, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the six months ended June 30, 2026, our net asset value per share decreased from $10.38 to $9.70, primarily driven by unrealized depreciation in our portfolio and distributions in excess of our net investment income, partially offset by realized gains.
Investment Income
The table below presents investment income for the following periods:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Interest income	$105,037	$128,457	$(23,420)	$223,372	$255,820	$(32,448)
PIK interest income	7,596	6,828	768	15,468	13,048	2,420
PIK dividend income	4,381	4,618	(237)	8,915	8,901	14
Dividend income	3,894	500	3,394	7,018	1,902	5,116
Other income	1,317	1,434	(117)	2,528	3,752	(1,224)
Total Investment Income	$122,225	$141,837	$(19,612)	$257,301	$283,423	$(26,122)
We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Investment income decreased by $19.6 million for the three months ended June 30, 2026, primarily due to a decrease in interest income, partially offset by higher dividend income. Interest income decreased by $23.4 million period-over-period, primarily as a result of a decrease in the debt investment portfolio of $779.7 million in addition to a decrease in the weighted average interest rate of debt securities from 9.3% to 8.7% from June 30, 2025 to June 30, 2026. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Fees and accelerated amortization received from unscheduled paydowns decreased to $1.6 million for the three months ended June 30, 2026, from $2.7 million in the prior year period, driven by a lower level of repayment related activity in the current year period. These decreases were partially offset by a dividend income increase of $3.4 million, period-over-period, driven by an increase in our portfolio of strategic equity investments, specifically in BOCSO and LSI Financing LLC. PIK income as a percentage of total investment income increased slightly to 9.8% from 8.1% in the prior period due to a decrease in total investment income relative to PIK income.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Investment income decreased by $26.1 million for the six months ended June 30, 2026, primarily due to a decrease in interest income and other income, partially offset by higher dividend income and PIK interest income.

Interest income decreased by $32.4 million period-over-period, primarily as a result of a decrease in the debt investment portfolio of $779.7 million in addition to a decrease in the weighted average interest rate of debt securities from 9.3% to 8.7% from June 30, 2025 to June 30, 2026. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Fees and accelerated amortization received from unscheduled paydowns decreased to $5.2 million from $11.8 million period-over-period driven by a decrease in repayment activity. Other income decreased by $1.2 million period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. Dividend income increased by $5.1 million period-over-period, driven by an increase in our portfolio of strategic equity investments, specifically in BOCSO and LSI Financing LLC. PIK interest income increased by $2.4 million period-over-period. PIK income as a percentage of total investment income increased slightly to 9.5% from 7.7% in the prior period due to a decrease in total investment income relative to PIK income. Our PIK dividend income remained relatively flat period-over-period.
Expenses
The table below presents expenses for the following periods:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Offering costs	$234	$365	$(131)	$544	$1,179	$(635)
Interest expense	41,576	43,025	(1,449)	88,761	84,101	4,660
Management fees	8,968	10,227	(1,259)	19,243	19,856	(613)
Capital gains incentive fees	—	—	—	—	(1,337)	1,337
Performance based incentive fees	8,241	10,428	(2,187)	17,292	20,949	(3,657)
Professional fees	2,000	1,583	417	3,308	3,646	(338)
Directors' fees	323	260	63	645	659	(14)
Shareholder servicing fees	1,652	1,825	(173)	3,410	3,493	(83)
Other general and administrative	1,547	1,126	421	3,050	2,904	146
Total Operating Expenses	$64,541	$68,839	$(4,298)	$136,253	$135,450	$803
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Total operating expenses, decreased by $4.3 million for the three months ended June 30, 2026, primarily due to a decrease in interest expense of $1.4 million, a decrease in management fees of $1.3 million, and a decrease in performance based incentive fees of $2.2 million, partially offset by an increase in professional fees and other general and administrative expenses of $0.4 million and $0.4 million, respectively. The decrease in interest expense was driven primarily by a decrease in the average interest rate to 6.5% from 6.8% and to a lesser extent by a decrease in average daily borrowings, period-over-period. The decrease in management fees was driven by a decline in the net asset value of the portfolio period-over-period primarily due to share repurchases. The decrease in incentive fees was due to lower pre-incentive fee net investment income driven by asset sales and repayments and decreases in accelerated amortization and prepayment fees period-over-period. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period-over-period.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Total operating expenses, increased by $0.8 million for the six months ended June 30, 2026, due to increases in interest expense and reversal of capital gains based incentive fees of $4.7 million and $1.3 million, respectively. The increase in total operating expenses was offset by a decrease in performance based incentive fees of $3.7 million, a decrease in management fees of $0.6 million and a decrease in offering costs of $0.6 million. These decreases in part related to a $2.0 million decrease in reimbursements made under the Expense Deferral Agreement. The increase in interest expenses was driven by an increase in average daily borrowings to $2.63 billion from $2.36 billion, partially offset by a decrease in the average interest rate to 6.4% from 6.9% period-over-period. The decrease in management fees was driven by a decline in the net asset value of the portfolio period-over-period primarily due to share repurchases. The decrease in incentive fees was due to a decrease in pre-incentive fee net investment income driven by asset sales and repayments and decreases in accelerated amortization and prepayment fees period-over-period.

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
For the three and six months ended June 30, 2026, we recorded no U.S. federal excise tax, respectively. For the three and six months ended June 30, 2025, we recorded no U.S. federal excise tax expense.
Net Change in Unrealized Gains (Loss) on Investments
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The table below presents the composition of the net change in unrealized gains (losses) for the following periods:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Net change in unrealized gain (loss) on investments	$(39,625)	$11,544	$(51,169)	$(206,018)	$(13,171)	$(192,847)
Net change in translation of assets and liabilities in foreign currencies	448	(1,290)	1,738	(850)	(1,080)	230
Net Change in Unrealized Gain (Loss)	$(39,177)	$10,254	$(49,431)	$(206,868)	$(14,251)	$(192,617)
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
The net unrealized losses were primarily driven by a decrease in the fair value of our debt and equity investments due to credit spreads widening in the software industry, partially offset by unrealized gains on certain debt and equity investments.
The table below presents the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Three Months Ended June 30, 2026	Portfolio Company	For the Three Months Ended June 30, 2025
($ in thousands)		($ in thousands)
Kaseya Inc.	$(21,442)	Project Hotel California Co-Invest Fund, L.P.	$2,935
Central Parent Inc. (dba CDK Global Inc.)	(7,940)	Cloud Software Group, Inc.	1,885
Halo Purchaser, LLC	(5,626)	Athenahealth Group Inc.	1,479
Storable, Inc.	(5,166)	Packaging Coordinators Midco, Inc.	1,095
Capital One Financial Corp	(2,670)	Securiti, Inc.	865
Perforce Software, Inc.	(2,647)	Boxer Parent Company Inc. (f/k/a BMC)	748
Inovalon Holdings, Inc.	(2,327)	Securonix, Inc.	677
KnowBe4, Inc.	(1,801)	Covetrus, Inc.	(700)
VCI Asset Holdings LLC	1,993	Central Parent Inc. (dba CDK Global Inc.)	(903)
Barracuda Parent, LLC	2,406	Barracuda Parent, LLC	(3,028)
Remaining portfolio companies	5,595	Remaining portfolio companies	6,491
Total	$(39,625)	Total	$11,544

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
The net unrealized losses were primarily driven by a decrease in the fair value of our debt and equity investments due to credit spreads widening in the software industry, partially offset by unrealized gains on certain equity investments.
The table below presents the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Six Months Ended June 30, 2026	Portfolio Company	For the Six Months Ended June 30, 2025
($ in thousands)		($ in thousands)
Kaseya Inc.	$(36,703)	Barracuda Networks, Inc.	$(7,802)
Barracuda Parent, LLC	(28,929)	Central Parent Inc. (dba CDK Global Inc.)	(6,009)
Central Parent Inc. (dba CDK Global Inc.)	(13,185)	Blackhawk Network Holdings, Inc.	(2,674)
Storable, Inc.	(9,852)	Asurion, LLC	(1,662)
Perforce Software, Inc.	(6,702)	Boxer Parent Company Inc. (f/k/a BMC)	(1,065)
Elliott Alto Co-Investor Aggregator L.P.	(6,508)	Kaseya Inc.	(1,004)
Halo Purchaser, LLC	(6,135)	Creek Parent, Inc. (dba Catalent)	970
Inovalon Holdings, Inc.	(5,770)	Cloud Software Group, Inc.	1,957
Project Alpha Intermediate Holding, Inc. (dba Qlik)	(5,301)	Project Hotel California Co-Invest Fund, L.P.	3,355
Zoro TopCo, L.P.	(4,954)	Ivanti Software, Inc.	3,386
Remaining portfolio companies	(81,979)	Remaining portfolio companies	(2,623)
Total	$(206,018)	Total	$(13,171)
Net Realized Gains (Losses) on Investments
The table below presents the change to the realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following periods:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Net realized gain (loss) on investments	$9,283	97	$9,186	$8,643	$(2,338)	$10,981
Net realized gain (loss) on foreign currency transactions	(162)	1,753	(1,915)	(93)	1,722	(1,815)
Net Realized Gain (Loss)	$9,121	1,850	$7,271	$8,550	$(616)	$9,166

For the three months ended June 30, 2026, we recognized net realized gains on investments of $9.3 million, as compared to gains of $0.1 million in the prior year period, primarily driven by the full or partial sales of investments.
The table below presents the largest contributors to the change in net realized gain (loss) on investments for the following periods:

Portfolio Company	For the Three Months Ended June 30, 2026
($ in thousands)
Brex, Inc.	$10,717
Aerosmith Bidco 1 Limited (dba Audiotonix)	291
Storable, Inc.	(422)
Armstrong Bidco Limited	(494)
Boxer Parent Company Inc. (f/k/a BMC)	(540)
Remaining Portfolio Companies	(269)
Total	$9,283

Portfolio Company	For the Three Months Ended June 30, 2025
($ in thousands)
Storable, Inc.	$38
Zoro TopCo, Inc.	31
Asurion, LLC	25
Remaining portfolio companies	3
Total	$97

Portfolio Company	For the Six Months Ended June 30, 2026
($ in thousands)
Brex, Inc.	$10,717
Asurion, LLC	441
Access CIG, LLC	(458)
Armstrong Bidco Limited	(494)
Boxer Parent Company Inc. (f/k/a BMC)	(1,004)
Remaining portfolio companies	(559)
Total	$8,643

Portfolio Company	For the Six Months Ended June 30, 2025
($ in thousands)
Ivanti Software, Inc.	$(2,762)
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	257
Remaining portfolio companies	167
Total	$(2,338)
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
In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material. As of June 30, 2026 and December 31, 2025, our asset coverage ratio was 215% and 223%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitment we are required to fund. Our current target ratio is 0.90x-1.25x. For the three months ended June 30, 2026, our weighted average cost of debt was 6.9%.
As of June 30, 2026, cash, taken together with our available debt capacity is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash need will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future. As of June 30, 2026, we had $780.7 million available under our credit facilities.
As of June 30, 2026, we had $108.6 million in cash, including foreign cash. For the six months ended June 30, 2026, $1.12 billion in cash was provided by operating activities, primarily as a result of sales and repayments of $1.16 billion and other operating activity of $142.6 million, partially offset by funding portfolio investments of $183.0 million . Lastly, cash used in financing activities was $1.17 billion during the period, which was primarily the result of net repayments on borrowings of $498.9 million, share repurchases of $702.5 million and distributions to shareholders of $73.8 million, partially offset by proceeds from issuance of common shares of $110.0 million.
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
The tables below present transactions with respect to shares of our common stock for the following periods:

	For the Three Months Ended June 30, 2026
	S		D		I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	167,903	$1,653	—	$—	187,504	$1,842	355,407	$3,495
Shares/gross proceeds from the private placements	—	—	—	—	1,004,678	9,880	1,004,678	9,880
Share transfer between classes(1)	(197,294)	(1,942)	(882,917)	(8,670)	1,080,211	10,612	—	—
Reinvestment of distributions	850,279	8,358	5,420	53	1,982,230	19,494	2,837,929	27,905
Repurchased shares	(2,759,488)	(26,765)	—	—	(11,679,419)	(113,291)	(14,438,907)	(140,056)
Total shares/gross proceeds	(1,938,600)	(18,696)	(877,497)	(8,617)	(7,424,796)	(71,463)	(10,240,893)	(98,776)
Sales load	—	(4)	—	—	—	—	—	(4)
Total Shares/Net Proceeds	(1,938,600)	$(18,700)	(877,497)	$(8,617)	(7,424,796)	$(71,463)	(10,240,893)	$(98,780)
_______________
(1)In certain cases, and subject to the Dealer Manager’s approval, including in situations where a holder of Class S or Class D shares exits a relationship with a participating broker-dealer for this offering and does not enter into a new relationship with a participating broker-dealer for this offering, such holder’s shares may be exchanged into an equivalent net asset value amount of Class I shares.

	For the Six Months Ended June 30, 2026
	S		D		I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	1,800,096	$18,324	16,885	$175	3,070,619	$31,490	4,887,600	$49,989
Shares/gross proceeds from the private placements	—	—	—	—	5,947,227	60,118	5,947,227	60,118
Share transfer between classes(1)	(1,106,709)	(11,083)	(882,917)	(8,670)	1,989,626	19,753	—	—
Reinvestment of distributions	1,760,048	17,640	18,923	191	4,037,633	40,481	5,816,604	58,312
Repurchased shares	(16,747,589)	(169,924)	(1,032,371)	(10,691)	(65,271,859)	(661,983)	(83,051,819)	(842,598)
Total shares/gross proceeds	(14,294,154)	(145,043)	(1,879,480)	(18,995)	(50,226,754)	(510,141)	(66,400,388)	(674,179)
Sales load	—	(90)	—	—	—	—	—	(90)
Total Shares/Net Proceeds	(14,294,154)	$(145,133)	(1,879,480)	$(18,995)	(50,226,754)	$(510,141)	(66,400,388)	$(674,269)
_______________
(1) In certain cases, and subject to the Dealer Manager’s approval, including in situations where a holder of Class S or Class D shares exits a relationship with a participating broker-dealer for this offering and does not enter into a new relationship with a participating broker-dealer for this offering, such holder’s shares may be exchanged into an equivalent net asset value amount of Class I shares.

	For the Three Months Ended June 30, 2025
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
_______________
(1)In certain cases, and subject to the Dealer Manager’s approval, including in situations where a holder of Class S or Class D shares exits a relationship with a participating broker-dealer for this offering and does not enter into a new relationship with a participating broker-dealer for this offering, such holder’s shares may be exchanged into an equivalent net asset value amount of Class I shares.

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
_______________
(1) In certain cases, and subject to the Dealer Manager’s approval, including in situations where a holder of Class S or Class D shares exits a relationship with a participating broker-dealer for this offering and does not enter into a new relationship with a participating broker-dealer for this offering, such holder’s shares may be exchanged into an equivalent net asset value amount of Class I shares.

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
The changes to our offering price per share since the commencement of our continuous public offering and associated effective dates of such changes were as follows:

	For the Three and Six Months Ended June 30, 2026
	S			D			I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2026	$10.38	$—	$10.38	$10.38	$—	$10.38	$10.38	$—	$10.38
February 2, 2026	10.27	—	10.27	10.27	—	10.27	10.27	—	10.27
March 2, 2026	9.97	—	9.97	9.97	—	9.97	9.97	—	9.97
April 1, 2026	9.82	—	9.82	9.82	—	9.82	9.82	—	9.82
May 1, 2026	9.84	—	9.84	9.84	—	9.84	9.84	—	9.84
June 1, 2026	9.84	—	9.84	9.84	—	9.84	9.84	—	9.84
_______________
(1)Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2)Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

	For the Three and Six Months Ended June 30, 2025
	S			D			I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2025	$10.42	$—	$10.42	$10.42	$—	$10.42	$10.42	$—	$10.42
February 3, 2025	10.43	—	10.43	10.43	—	10.43	10.43	—	10.43
March 3, 2025	10.39	—	10.39	10.39	—	10.39	10.39	—	10.39
April 1, 2025	10.34	—	10.34	10.34	—	10.34	10.34	—	10.34
May 1, 2025	10.31	—	10.31	10.31	—	10.31	10.31	—	10.31
June 2, 2025	10.35	—	10.35	10.35	—	10.35	10.35	—	10.35
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
The tables below present cash distributions per share that were recorded for the following periods:

For the Three and Six Months Ended June 30, 2026
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)(3)
($ in thousands, except per share amounts)				S	D	I
November 4, 2025	January 30, 2026	February 25, 2026	$0.074775	$5,481	$79	$16,003
February 18, 2026	February 27, 2026	March 30, 2026	0.074775	5,570	80	16,392
February 18, 2026	March 31, 2026	April 28, 2026	0.074775	5,286	78	15,635
February 18, 2026	April 30, 2026	May 26, 2026	0.074775	5,369	13	15,786
May 5, 2026	May 29, 2026	June 23, 2026	0.074775	5,365	13	15,860
May 5, 2026	June 30, 2026	July 27, 2026	0.074775	5,188	13	15,080
		Total	$0.448650	$32,259	$276	$94,756
_______________
(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.
(3)Excludes distribution declared on May 5, 2026, in the amount of $0.074775 per share, payable on or before August 31, 2026, to the shareholders of record as of July 31, 2026.

For the Three and Six Months Ended June 30, 2025
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year, a statement on Form 1099-DIV identifying the tax character of the distributions will be mailed to our shareholders. The tax character of the distributions is not determined until our taxable year end.
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
We have commenced a share repurchase program pursuant to which we intend to conduct quarterly repurchase offers to allow its shareholders to tender their shares at a price equal to the net offering price per share for the applicable class of shares on each date of repurchase. All shares purchased by us pursuant to the terms of each offer to repurchase will be retired and thereafter will be authorized and unissued shares. At the discretion of our Board, we intend to limit the number of shares to be repurchased in each quarter to no more than 5.00% of our outstanding shares of common stock.
Any periodic repurchase offers are subject in part to our available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While we intend to continue to conduct periodic repurchase offers as described above, we are not required to do so and may suspend, modify or terminate the share repurchase program at any time.
Refer to “Note 9 — Net Assets” to our consolidated financial statements included in this Quarterly Report for additional details on share repurchases.
Debt
As of June 30, 2026, we had in place an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”), as well as special purpose vehicle asset credit facilities, a CLO, and unsecured notes and in the future we may enter into additional borrowing arrangements of these types. See “Note 5 — Debt” to our consolidated financial statements included in this Quarterly Report.
Aggregate Borrowings
The tables below present our debt obligations as of the following periods:

	As of June 30, 2026
($ in thousands)	Maturity Date	Aggregate Principal Committed	Outstanding Principal	Unused Portion(1)	Amount Available(2)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(3)	October 19, 2029	$1,050,000	$443,865	$606,135	$525,428	$(6,734)	$437,131
SPV Asset Facility I	May 7, 2029	750,000	429,000	321,000	62,874	(4,797)	424,203
SPV Asset Facility II	October 10, 2029	500,000	225,250	274,750	33,650	(3,124)	222,126
SPV Asset Facility III	February 16, 2035	550,000	350,000	200,000	30,610	(6,605)	343,395
SPV Asset Facility IV	December 1, 2034	750,000	441,500	308,500	128,150	(4,655)	436,845
Athena CLO III	April 20, 2036	270,000	270,000	—	—	(2,052)	267,948
Series 2023B-A Notes	January 15, 2029	100,000	100,000	—	—	(462)	99,538
Series 2023B-B Notes	January 15, 2027	75,000	75,000	—	—	(154)	74,846
Total Debt		$4,045,000	$2,334,615	$1,710,385	$780,712	$(28,583)	$2,306,032
_______________
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each credit facility’s borrowing base.
(3)As of June 30, 2026, the Company’s Revolving Credit Facility borrowing base value was $944.2 million excluding cash.

	As of December 31, 2025
($ in thousands)	Maturity Date	Aggregate Principal Committed	Outstanding Principal	Unused Portion(1)	Amount Available(2)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(3)	October 19, 2029	$1,050,000	$294,565	$755,435	$755,435	$(7,735)	$286,830
SPV Asset Facility I	May 7, 2029	750,000	497,000	253,000	66,742	(5,626)	491,374
SPV Asset Facility II	October 10, 2029	500,000	320,250	179,750	78,842	(3,589)	316,661
SPV Asset Facility III	February 16, 2035	550,000	550,000	—	—	(6,929)	543,071
SPV Asset Facility IV	December 1, 2034	750,000	629,500	120,500	53,978	(5,840)	623,660
Athena CLO III	April 20, 2036	270,000	270,000	—	—	(2,188)	267,812
Series 2023A Notes	July 6, 2026	100,000	100,000	—	—	(207)	99,793
Series 2023B-A Notes	January 15, 2029	100,000	100,000	—	—	(552)	99,448
Series 2023B-B Notes	January 15, 2027	75,000	75,000	—	—	(293)	74,707
Total Debt		$4,145,000	$2,836,315	$1,308,685	$954,997	$(32,959)	$2,803,356
_______________
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(3)As of December 31, 2025, the Company’s Revolving Credit Facility borrowing base value was $1.09 billion excluding cash.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Interest expense	$39,141	$41,309	$83,881	$80,700
Amortization of debt issuance costs	2,435	1,716	4,880	3,401
Total Interest Expense	$41,576	$43,025	$88,761	$84,101

Average interest rate(1)	6.5%	6.8%	6.4%	6.9%
Average daily borrowings(1)	$2,404,503	$2,433,091	$2,626,353	$2,356,060
______________
(1)Averages are calculated based on annualized amounts.
Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
June 30, 2026 (Unaudited)	$443.9	$2,149.0	—	N/A
December 31, 2025	294.6	2,234.4	—	N/A
December 31, 2024	500.0	2,277.1	—	N/A
December 31, 2023	541.4	2,353.7	—	N/A
December 31, 2022	415.2	1,958.8	—	N/A
December 31, 2021	—	—	—	N/A
SPV Asset Facility I
June 30, 2026 (Unaudited)	$429.0	$2,149.0	—	N/A
December 31, 2025	497.0	2,234.4	—	N/A
December 31, 2024	445.0	2,277.1	—	N/A
December 31, 2023	550.0	2,353.7	—	N/A

December 31, 2022	614.0	1,958.8	—	N/A
December 31, 2021	—	—	—	N/A
SPV Asset Facility II
June 30, 2026 (Unaudited)	$225.3	$2,149.0	—	N/A
December 31, 2025	320.3	2,234.4	—	N/A
December 31, 2024	475.0	2,277.1	—	N/A
December 31, 2023	—	2,353.7	—	N/A
SPV Asset Facility III
June 30, 2026 (Unaudited)	$350.0	$2,149.0	—	N/A
December 31, 2025	550.0	2,234.4	—	N/A
December 31, 2024	315.0	2,277.1	—	N/A
SPV Asset Facility IV
June 30, 2026 (Unaudited)	$441.5	$2,149.0	—	N/A
December 31, 2025	629.5	2,234.4	—	N/A
Athena CLO III
June 30, 2026 (Unaudited)	$270.0	$2,149.0	—	N/A
December 31, 2025	270.0	2,234.4	—	N/A
December 31, 2024	270.0	2,277.1	—	N/A
Series 2023A Notes(6)
June 30, 2026 (Unaudited)	$—	$—	—	N/A
December 31, 2025	100.0	2,234.4	—	N/A
December 31, 2024	100.0	2,277.1	—	N/A
December 31, 2023	100.0	2,353.7	—	N/A
Series 2023B-A Notes
June 30, 2026 (Unaudited)	$100.0	$2,149.0	—	N/A
December 31, 2025	100.0	2,234.4	—	N/A
December 31, 2024	100.0	2,277.1	—	N/A
December 31, 2023	100.0	2,353.7	—	N/A
Series 2023B-B Notes
June 30, 2026 (Unaudited)	$75.0	$2,149.0	—	N/A
December 31, 2025	75.0	2,234.4	—	N/A
December 31, 2024	75.0	2,277.1	—	N/A
December 31, 2023	75.0	2,353.7	—	N/A
Promissory Note(5)
December 31, 2021	$—	$—	—	N/A
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
(6)The notes were repaid in May 2026.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

($ in thousands)	As of June 30, 2026	As of December 31, 2025
Revolving loan commitments	$291,752	$364,759
Delayed draw loan commitments	302,198	459,339
Debt commitments	$593,950	$824,098

Total unfunded specialty finance equity commitments	$26,400	$31,038
Total unfunded other equity commitments	2,395	3,977
Common equity commitments	$28,795	$35,015

Total Unfunded Commitments	$622,745	$859,113
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of June 30, 2026, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The table below presents the total amount of organization and offering costs, inclusive of organization and offering costs deferred under the expense deferral agreement, incurred by the Adviser and its affiliates since inception and charged to us as of the following dates:

	As of June 30, 2026	As of December 31, 2025
($ in thousands)
Organizational and offering costs incurred by the Adviser	$4,936	$4,936
Organizational and offering costs charged to the Company(1)	4,936	4,936
_______________
(1)As of June 30, 2026, $3.8 million relates to offering costs and $1.1 million relates to organizational costs. The organizational costs were incurred by the Adviser prior to the Company meeting the first installment of the Expense Deferral Agreement. The organizational costs were subsequently incurred in the Consolidated Statements of Operations as professional fees and other general and administrative as the Company met the expense deferral installments applicable for those periods.
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
Other Commitments and Contingencies
In the ordinary course of business, we may guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2026, management were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Expense Deferral Agreement
Our Adviser has agreed to incur and pay certain expenses pursuant to the Expense Deferral Agreement prior to April 30, 2023. We will be obligated to reimburse the aggregate amount of expenses previously paid by the Adviser in eighteen equal installments, upon meeting specified conditions.

The table below presents the total amount of expenses incurred by the Adviser on our behalf and as of the following periods:

	As of June 30, 2026	As of December 31, 2025
($ in thousands)
Expenses incurred by the Adviser	$7,679	$7,679
Organizational and offering costs incurred by the Adviser	4,299	4,299
Total Expenses Incurred by the Adviser	$11,978	$11,978
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
The table below presents the amounts, the number of installments and the amount we became obligated to reimburse the Adviser for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
($ in thousands)
Number of installments met by the Company	0	0	0	3

Expenses reimbursed to the Adviser	$—	$—	$—	$1,428
Organizational and offering costs reimbursed to the Adviser	—	—	—	568
Total Expense Reimbursed to the Adviser	$—	$—	$—	$1,996
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
Additionally, we invest in Credit SLF and Blue Owl Leasing, which are controlled affiliated investments, as defined in the 1940 Act and we invest in LSI Financing 1 DAC, LSI Financing LLC and BOCSO, which are non-controlled affiliated investments, as defined in the 1940 Act. Refer to “Note 3 — Agreements and Related Party Transactions” and “Note 4 — Investments” to our consolidated financial statements included in this Quarterly Report for further details.
Critical Accounting Policies
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in our Form 10-K for the fiscal year ended December 31, 2025, in “ITEM 1A. - RISK FACTORS.”
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
We apply ASC 820, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider our principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
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
Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual investments are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
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
Recent Developments
Distribution
On August 4, 2026, our Board approved a distribution of $0.074775 per share, payable on or before September 30, 2026, to the shareholders of record as of August 31, 2026, a distribution of $0.074775 per share, payable on or before October 30, 2026, to the shareholders of record as of September 30, 2026, and a distribution of $0.074775 per share, payable on or before November 30, 2026, to the shareholders of record as of October 30, 2026.
Raise Proceeds
Subsequent to June 30, 2026 and through August 2, 2026, we have issued approximately 88,969 shares of our Class S common stock and approximately 287,113 shares of our Class I common stock and have raised total gross proceeds of approximately $0.9 million and $2.8 million, respectively. In addition, the Company received $1.4 million in subscription payments which the Company accepted on August 3, 2026 which is pending the Company’s determination of the net asset value per share applicable to such purchase.
SPV Asset Facility I Commitment Reduction
On July 2, 2026, Tech Income Funding I, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as sole lead arranger, syndication agent and administrative agent, and State Street Bank and Trust Company, as collateral administrator, collateral agent and collateral custodian, reduced the commitments under the SPV Asset Facility I by $275.0 million to $475.0 million.
SPV Asset Facility II Commitment Reduction
On July 2, 2026, Tech Income Funding II, as borrower, us, as collateral manager and equityholder, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, and State Street Bank and Trust Company, as custodian, collateral agent and collateral administrator, reduced the commitments under the SPV Asset Facility II by $150.0 million to $350.0 million.
SPV Asset Facility IV Commitment Reduction
On July 2, 2026, Tech Income Funding IV, as borrower, the lenders referred to therein, The Bank of Nova Scotia, as administrative agent, and State Street Bank and Trust Company, as collateral agent, collateral administrator, custodian and document custodian, reduced the commitments under the SPV Asset Facility IV by $75.0 million to $675.0 million.
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2026 and December 31, 2025, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
As of June 30, 2026, 98.2% of our debt investments based on fair value were floating rates and the majority of our debt investments have a floor of 0.75%. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 0.7%. The Revolving Credit Facility and our special purpose vehicle asset credit facilities bear interest at variable interest rates with an interest rate floor of 0.00%. The Series 2023B Notes bear interest at variable rates with a floor of 1.00%. The Series 2023A Notes bears interest at a fixed rate. Athena CLO III bears interest at fixed and variable rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$144,255	$69,888	$74,367
Up 200 basis points	96,170	46,592	49,578
Up 100 basis points	48,085	23,296	24,789
Down 100 basis points	(48,085)	(23,296)	(24,789)
Down 200 basis points	(95,813)	(46,592)	(49,221)
Down 300 basis points	(139,854)	(69,422)	(70,432)
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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we and the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us or the Adviser. Given the inherent unpredictability of these types of legal and regulatory proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on our or the Adviser’s financial condition or results of operations in any particular period.
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
In order to satisfy the reinvestment portion of our dividends for the three months ended June 30, 2026, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class
April 1, 2026	March 31, 2026	289,769	$9.82	Class S
April 1, 2026	March 31, 2026	3,722	9.82	Class D
April 1, 2026	March 31, 2026	656,768	9.82	Class I
May 1, 2026	April 30, 2026	284,870	9.84	Class S
May 1, 2026	April 30, 2026	846	9.84	Class D
May 1, 2026	April 30, 2026	659,743	9.84	Class I
June 1, 2026	May 29, 2026	275,640	9.84	Class S
June 1, 2026	May 29, 2026	852	9.84	Class D
June 1, 2026	May 29, 2026	665,719	9.84	Class I
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
At the discretion of our Board, we intend to limit the number of shares to be repurchased in each quarter to no more than 5.00% of our outstanding shares of common stock.
Any periodic repurchase offers are subject in part to our available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While we intend to continue to conduct quarterly tender offers as described above, we are not required to do so and may suspend, modify or terminate the share repurchase program at any time.
Refer to “Note 9 — Net Assets” to our consolidated financial statements included in this Quarterly Report for details on the Company’s stock repurchase programs.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
Technology Lending Investment Committee
The Adviser’s investment team (the “Investment Team”) is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and the Technology Lending Investment Committee. The Adviser’s Technology Lending Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Erik Bissonnette, Pravin Vazirani, Jon ten Oever, Arthur Martini, and, effective August 3, 2026, Matthias Ederer.
Mr. Ederer is Head of Risk, Direct Lending at Blue Owl, a member of the Adviser’s Investment Team and a member of the Adviser’s Diversified Lending Investment Committee and Technology Lending Investment Committee. Mr. Ederer is also a Senior

Managing Director of Blue Owl. Before joining Blue Owl, Mr. Ederer was a Partner at BC Partners, where he co-founded the credit business and served on the investment committee. Prior to that, Mr. Ederer was a Partner at Wingspan Investment Management. Mr. Ederer began his career at Goldman Sachs & Co., working in the Special Situations Group and the Bank Loan Distressed Investing Group in London and New York. Mr. Ederer received an M.Phil. in Economics from the University of Oxford, Nuffield College and a B.Sc. in Economics from the University of Warwick.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibits
3.1	Third Articles of Amendment and Restatement, dated June 24, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 26, 2024).
3.2	Third Amended and Restated Bylaws, dated November 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 9, 2023).
21.1*	Subsidiary List
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Supplemental Financial Information (Unaudited) of Blue Owl Credit SLF LLC for the period ended June 30, 2026.
99.2*	Supplemental Financial Information (Unaudited) of Blue Owl Leasing LLC for the period ended June 30, 2026.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Technology Income Corp.

Date: August 6, 2026	By:	/s/ Craig W. Packer
Craig W. Packer Chief Executive Officer

Date: August 6, 2026	By:	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Chief Operating Officer