Form 10-Q
period 2026-09-30
Blue Owl Technology Income Corp.
filed 2026-11-05
CIK 1869453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

As of November 2, 2026, the registrant had 74,905,367, 183,344 and 194,506,506 shares of Class S, Class D and Class I common stock, $0.01, par value per share, outstanding, respectively. Common shares outstanding exclude subscriptions received as of November 2, 2026, for which the issuance price is not yet finalized.

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
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of and rapid technological advances in artificial intelligence and machine learning technology;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Blue Owl Technology Income Corp.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	As of September 30, 2026 (Unaudited)	As of December 31, 2025
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $5,085,428 and $6,096,076, respectively)	$4,912,459	$6,093,614
Non-controlled, affiliated investments (amortized cost of $41,935 and $86,202, respectively)	41,962	89,389
Controlled, affiliated investments (amortized cost of $74,129 and $24,325, respectively)	80,677	24,133
Total investments at fair value (amortized cost of $5,201,492 and $6,206,603, respectively)	5,035,098	6,207,136
Cash	69,837	143,140
Foreign cash (cost of $3,170 and $9,933, respectively)	3,115	10,085
Interest and dividend receivable	37,197	36,096
Prepaid expenses and other assets	2,475	98,932
Total Assets	$5,147,722	$6,495,389
Liabilities
Debt (net of unamortized debt issuance costs of $27,944 and $32,959, respectively)	$2,316,119	$2,803,356
Distribution payable	19,514	25,104
Tender offer payable	137,180	—
Management fee payable	2,811	3,624
Incentive fee payable	8,278	10,485
Payable for investments purchased	—	40,297
Payables to affiliates	2,608	3,283
Accrued expenses and other liabilities	21,020	29,092
Total Liabilities	2,507,530	2,915,241
Commitments and contingencies (Note 8)
Net Assets
Class S Common shares $0.01 par value, 1,000,000,000 shares authorized; 74,649,278 and 90,973,724 issued and outstanding, respectively	746	910
Class D Common shares $0.01 par value, 1,000,000,000 shares authorized; 182,467 and 2,059,316 issued and outstanding, respectively	2	21
Class I Common shares $0.01 par value, 1,000,000,000 shares authorized; 193,160,601 and 251,904,595 shares issued and outstanding, respectively	1,932	2,519
Additional paid-in-capital	2,749,247	3,527,098
Accumulated undistributed (overdistributed) earnings	(111,735)	49,600
Total Net Assets	2,640,192	3,580,148
Total Liabilities and Net Assets	$5,147,722	$6,495,389
Net Asset Value Per Class S Share	$9.85	$10.38
Net Asset Value Per Class D Share	$9.85	$10.38
Net Asset Value Per Class I Share	$9.85	$10.38
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$104,837	$133,847	$328,209	$389,667
Payment-in-kind (“PIK”) interest income	7,249	8,184	22,717	21,232
PIK dividend income	4,650	4,828	13,565	13,729
Dividend income	103	—	342	870
Other income	959	2,010	3,487	5,762
Total investment income from non-controlled, non-affiliated investments	117,798	148,869	368,320	431,260
Investment income from non-controlled, affiliated investments:
Dividend income	933	984	6,994	1,923
Total investment income from non-controlled, affiliated investments	933	984	6,994	1,923
Investment income from controlled, affiliated investments:
Dividend income	1,975	202	2,693	295
Total investment income from controlled, affiliated investments	1,975	202	2,693	295
Total Investment Income	120,706	150,055	378,007	433,478
Operating Expenses
Offering costs	233	299	777	1,478
Interest expense	39,752	48,291	128,513	132,392
Management fees, net(1)	8,529	10,450	27,772	30,306
Capital gains incentive fees	—	1,447	—	110
Performance based incentive fees	8,278	10,786	25,570	31,735
Professional fees	1,850	1,326	5,158	4,972
Directors' fees	320	385	965	1,044
Shareholder servicing fees	1,600	1,942	5,010	5,435
Other general and administrative	2,221	1,056	5,271	3,960
Total Operating Expenses	62,783	75,982	199,036	211,432
Net Investment Income (Loss) Before Taxes	57,923	74,073	178,971	222,046
Income tax expense (benefit), including excise tax expense (benefit)	—	—	—	—
Net Investment Income (Loss) After Taxes	$57,923	$74,073	$178,971	$222,046
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$45,521	$14,127	$(161,508)	$800
Non-controlled, affiliated investments	192	1,572	1,187	1,769
Controlled, affiliated investments	2,376	(58)	2,392	(99)
Translation of assets and liabilities in foreign currencies and other transactions	(590)	(1,537)	(1,440)	(2,617)
Total Net Change in Unrealized Gain (Loss)	47,499	14,104	(159,369)	(147)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(2,445)	74	6,198	(2,264)
Foreign currency transactions	606	1,553	513	3,275
Total Net Realized Gain (Loss)	(1,839)	1,627	6,711	1,011
Total Net Realized and Change in Unrealized Gain (Loss)	45,660	15,731	(152,658)	864
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$103,583	$89,804	$26,313	$222,910

Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class S Common Stock	$27,284	$22,426	$4,088	$53,251
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class D Common Stock	$67	$560	$(289)	$1,277
Total Net Increase (Decrease) in Net Assets Resulting from Operations - Class I Common Stock	$76,232	$66,818	$22,514	$168,382
Earnings Per Share - Basic and Diluted of Class S Common Stock	$0.36	$0.26	$0.05	$0.65
Weighted Average Shares of Class S Common Stock Outstanding - Basic and Diluted	76,850,925	86,501,466	79,456,231	81,554,149
Earnings Per Share - Basic and Diluted of Class D Common Stock(2)	$0.37	$0.27	$(0.57)	$0.71
Weighted Average Shares of Class D Common Stock Outstanding - Basic and Diluted	181,558	2,039,982	509,197	1,810,217
Earnings Per Share - Basic and Diluted of Class I Common Stock	$0.37	$0.28	$0.11	$0.71
Weighted Average Shares of Class I Common Stock Outstanding - Basic and Diluted	203,624,902	240,103,288	212,113,771	237,599,822
_____________
(1)Refer to “Note 3 — Agreements and Related Party Transactions” for additional details on management fee waiver.
(2)On April 2, 2026, approximately 80% of the outstanding Class D shares were converted into Class I shares. As a result, the weighted average Class D shares outstanding used in the calculation of earnings per share (“EPS”) for the nine months ended September 30, 2026 was significantly reduced, resulting in Class D EPS for the period to appear lower than it otherwise would have absent the conversion. When calculated as the aggregate of the monthly EPS, each determined by dividing monthly increase (decrease) in net assets resulting from operations by the weighted average Class D shares outstanding for the applicable month, Class D EPS for the nine months ended September 30, 2026, was $0.12 per share.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$57,923	$74,073	$178,971	$222,046
Net change in unrealized gain (loss)	47,499	14,104	(159,369)	(147)
Net realized gain (loss)	(1,839)	1,627	6,711	1,011
Net Increase (Decrease) in Net Assets Resulting from Operations	103,583	89,804	26,313	222,910
Distributions
Class S	(15,466)	(18,334)	(47,725)	(52,624)
Class D	(39)	(461)	(315)	(1,250)
Class I	(44,852)	(55,867)	(139,608)	(167,787)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(60,357)	(74,662)	(187,648)	(221,661)
Capital Share Transactions
Class S:
Issuance of common shares	973	51,417	19,207	207,625
Share transfers between classes(1)	(4,625)	(53)	(15,708)	(5,517)
Repurchase of common shares	(23,760)	(12,819)	(193,684)	(44,787)
Reinvestment of shareholders' distributions	7,360	10,338	25,000	29,638
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class S	(20,052)	48,883	(165,185)	186,959
Class D:
Issuance of shares of common stock	—	2,231	175	5,541
Share transfers between classes(1)	—	—	(8,670)	—
Repurchase of common shares	—	(678)	(10,691)	(825)
Reinvestment of shareholders' distributions	26	125	217	332
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class D	26	1,678	(18,969)	5,048
Class I:
Issuance of shares of common stock	5,899	108,260	97,507	438,636
Share transfers between classes(1)	4,625	53	24,378	5,517
Repurchase of common shares	(113,736)	(76,958)	(775,719)	(290,602)
Reinvestment of shareholders' distributions	18,886	22,466	59,367	70,606
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions - Class I	(84,326)	53,821	(594,467)	224,157
Total Increase (Decrease) in Net Assets	(61,126)	119,524	(939,956)	417,413
Net Assets, at beginning of period	$2,701,318	$3,305,969	$3,580,148	$3,008,080
Net Assets, at end of period	$2,640,192	$3,425,493	$2,640,192	$3,425,493
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

Blue Owl Technology Income Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$26,313	$222,910
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(246,833)	(1,924,640)
Proceeds from investments and investment repayments	1,298,745	1,062,122
Collections of PIK interest and dividends	5,883	11,706
Net accretion/amortization of discount/premium on investments	(9,887)	(20,703)
PIK interest and dividends	(33,769)	(34,576)
Net change in unrealized (gain) loss on investments	157,929	(2,470)
Net change in unrealized (gain) loss on foreign currency forward contracts	(1,479)	—
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	2,919	2,617
Net realized (gain) loss on investments	(6,198)	2,264
Net realized (gain) loss on foreign currency transactions relating to investments	(2,830)	(2,916)
Net realized (gain) loss on foreign currency transactions relating to debt	2,963	—
Amortization of debt issuance costs	6,935	5,279
Amortization of offering costs	777	909
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	(1,101)	8,021
(Increase) decrease in prepaid expenses and other assets	97,258	(51,172)
Increase (decrease) in management fee payable	(813)	368
Increase (decrease) in incentive fee payable	(2,207)	449
Increase (decrease) in payable for investments purchased	(40,297)	62,213
Increase (decrease) in payables to affiliates	(675)	2,324
Increase (decrease) in accrued expenses and other liabilities	(7,643)	5,737
Net cash provided by (used in) operating activities	1,245,990	(649,558)
Cash Flows from Financing Activities
Borrowings on debt	1,040,000	2,105,358
Payments on debt	(1,528,940)	(1,683,750)
Debt issuance costs	(1,920)	(6,655)
Proceeds from issuance of common shares	116,889	651,802
Offering costs paid	(517)	(1,627)
Cash distributions paid to shareholders	(108,654)	(123,578)
Repurchase of common shares	(842,914)	(342,179)
Net cash provided by (used in) financing activities	(1,326,056)	599,371
Net increase (decrease) in cash	(80,066)	(50,187)
Effect of exchange rate changes on foreign cash	(207)	160
Cash, including foreign cash, beginning of period	153,225	199,014
Cash, including foreign cash, end of period	$72,952	$148,987
Supplemental and Non-Cash Information
Interest paid during the period	$128,688	$123,021
Distributions declared during the period	187,648	221,661
Reinvestment of distributions during the period	84,584	100,576
Distributions Payable	19,514	27,224
Tender offer payable	137,180	90,207
Taxes, including excise tax, paid during the period	450	178
______________
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(7)
Aerospace & Defense
By Light Professional IT Services LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.50%		7/2031	$12,623	—	$12,458	$12,260
Jeppesen Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2032	19,466	—	19,332	19,271
ManTech International Corporation(3)(4)(9)	First lien senior secured loan	S+	4.50%		9/2029	35,491	—	35,487	34,959
								67,277	66,490	2.5%
Airlines
Accommodations Plus Technologies LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2032	8,762	—	8,688	8,696
								8,688	8,696	0.3%
Application Software
AI Titan Parent, Inc. (dba Prometheus Group)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		8/2031	28,787	—	28,572	28,347
AlphaSense, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2029	26,172	—	26,050	26,172
Anaplan, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2029	100,280	—	100,280	99,779
Armstrong Bidco Limited(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	5.00%		6/2029	£19,262	—	23,430	25,077
Arrow Borrower 2025, Inc. (dba AvidXchange)(3)(4)(9)	First lien senior secured loan	S+	4.25%		10/2032	14,080	—	14,017	13,834
Artifact Bidco, Inc. (dba Avetta)(3)(4)(9)	First lien senior secured loan	S+	4.15%		7/2031	9,385	—	9,351	9,385
BusinessSolver.com, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		12/2032	16,441	—	16,367	16,154
CALABRIO, INC.(3)(8)	First lien senior secured loan	S+	4.00%		11/2032	14,963	—	14,284	11,297
Central Parent Inc. (dba CDK Global Inc.)(3)(9)	First lien senior secured loan	S+	3.25%		7/2029	38,906	—	38,910	20,348
Coupa Holdings, LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		2/2030	838	—	837	831
Coupa Holdings, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		2/2029	36	—	36	35
Dawn Bidco, LLC (dba Dayforce)(3)(9)	First lien senior secured loan	S+	3.00%		10/2032	29,426	—	29,357	28,287
Einstein Parent, Inc. (dba Smartsheet)(3)(4)(9)	First lien senior secured loan	S+	5.25%		1/2031	43,135	—	42,803	42,596
Granicus, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.25%	1/2031	7,529	—	7,482	7,529
Granicus, Inc.(3)(4)(9)	First lien senior secured delayed draw term loan	S+	3.00%	2.25%	1/2031	1,116	—	1,109	1,102
Gusto, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2030	103,580	—	103,251	103,580
Infobip Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		6/2029	29,058	—	28,749	28,985
JS Parent, Inc. (dba Jama Software)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2031	13,403	—	13,355	13,403
Lighthouse Buyer, Inc. (dba Harbor Compliance)(3)(4)(11)	First lien senior secured loan	S+	4.25%		12/2031	7,375	—	7,309	7,264
Lighthouse Buyer, Inc. (dba Harbor Compliance)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.25%		12/2031	541	—	530	522
Lumen Bidco 1 Limited (dba Unit4)(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.50%		6/2033	€22,153	—	25,446	24,723

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(3)(4)(8)(31)	First lien senior secured loan	S+	4.50%		7/2028	85,569	—	85,509	85,569
Ministry Brands Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	17,822	—	17,684	17,600
Onward Acquireco, Inc. (dba OneStream)(3)(4)(8)	First lien senior secured loan	S+	2.38%	2.68%	4/2033	3,153	—	3,142	3,153
Perforce Software, Inc.(3)(8)	First lien senior secured loan	S+	4.75%		3/2031	4,888	—	4,873	2,452
Perforce Software, Inc.(3)(8)	First lien senior secured loan	S+	4.75%		6/2029	14,406	—	14,266	7,747
Simpler Postage, Inc. (dba Easypost)(3)(4)(9)	First lien senior secured loan	S+	7.00%		6/2029	19,750	—	19,193	19,257
Simpler Postage, Inc. (dba Easypost)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	8.00%		6/2029	3,761	—	3,761	3,667
XPLOR T1, LLC(3)(4)(9)	First lien senior secured loan	S+	3.25%		12/2032	39,204	—	39,115	37,734
Zendesk, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		11/2028	69,922	—	69,188	69,049
								788,256	755,478	28.6%
Banks
Finastra USA, Inc.(3)(10)(31)	First lien senior secured loan	S+	4.00%		9/2032	24,875	—	24,656	23,977
								24,656	23,977	0.9%
Beverages
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(3)(4)(8)	First lien senior secured loan	S+	6.25%		3/2027	8,545	—	8,528	8,545
								8,528	8,545	0.3%
Building Products
EET Buyer, Inc. (dba e-Emphasys)(3)(4)(9)	First lien senior secured loan	S+	5.50%		11/2029	5,059	—	5,035	5,046
								5,035	5,046	0.2%
Buildings & Real Estate
Associations Finance, Inc.(3)(4)(6)	Unsecured notes	N/A		14.25%	5/2030	28,975	—	28,870	28,975
Associations, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		7/2028	77,015	—	76,950	77,015
								105,820	105,990	4.0%
Capital Markets
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		6/2030	19,503	—	19,308	19,503
Clearwater Analytics Holdings, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.50%		6/2033	3,657	—	3,640	3,639
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)(3)(4)(8)(22)	First lien senior secured loan	S+	5.50%		8/2032	31,600	—	31,157	29,575
								54,105	52,717	2.0%
Commercial Services & Supplies
Sentinel Buyer Corp. (dba SimpliSafe)(3)(4)(8)	First lien senior secured loan	S+	5.00%		11/2032	64,500	—	63,920	64,016
W.A. Kendall and Company, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		4/2030	7,355	—	7,250	7,286
W.A. Kendall and Company, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.88%		4/2030	900	—	892	895
								72,062	72,197	2.7%

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Construction & Engineering
Dodge Construction Network LLC(3)(9)(35)	First lien senior secured loan	S+	4.75%		2/2029	7,486	—	6,538	6,318
								6,538	6,318	0.2%
Consumer Finance
Klarna Holding AB(3)(4)(9)(31)	Subordinated Floating Rate Notes	S+	7.00%		4/2034	32,666	—	32,666	32,666
								32,666	32,666	1.2%
Containers & Packaging
Five Star Lower Holding LLC(3)(9)	First lien senior secured loan	S+	4.25%		5/2029	10,799	—	10,728	10,516
Tricorbraun Holdings, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		3/2028	6,270	—	6,246	5,979
								16,974	16,495	0.6%
Diversified Consumer Services
Eagan Parent, Inc. (dba Elite)(3)(4)(8)	First lien senior secured loan	S+	4.25%		9/2032	10,663	—	10,619	10,663
Eternal Buyer, LLC (dba Wedgewood Weddings)(3)(4)(8)	First lien senior secured loan	S+	4.25%		6/2032	9,963	—	9,920	9,938
Icefall Parent, Inc. (dba EngageSmart)(3)(4)(9)	First lien senior secured loan	S+	4.50%		1/2030	19,898	—	19,898	19,848
Learning Care Group (US) No. 2 Inc.(3)(9)	First lien senior secured loan	S+	4.00%		8/2028	7,276	—	7,277	5,430
Litera Bidco LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		5/2028	41,891	—	41,798	41,360
Themis Solutions Inc. (dba Clio)(3)(4)(8)(31)	First lien senior secured loan	S+	1.75%	3.75%	10/2032	36,988	—	36,673	36,710
								126,185	123,949	4.7%
Diversified Financial Services
BTRS Holdings Inc. (dba Billtrust)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		12/2028	46,224	—	46,118	45,474
Blackhawk Network Holdings, Inc.(3)(8)	First lien senior secured loan	S+	3.50%		3/2029	9,093	—	9,093	8,951
Computer Services, Inc. (dba CSI)(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2031	109,291	—	108,733	108,745
Deerfield Dakota Holdings(3)(4)(9)	First lien senior secured loan	S+	3.00%	2.75%	9/2032	48,413	—	48,207	48,171
Deerfield Dakota Holdings(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.06%		9/2032	1,555	—	1,536	1,532
Minotaur Acquisition, Inc. (dba Inspira Financial)(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2030	40,742	—	40,432	40,742
ML Holdco, Inc. (dba Meridian Link)(3)(4)(9)	First lien senior secured loan	S+	4.25%		10/2032	45,959	—	45,754	45,499
ML Holdco, Inc. (dba Meridian Link)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	4.25%		10/2032	383	—	356	292
Papilio Bidco Limited (dba JTC)(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	4.75%		8/2033	£1,411	—	1,903	1,857
Papilio Bidco Limited (dba JTC)(3)(4)(15)(31)	First lien senior secured EUR term loan	E+	4.75%		8/2033	€1,646	—	1,903	1,851
Papilio US Finco, Inc. (dba JTC)(3)(4)(10)(31)	First lien senior secured loan	S+	4.50%		8/2033	11,370	—	11,286	11,256
Smarsh Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		2/2029	33,823	—	33,679	32,195
Smarsh Inc.(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.00%		2/2029	1,626	—	1,618	1,478
								350,618	348,043	13.2%

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2031	41,481	—	41,080	41,481
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(10)(31)	First lien senior secured delayed draw term loan	S+	5.25%		7/2031	8,835	—	8,738	8,835
								49,818	50,316	1.9%
Equity Real Estate Investment Trusts (REITs)
Storable, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		4/2031	32,751	—	32,612	28,195
Storable Intermediate Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+		6.00%	4/2032	51,898	—	51,711	42,167
								84,323	70,362	2.7%
Food & Staples Retailing
Fiesta Purchaser, Inc. (dba Shearer's Foods)(3)(10)(22)	First lien senior secured revolving loan	S+	2.75%		2/2029	466	—	450	445
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(3)(4)(8)	First lien senior secured loan	S+	4.25%		12/2029	138,152	—	138,152	138,152
								138,602	138,597	5.2%
Food Products
Vital Bidco AB (dba Vitamin Well)(3)(4)(8)(31)	First lien senior secured loan	S+	4.25%		10/2031	13,610	—	13,428	13,610
								13,428	13,610	0.5%
Health Care Equipment & Supplies
Cambrex Corporation(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		3/2032	14,888	—	14,755	14,847
Packaging Coordinators Midco, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2032	92,444	—	91,393	91,750
Packaging Coordinators Midco, Inc.(3)(4)(19)	First lien senior secured delayed draw term loan	SA+	5.00%		10/2032	£7,751	—	10,215	10,220
Packaging Coordinators Midco, Inc.(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.00%		10/2032	451	—	365	383
PerkinElmer U.S. LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		3/2029	57,434	—	57,334	56,805
								174,062	174,005	6.6%
Health Care Providers & Services
Atlas Borrower, LLC (dba Anovo)(3)(4)(9)	First lien senior secured loan	S+	4.25%		9/2032	11,354	—	11,254	11,325
Bristol Hospice L.L.C.(3)(4)(8)	First lien senior secured loan	S+	5.25%		8/2032	12,988	—	12,931	12,988
Covetrus, Inc.(3)(4)(9)	Second lien senior secured loan	S+	9.25%		10/2030	25,000	—	24,677	25,000
Engage Debtco Limited(3)(4)(9)(31)	First lien senior secured loan	S+	5.71%		7/2029	13,522	—	13,378	12,204
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2029	49,713	—	49,199	49,713
PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured loan	S+	6.00%		11/2030	38,171	—	37,916	32,827
PetVet Care Centers, LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		11/2029	2,149	—	2,125	1,397
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured loan	S+		5.75%	5/2029	19,350	—	16,972	8,417

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(22)(28)	First lien senior secured delayed draw term loan	S+		6.25%	5/2028	663	—	607	657
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured revolving loan	S+		5.75%	5/2028	2,128	—	1,870	926
Puma Buyer, LLC (dba PANTHERx)(3)(4)(9)	First lien senior secured loan	S+	4.25%		3/2032	27,655	—	27,498	27,655
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	8,108	—	8,046	8,108
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2031	13,902	—	13,787	13,902
								220,260	205,119	7.8%
Health Care Technology
Color Intermediate, LLC (dba ClaimsXten)(3)(4)(9)	First lien senior secured loan	S+	4.75%		10/2029	38,153	—	38,153	37,962
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031	76,616	—	76,281	76,616
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		8/2031	16,611	—	16,528	16,569
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028	4,110	—	4,081	3,134
Greenway Health, LLC(3)(4)(10)	First lien senior secured loan	S+	6.75%		4/2029	4,583	—	4,509	4,376
Himalaya Topco LLC (dba HealthEdge)(3)(4)(8)(22)	First lien senior secured loan	S+	3.00%	2.25%	6/2032	33,342	—	33,043	32,613
Himalaya Topco LLC (dba HealthEdge)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.00%		6/2032	1,668	—	1,626	1,568
Hyland Software, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2030	37,687	—	37,687	36,933
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured loan	S+	6.00%		12/2030	34,674	—	34,174	34,153
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		6/2030	2,691	—	2,650	2,643
Inovalon Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	2.75%	11/2028	91,004	—	90,893	86,681
Inovalon Holdings, Inc.(3)(4)(9)	Second lien senior secured loan	S+		8.50%	11/2033	39,334	—	39,334	33,040
Interoperability Bidco, Inc. (dba Lyniate)(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2028	16,734	—	16,726	16,692
Modernizing Medicine, Inc. (dba ModMed)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	4/2032	62,772	—	62,197	62,772
Neptune Holdings, Inc. (dba NexTech)(3)(4)(9)	First lien senior secured loan	S+	4.50%		8/2030	18,015	—	17,949	17,745
RL Datix Holdings (USA), Inc.(3)(4)(10)	First lien senior secured loan	S+	4.75%		4/2031	23,868	—	23,868	23,629
RL Datix Holdings (USA), Inc.(3)(4)(19)	First lien senior secured GBP term loan	SA+	5.00%		4/2031	£11,786	—	15,905	15,500
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(8)	First lien senior secured loan	S+	5.75%		8/2031	74,847	—	73,993	74,847
Zelis Cost Management Buyer, Inc.(3)(8)	First lien senior secured loan	S+	3.25%		11/2031	7,899	—	7,867	7,856
								597,464	585,329	22.2%

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Hotels, Restaurants & Leisure
Birdie Bidco, Inc. (dba Concert Golf Partners)(3)(4)(9)(22)	First lien senior secured loan	S+	2.50%	2.25%	11/2032	25,728	—	25,601	25,728
Troon Golf, L.L.C.(3)(4)(9)	First lien senior secured loan	S+	4.75%		8/2032	11,767	—	11,738	11,767
								37,339	37,495	1.4%
Household Products
WU Holdco, Inc. (dba PurposeBuilt Brands)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		4/2032	6,739	—	6,723	6,702
								6,723	6,702	0.3%
Industrial Conglomerates
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		1/2031	47,072	—	46,774	46,340
								46,774	46,340	1.8%
Insurance
Acrisure, LLC(3)(4)(6)(31)	Unsecured notes	N/A	8.50%		6/2029	3,000	—	3,000	2,190
Alera Group, Inc.(3)(9)(22)	First lien senior secured revolving loan	S+	2.75%		5/2030	73	—	73	39
Alera Group, Inc.(3)(8)	Second lien senior secured loan	S+	5.50%		5/2033	12,500	—	12,445	12,039
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		8/2029	34,699	—	34,449	34,613
AmeriLife Holdings LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		8/2028	862	—	847	854
Atlas US Finco, Inc. (dba Nearmap)(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		12/2029	8,939	—	8,905	8,939
Diamond Insure Bidco (dba Acturis)(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	3.75%		7/2031	€625	—	661	708
Diamond Insure Bidco (dba Acturis)(3)(4)(19)(31)	First lien senior secured GBP term loan	SA+	4.00%		7/2031	£1,673	—	2,084	2,216
Integrity Marketing Acquisition, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2028	65,741	—	65,544	65,741
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		11/2032	33,427	—	33,265	33,344
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.50%		11/2032	1,110	—	1,089	1,098
Mitchell International, Inc.(3)(8)	Second lien senior secured loan	S+	5.25%		6/2032	7,300	—	7,272	6,701
One, Inc. Software Corporation(3)(4)(10)	First lien senior secured loan	S+	4.25%		12/2032	37,720	—	37,548	37,531
Simplicity Financial Marketing Group Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		12/2031	25,589	—	25,384	25,333
Trucordia Insurance Holdings, LLC(3)(4)(9)	Second lien senior secured loan	S+	5.75%		6/2033	25,000	—	24,779	23,250
								257,345	254,596	9.6%
Internet & Direct Marketing Retail
Aurelia Netherlands B.V.(3)(4)(14)(31)	First lien senior secured EUR term loan	E+	4.75%		5/2031	€25,282	—	28,575	28,717
								28,575	28,717	1.1%

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
IT Services
Flexera Software LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		8/2032	36,152	—	36,074	35,790
Flexera Software LLC(3)(4)(13)	First lien senior secured EUR term loan	E+	4.75%		8/2032	€9,360	—	10,938	10,524
IE Mackenzie Compute Ltd.(3)(4)(6)(31)	First lien senior secured delayed draw term loan	N/A	9.00%		3/2029	7,735	—	7,569	7,565
Kaseya Inc.(3)(9)	First lien senior secured loan	S+	3.25%		3/2032	49,250	—	49,048	40,922
Kaseya Inc.(3)(9)	Second lien senior secured loan	S+	5.00%		3/2033	15,732	—	15,655	8,720
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured loan	S+	2.75%	2.25%	10/2031	70,496	—	69,939	67,335
Spaceship Purchaser, Inc. (dba Squarespace)(3)(4)(9)(35)	First lien senior secured loan	S+	3.75%		10/2031	48,782	—	48,782	48,538
VCI Asset Holdings LLC(3)(4)(6)(31)	First lien senior secured loan	N/A	10.00%		11/2030	46,750	—	46,348	49,789
								284,353	269,183	10.2%
Life Sciences Tools & Services
Bamboo US BidCo LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		9/2030	28,311	—	28,246	28,311
Bamboo US BidCo LLC(3)(4)(14)	First lien senior secured EUR term loan	E+	5.25%		9/2030	€12,340	—	12,982	14,016
Bamboo US BidCo LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.25%		10/2029	1,436	—	1,436	1,436
Bracket Intermediate Holding Corp.(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2031	23,056	—	22,863	23,056
Bracket Intermediate Holding Corp.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2031	993	—	976	993
Commander Buyer, Inc. (dba CenExel)(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2032	9,587	—	9,542	9,587
								76,045	77,399	2.9%
Media
Monotype Imaging Holdings Inc.(3)(4)(8)	First lien senior secured loan	S+	5.25%		2/2031	28,280	—	28,134	28,210
								28,134	28,210	1.1%
Multiline Retail
PDI TA Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.50%	2/2031	13,576	—	13,438	12,796
PDI TA Holdings, Inc.(3)(4)(9)	First lien senior secured revolving loan	S+	5.50%		2/2031	1,131	—	1,120	1,066
								14,558	13,862	0.5%
Pharmaceuticals
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured loan	S+	5.75%		8/2029	8,335	—	8,240	8,168
								8,240	8,168	0.3%
Professional Services
Certinia Inc.(3)(4)(10)	First lien senior secured loan	S+	4.50%		8/2031	83,686	—	83,628	81,803
CloudPay, Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	7.50%		7/2029	8,909	—	8,844	8,686
DCCM, LLC(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		6/2032	14,885	—	14,731	14,702
EP Purchaser, LLC (dba Entertainment Partners)(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2028	4,184	—	4,109	3,127
Gerson Lehrman Group, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2028	42,352	—	42,188	42,035

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Horizon Avionics Buyer, LLC (dba Acron Aviation)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		3/2032	19,517	—	19,415	19,517
Motus Group, LLC(3)(4)(9)	First lien senior secured loan	S+	3.75%		12/2028	12,187	—	12,187	9,994
Proofpoint, Inc.(3)(4)(9)	Second lien senior secured loan	S+	5.75%		12/2033	19,065	—	18,898	18,684
Proofpoint, Inc.(3)(4)(14)	Second lien senior secured EUR term loan	E+	5.75%		12/2033	€16,678	—	18,899	18,565
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured loan	S+	6.50%		5/2028	17,280	—	17,243	17,280
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR delayed draw term loan	E+	6.75%		5/2028	€3,184	—	3,449	3,616
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.50%		5/2028	625	—	622	625
Sovos Compliance, LLC(3)(8)	First lien senior secured loan	S+	3.25%		8/2029	8,261	—	8,261	8,018
Vensure Employer Services, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	38,001	—	37,707	37,716
								290,181	284,368	10.8%
Specialty Retail
Courier Plus, Inc. (dba Dutchie)(3)(4)(9)	First lien senior secured loan	S+	6.50%	1.00%	5/2031	1,639	—	1,624	1,635
Courier Plus, Inc. (dba Dutchie)(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	6.50%		5/2031	47	—	47	45
McQueen Bidco PTY LTD. (dba Infomedia)(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		12/2032	34,002	—	34,002	33,747
McQueen Bidco PTY LTD. (dba Infomedia)(3)(4)(14)(22)(31)	First lien senior secured revolving loan	E+	4.50%		12/2032	€875	—	994	951
OECONNECTION LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		12/2032	17,228	—	17,149	17,099
								53,816	53,477	2.0%
Systems Software
Activate Holdings (US) Corp. (dba Absolute Software)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2030	39,615	—	39,504	39,317
Appfire Technologies, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		3/2028	14,249	—	14,229	13,964
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(3)(4)(8)	First lien senior secured loan	S+	6.00%		3/2031	24,179	—	23,929	23,878
Barracuda Parent, LLC(3)(9)	First lien senior secured loan	S+	4.50%		8/2029	30,436	—	30,005	21,244
Barracuda Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	6.50%		8/2029	20,442	—	20,013	15,843
Barracuda Parent, LLC(3)(4)(9)	Second lien senior secured loan	S+	7.00%		8/2030	55,875	—	54,877	19,101
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2028	46,061	—	46,056	45,485
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2027	2,529	—	2,524	2,482
Cloud Software Group, Inc.(3)(9)	First lien senior secured loan	S+	3.25%		3/2031	27,192	—	27,192	25,764

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Cloud Software Group, Inc.(3)(9)	First lien senior secured loan	S+	3.25%		8/2032	21,510	—	21,510	20,357
Clover Holdings 2, LLC (dba Cohesity)(3)(8)	First lien senior secured loan	S+	3.75%		12/2031	13,278	—	13,158	13,104
ConnectWise, LLC(3)(9)	First lien senior secured loan	S+	3.50%		9/2028	5,704	—	5,676	5,601
Crewline Buyer, Inc. (dba New Relic)(3)(4)(9)	First lien senior secured loan	S+	6.75%		11/2030	92,909	—	91,967	91,051
Databricks, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.50%		1/2032	48,571	—	48,571	48,571
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(9)	Second lien senior secured loan	S+	5.25%		11/2030	39,075	—	38,856	37,903
Forescout Technologies, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		5/2032	2,764	—	2,757	2,688
KnowBe4, Inc.(3)(9)	First lien senior secured loan	S+	3.75%		7/2032	15,880	—	15,846	11,116
Matterhorn Finco, Inc. (dba Nexthink)(3)(4)(9)	First lien senior secured loan	S+	5.50%		3/2033	8,437	—	8,397	8,437
Project Alpha Intermediate Holding, Inc. (dba Qlik)(3)(9)	First lien senior secured loan	S+	3.25%		10/2030	19,006	—	18,971	13,308
Securonix, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	7.00%		4/2029	22,708	—	22,616	16,598
Sitecore Holding III A/S(3)(4)(10)	First lien senior secured loan	S+	6.00%		3/2029	5,123	—	5,105	5,020
Sitecore Holding III A/S(3)(4)(15)	First lien senior secured EUR term loan	E+	6.00%		3/2029	€29,548	—	31,171	32,890
Sitecore USA, Inc.(3)(4)(10)	First lien senior secured loan	S+	6.00%		3/2029	30,886	—	30,779	30,268
Talon MidCo 2 Limited(3)(4)(8)(31)	First lien senior secured loan	S+	4.93%		8/2028	32,529	—	32,291	32,121
Tricentis Operations Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	3.25%	2/2032	64,031	—	63,543	63,071
								709,543	639,182	24.2%
Water Utilities
Vessco Midco Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	4.25%		7/2031	9,346	—	9,276	9,346
Vessco Midco Holdings, LLC(3)(4)(10)(22)	First lien senior secured loan	S+	4.25%		7/2031	6,828	—	6,783	6,828
								16,059	16,174	0.6%
Wireless Telecommunication Services
CCI BUYER, INC. (dba Consumer Cellular)(3)(4)(9)	First lien senior secured loan	S+	5.00%		5/2032	23,892	—	23,689	23,892
								23,689	23,892	0.9%
Total non-controlled/non-affiliated debt investments								$4,826,739	$4,651,710	176.2%
Total non-controlled/non-affiliated misc. debt commitments(22)(23)(Note 8)								$(1,622)	$(2,795)	(0.1)%
Total non-controlled/non-affiliated portfolio company debt investments								$4,825,117	$4,648,915	176.1%
Equity Investments
Application Software
AlphaSense, LLC(3)(4)(29)(30)	Series E Preferred Shares	N/A			N/A	—	480,362	4,342	7,806
Harvey AI Corporation(3)(4)(29)(30)	Series F Preferred Stock	N/A			N/A	—	160,120	4,000	5,938
Project Alpine Co-Invest Fund, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	6,667	—	6,671	8,313
Simpler Postage, Inc. (dba Easypost)(3)(4)(29)(30)	Warrants	N/A			N/A	—	68,396	861	765
Zoro TopCo, Inc.(3)(4)(9)(30)	Series A Preferred Equity	S+		9.50%	N/A	—	1,939	3,103	3,128

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Zoro TopCo, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	—	671,414	6,714	6,569
								25,691	32,519	1.2%
Capital Markets
GT Silver Co-Invest SCSp(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	112	—	112	112
Snowbird Manager LP(3)(5)(29)(30)(31)	LP Interest	N/A			N/A	2,113	—	2,058	2,207
WP Silver Co-Invest, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	113	—	113	113
								2,283	2,432	0.1%
Commercial Services & Supplies
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class A Units	N/A			N/A	—	3,127	3,127	3,284
Rome Topco Holdings, LLC (dba SimpliSafe)(3)(4)(29)(30)	Class B Units	N/A			N/A	—	3,127,449	—	242
								3,127	3,526	0.1%
Diversified Financial Services
Plaid Inc.(3)(4)(29)(30)	Class A Common Stock	N/A			N/A	—	7,081	2,001	2,000
								2,001	2,000	0.1%
Health Care Equipment & Supplies
KPCI Co-Invest 2, L.P.(3)(4)(29)(30)(31)	Class A Units	N/A			N/A	—	368,732	3,687	3,682
								3,687	3,682	0.1%
Health Care Providers & Services
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(29)(30)	Class A Interest	N/A			N/A	—	317	3,171	4,783
Plasma Lender Blocker, LLC (dba PathGroup)(3)(4)(29)(30)	Common Units	N/A			N/A	—	25,210	—	—
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(3)(4)(6)(30)	Series A Preferred Stock	N/A		15.00%	N/A	—	4,419	6,577	4,834
								9,748	9,617	0.4%
Health Care Technology
Minerva Holdco, Inc.(3)(4)(6)(30)	Senior A Preferred Stock	N/A		10.75%	N/A	—	40,000	65,387	63,000
ModMed Software Midco Holdings, Inc. (dba ModMed)(3)(4)(6)(30)	Series A Preferred Units	N/A		13.00%	N/A	—	13,733	15,572	15,915
Orange Blossom Parent, Inc.(3)(4)(29)(30)	Common Units	N/A			N/A	—	16,667	1,667	1,581
								82,626	80,496	3.0%
Insurance
Accelerate Topco Holdings, LLC(3)(4)(29)(30)	Common Units	N/A			N/A	—	12,822	354	580
Hockey Parent Holdings, L.P.(3)(4)(29)(30)	Class A Common Units	N/A			N/A	—	7,500	7,500	9,820
								7,854	10,400	0.4%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(3)(4)(10)(30)	Perpetual Preferred Stock	S+		10.75%	N/A	—	31,500	46,771	24,849

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	—	352,260	2,230	11,705
Nscale Limited(3)(4)(29)(30)(31)	Preferred equity	N/A			N/A	—	182,280	3,346	6,057
Valor CI Blocker Feeder LP(3)(4)(22)(30)(31)	LP Interest	N/A			N/A	2,210	—	2,202	2,290
VCI Intermediate TopCo 1 LLC(3)(4)(30)(31)	Class B Units	N/A			N/A	2,602	—	2,603	2,856
								57,152	47,757	1.8%
Life Sciences Tools & Services
Baypine Commander Co-Invest, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	904	—	909	947
								909	947	—%
Professional Services
CloudPay, Inc.(3)(4)(6)(30)(31)	Series E Preferred Stock	N/A		13.50%	N/A	—	31,770	9,110	9,110
Perk Group Inc. (fka TravelPerk, Inc.)(3)(4)(29)(30)(31)	Warrants	N/A			N/A	—	76,878	985	979
Vestwell Holdings Inc.(3)(4)(29)(30)	Series D Preferred Stock	N/A			N/A	—	152,175	3,020	3,772
								13,115	13,861	0.5%
Systems Software
Chrome Investors LP(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	8,754	—	8,757	9,411
Elliott Alto Co-Investor Aggregator L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	—	7,836	7,891	19,055
Halo Purchaser, LLC(3)(4)(6)(28)(30)	Class B PIK Preferred Equity	N/A		6.00%	N/A	—	10,000	14,415	3,503
Halo Purchaser, LLC(3)(4)(29)(30)	Class E Warrant Units	N/A			N/A	—	16,825	422	1
Project Hotel California Co-Invest Fund, L.P.(3)(29)(30)(31)	LP Interest	N/A			N/A	6,712	—	6,684	10,014
Veeam Software Group(3)(4)(29)(30)	Series C Preferred Shares	N/A			N/A	—	1,850,573	13,708	14,082
VEPF VIII Co-Invest 8-A, L.P.(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	241	—	241	241
								52,118	56,307	2.1%
Total non-controlled/non-affiliated portfolio company equity investments								$260,311	$263,544	10.0%
Total non-controlled/non-affiliated portfolio company investments								$5,085,428	$4,912,459	186.1%
Non-controlled/affiliated portfolio company equity investments(24)
Equity Investments
Asset Based Lending and Fund Finance
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)(3)(5)(26)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	39,830	—	39,830	39,830
								39,830	39,830	1.5%
Pharmaceuticals
LSI Financing 1 DAC(3)(4)(30)(31)	Specialty finance equity investment	N/A			N/A	2,073	—	2,105	2,132
								2,105	2,132	0.1%
Total non-controlled/affiliated portfolio company equity investments								$41,935	$41,962	1.6%

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Unit	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Controlled/affiliated portfolio company investments(24)
Equity Investments
Diversified Financial Services
Stripe Blue Owl Holdings LLC(3)(5)(29)(30)(31)	LLC interest	N/A			N/A	15,549	—	15,551	19,107
								15,551	19,107	0.7%
Pharmaceuticals
LSI Financing LLC(3)(5)(22)(30)(31)	Specialty finance equity investment	N/A			N/A	42,066	—	42,066	46,348
								42,066	46,348	1.8%
Joint Ventures
Blue Owl Credit SLF LLC(3)(5)(26)(30)(31)	LLC interest	N/A			N/A	16,161	—	16,162	14,879
Blue Owl Leasing LLC(3)(5)(26)(30)(31)	LLC interest	N/A			N/A	350	—	350	343
								16,512	15,222	0.6%
Total controlled/affiliated portfolio company equity investments								$74,129	$80,677	3.1%
Total Investments								$5,201,492	$5,035,098	190.7%

	Forward Contracts as of September 30, 2026
	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Maturity Date	Unrealized Appreciation / (Depreciation)(a)
Foreign currency forward contract	$12,365	£9,212	SMBC Capital Markets, Inc.	10/20/2026	$142
Foreign currency forward contract	$46,906	€40,282	SMBC Capital Markets, Inc.	3/22/2027	914
Foreign currency forward contract	£9,212	$12,307	SMBC Capital Markets, Inc.	10/20/2026	(86)
Foreign currency forward contract	$12,309	£9,212	SMBC Capital Markets, Inc.	3/22/2027	80
Total					$1,050
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
(3)Represents a co-investment made with the Company's affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See “Note 3 — Agreements and Related Party Transactions.”
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
(8)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2026 was 3.91%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2026 was 4.08%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2026 was 4.27%.
(11)The interest rate on these loans is subject to 12 month SOFR, which as of September 30, 2026 was 4.60%.
(12)Reserved.
(13)The interest rate on these loans is subject to 1 month EURIBOR, which as of September 30, 2026 was 2.50%,
(14)The interest rate on these loans is subject to 3 month EURIBOR, which as of September 30, 2026 was 2.62%.

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

(15)The interest rate on these loans is subject to 6 month EURIBOR, which as of September 30, 2026 was 3.07%.
(16)Reserved.
(17)Reserved.
(18)Reserved.
(19)The interest rate on these loans is subject to SONIA, which as of September 30, 2026 was 3.73%.
(20)Reserved.
(21)Reserved.
(22)Position or portion thereof is a partially unfunded debt or equity commitment. See “Note 8 — Commitments and Contingencies.”

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Non-controlled/non-affiliated - debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$4,050	$—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	8/2031	1,240	826	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	4,064	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	2/2027	663	2,502	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	2/2027	—	1,222	(15)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	2,297	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	2,664	2,494	—
Birdie Bidco, Inc. (dba Concert Golf Partners)	First lien senior secured delayed draw term loan	11/2027	1,203	5,803	—
Bracket Intermediate Holding Corp.	First lien senior secured delayed draw term loan	10/2027	—	2,562	—
BusinessSolver.com, Inc.	First lien senior secured delayed draw term loan	12/2027	—	2,462	(37)
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	1/2027	1,298	2,856	—
Clearwater Analytics Holdings, Inc.	First lien senior secured delayed draw term loan	12/2028	—	677	(2)
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	2,641	—
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	11/2027	—	15,946	(40)
Courier Plus, Inc. (dba Dutchie)	First lien senior secured delayed draw term loan	5/2028	47	675	—
Courier Plus, Inc. (dba Dutchie)	First lien senior secured delayed draw term loan	2/2027	—	1,639	(4)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	4,081	1,374	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2027	—	1,108	(2)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	1,084	4,664	—
Databricks, Inc.	First lien senior secured delayed draw term loan	1/2028	—	12,252	—
DCCM, LLC	First lien senior secured delayed draw term loan	6/2027	216	7,029	—
Eagan Parent, Inc. (dba Elite)	First lien senior secured delayed draw term loan	9/2027	—	2,666	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured delayed draw term loan	6/2027	—	2,013	—
Gusto, Inc.	First lien senior secured delayed draw term loan	11/2027	—	19,795	—
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	12/2027	—	4,447	(67)
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured delayed draw term loan	6/2027	233	4,215	—
Horizon Avionics Buyer, LLC (dba Acron Aviation)	First lien senior secured delayed draw term loan	11/2027	2,523	3,887	—
IE Mackenzie Compute Ltd.	First lien senior secured delayed draw term loan	12/2026	—	12,265	—

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	First lien senior secured delayed draw term loan	11/2028	499	5,050	—
Lighthouse Buyer, Inc. (dba Harbor Compliance)	First lien senior secured delayed draw term loan	12/2028	—	6,146	(61)
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	8,568	761	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	3,952	(49)
Lumen Bidco 1 Limited (dba Unit4)	First lien senior secured EUR delayed draw term loan	6/2030	—	2,359	(18)
ML Holdco, Inc. (dba Meridian Link)	First lien senior secured delayed draw term loan	10/2027	383	11,573	—
OECONNECTION LLC	First lien senior secured delayed draw term loan	12/2028	—	10,109	(51)
One, Inc. Software Corporation	First lien senior secured delayed draw term loan	12/2027	—	7,254	—
Onward Acquireco, Inc. (dba OneStream)	First lien senior secured delayed draw term loan	4/2028	—	1,333	—
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	10/2027	—	13,750	—
Papilio Bidco Limited (dba JTC)	First lien senior secured GBP delayed draw term loan	8/2029	—	3,410	(34)
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	10/2027	1,907	8,687	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	5/2028	663	637	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	5,383	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	11/2026	—	346	—
Sentinel Buyer Corp. (dba SimpliSafe)	First lien senior secured delayed draw term loan	11/2027	—	5,372	(13)
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	3,930	9,736	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	5,395	23	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	740	5,471	(119)
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	9,529	(119)
Themis Solutions Inc. (dba Clio)	First lien senior secured delayed draw term loan	10/2027	—	15,308	(115)
Tricentis Operations Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	11,994	(120)
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2027	—	859	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	5/2028	523	2,579	—
W.A. Kendall and Company, LLC	First lien senior secured delayed draw term loan	12/2026	1,579	6,670	—
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured delayed draw term loan	4/2027	—	1,650	(4)
Accommodations Plus Technologies LLC	First lien senior secured revolving loan	5/2032	—	1,362	(10)
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	2,487	(19)
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	5,539	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	3,443	(52)
Alera Group, Inc.	First lien senior secured revolving loan	5/2030	73	1,177	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	862	2,587	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	6,230	(31)
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2028	—	1,633	(33)
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	1,308	1,744	—
Arrow Borrower 2025, Inc. (dba AvidXchange)	First lien senior secured revolving loan	10/2032	—	1,920	(34)

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	1,640	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	—	3,451	—
Atlas Borrower, LLC (dba Anovo)	First lien senior secured revolving loan	9/2032	—	2,244	(6)
Atlas US Finco, Inc. (dba Nearmap)	First lien senior secured revolving loan	12/2028	—	948	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	2,700	(34)
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	1,436	2,667	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	2,529	1,212	—
BCPE Pequod Buyer, Inc. (dba Envestnet)	First lien senior secured revolving loan	11/2029	—	3,616	(50)
Birdie Bidco, Inc. (dba Concert Golf Partners)	First lien senior secured revolving loan	11/2032	—	3,889	—
Bracket Intermediate Holding Corp.	First lien senior secured revolving loan	10/2031	993	1,009	—
Bristol Hospice L.L.C.	First lien senior secured revolving loan	8/2032	—	1,249	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	12/2028	5,034	3,776	—
BusinessSolver.com, Inc.	First lien senior secured revolving loan	12/2032	—	1,097	(19)
By Light Professional IT Services LLC	First lien senior secured revolving loan	7/2031	374	561	—
Cambrex Corporation	First lien senior secured revolving loan	3/2032	427	1,233	—
CCI BUYER, INC. (dba Consumer Cellular)	First lien senior secured revolving loan	5/2032	—	1,409	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	1,038	—
Certinia Inc.	First lien senior secured revolving loan	8/2031	—	7,377	(166)
Clearwater Analytics Holdings, Inc.	First lien senior secured revolving loan	6/2033	—	440	(2)
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	1,761	—
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	36	18	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	9,321	(186)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	9,347	—
DCCM, LLC	First lien senior secured revolving loan	6/2032	—	2,899	(29)
Deerfield Dakota Holdings	First lien senior secured revolving loan	9/2032	1,555	2,887	—
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)	First lien senior secured revolving loan	8/2032	927	2,163	—
Eagan Parent, Inc. (dba Elite)	First lien senior secured revolving loan	9/2032	—	1,422	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2029	—	370	(1)
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	4,462	(56)
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured revolving loan	6/2032	—	2,013	(5)
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	466	1,071	—
Flexera Software LLC	First lien senior secured revolving loan	8/2032	—	2,320	(23)
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2031	—	215	(6)
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2028	—	2,155	(16)
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	1,031	—
Himalaya Topco LLC (dba HealthEdge)	First lien senior secured revolving loan	6/2032	1,668	3,335	—
Horizon Avionics Buyer, LLC (dba Acron Aviation)	First lien senior secured revolving loan	3/2032	1,686	1,519	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	1,837	(37)

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	1,957	(5)
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	2,691	513	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	2,939	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	—	796	(2)
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2028	—	8,609	—
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	First lien senior secured revolving loan	11/2032	1,110	3,774	—
Jeppesen Holdings, LLC	First lien senior secured multi-currency revolving loan	11/2032	—	1,009	(10)
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	1,324	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	6,770	—
Lighthouse Buyer, Inc. (dba Harbor Compliance)	First lien senior secured revolving loan	12/2031	541	688	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	2,249	(28)
Lumen Bidco 1 Limited (dba Unit4)	First lien senior secured EUR revolving loan	6/2033	—	2,359	(18)
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	5,046	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	4,405	(66)
Matterhorn Finco, Inc. (dba Nexthink)	First lien senior secured revolving loan	3/2033	—	1,301	—
McQueen Bidco PTY LTD. (dba Infomedia)	First lien senior secured revolving loan	12/2032	994	4,716	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	1,627	(20)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	3,220	—
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	5,689	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	3,540	(9)
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	2,470	(37)
OECONNECTION LLC	First lien senior secured revolving loan	12/2032	—	2,662	(20)
One, Inc. Software Corporation	First lien senior secured revolving loan	12/2032	—	2,902	(15)
Onward Acquireco, Inc. (dba OneStream)	First lien senior secured revolving loan	4/2033	—	556	—
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	10/2032	451	8,564	—
PDI TA Holdings, Inc.*	First lien senior secured revolving loan	2/2031	1,131	—	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	2,149	3,224	—
Plasma Buyer LLC (dba PathGroup)*	First lien senior secured revolving loan	5/2028	2,128	—	—
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	4,788	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	4,714	(47)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	7,243	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	1,582	1,977	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	625	782	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	—	8,173	(327)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	2,734	(27)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	1,626	1,670	—

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	7,941	(139)
Talon MidCo 2 Limited	First lien senior secured revolving loan	8/2028	—	2,738	(34)
Themis Solutions Inc. (dba Clio)	First lien senior secured revolving loan	10/2032	—	12,756	(96)
Tricentis Operations Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	7,496	(112)
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2032	—	859	—
Truist Insurance Holdings, LLC	First lien senior secured revolving loan	5/2029	—	2,106	(26)
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	2,769	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	1,038	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	—	3,235	—
W.A. Kendall and Company, LLC	First lien senior secured revolving loan	4/2030	900	235	—
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured revolving loan	4/2032	22	491	—
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	5,743	(72)
Total non-controlled/non-affiliated - debt commitments			$74,763	$560,593	$(2,795)

Non-controlled/non-affiliated - equity commitments
Chrome Investors LP	LP Interest	N/A	$8,754	$2,189	$—
Valor CI Blocker Feeder LP	LP Interest	N/A	2,210	380	—
Total non-controlled/non-affiliated - equity commitments			$10,964	$2,569	$—

Controlled/affiliated - equity commitments
LSI Financing LLC	Specialty finance equity investment	N/A	$42,066	$26,400	$—
Total controlled/affiliated - equity commitments			$42,066	$26,400	$—

Total Portfolio Company Commitments			$127,793	$589,562	$(2,795)
*Fully funded
(23)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.
(24)As defined in the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the nine months ended September 30, 2026, were as follows:

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Company	Fair value at December 31, 2025	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Fair value at Transfers (d)	Fair value at September 30, 2026	Interest and PIK Income	Dividend Income	Other Income
Non - Controlled Affiliates
LSI Financing 1 DAC	$2,623	$—	$(586)	$95	$—	$2,132	$—	$96	$—
LSI Financing LLC	61,563	—	(14,609)	1,045	(47,999)	—	—	3,325	—
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)	25,203	22,018	(7,438)	47	—	39,830	—	3,573	—
Total Non-controlled Affiliates	$89,389	$22,018	$(22,633)	$1,187	$(47,999)	$41,962	$—	$6,994	$—

Company	Fair value at December 31, 2025	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Fair value at Transfers (d)	Fair value at September 30, 2026	Interest and PIK Income	Dividend Income	Other Income
Controlled Affiliates
Blue Owl Credit SLF LLC (c)	$14,104	$1,869	$—	$(1,094)	$—	$14,879	$—	$1,099	$—
Blue Owl Leasing LLC (c)	2,232	—	(1,883)	(6)	—	343	—	9	—
LSI Financing LLC	—	—	(1,587)	(64)	47,999	46,348	—	1,585	—
Stripe Blue Owl Holdings LLC	7,797	7,754	—	3,556	—	19,107	—	—	—
Total Controlled Affiliates	$24,133	$9,623	$(3,470)	$2,392	$47,999	$80,677	$—	$2,693	$—
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
(d)Represents the transfers into (out of) Non-Controlled Affiliates and Controlled Affiliates at fair value during the period, as applicable.
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
(27)As of September 30, 2026, the net estimated unrealized loss for U.S. federal income tax purposes was $105.0 million based on a tax cost basis of $5.1 billion. As of September 30, 2026, the aggregate gross unrealized losses for U.S federal income tax purposes was $169.9 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $64.9 million.
(28)Investment was on non-accrual status as of September 30, 2026.
(29)Non-income producing equity investment, which does not have a stated rate of interest or a stated dividend return.
(30)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities is $386.2 million or 14.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Accelerate Topco Holdings, LLC	Common Units	September, 2022
AlphaSense, LLC	Series E Preferred Shares	June, 2024
Baypine Commander Co-Invest, LP	LP Interest	June, 2025
Blue Owl Credit SLF LLC**	LLC Interest	August, 2024
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)*	Specialty finance equity investment	August, 2025
Blue Owl Leasing LLC**	LLC Interest	June, 2025
Chrome Investors LP	LP Interest	January, 2025
CloudPay, Inc.	Series E Preferred Stock	July, 2024
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September, 2022
GT Silver Co-Invest SCSp	LP Interest	April, 2026
Halo Purchaser, LLC	Class E Warrant Units	December, 2025
Halo Purchaser, LLC	Class B PIK Preferred Equity	December, 2025
Harvey AI Corporation	Series F Preferred Stock	March, 2026
Hockey Parent Holdings, L.P.	Class A Common Units	September, 2023
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June, 2022
KPCI Co-Invest 2, L.P.	Class A Units	October, 2025
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	December, 2023
LSI Financing 1 DAC*	Specialty finance equity investment	December, 2022
LSI Financing LLC*	Specialty finance equity investment	November, 2024
Minerva Holdco, Inc.	Senior A Preferred Stock	May, 2022
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	April, 2025
Nscale Global Holdings Limited	Series B Preferred Shares	September, 2025
Nscale Limited	Preferred equity	September, 2025
Orange Blossom Parent, Inc.	Common Units	July, 2022
Plaid Inc.	Class A Common Stock	March, 2026
Plasma Lender Blocker, LLC (dba PathGroup)	Common Units	August, 2026
Project Alpine Co-Invest Fund, LP	LP Interest	June, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August, 2022
Rome Topco Holdings, LLC (dba SimpliSafe)	Class A Units	November, 2025
Rome Topco Holdings, LLC (dba SimpliSafe)	Class B Units	November, 2025
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November, 2023
Simpler Postage, Inc. (dba Easypost)	Warrants	June, 2024
Snowbird Manager LP	LP Interest	December, 2025
Stripe Blue Owl Holdings LLC*	LLC Interest	December, 2025
TravelPerk, Inc.	Warrants	May, 2024
Valor CI Blocker Feeder LP	LP Interest	October, 2025
VCI Intermediate TopCo 1 LLC	Class B Units	November, 2025
Veeam Software Group	Series C Preferred Shares	December, 2025
VEPF VIII Co-Invest 8-A, L.P.	LP Interest	March, 2026
Vestwell Holdings Inc.	Series D Preferred Stock	December, 2023
WP Silver Co-Invest, L.P.	LP Interest	April, 2026
Zoro TopCo, Inc.	Series A Preferred Equity	November, 2022
Zoro TopCo, L.P.	Class A Common Units	November, 2022
* Refer to “Note 3 — Agreements and Related Party Transactions – Controlled/Affiliated Portfolio Companies.”
** Refer to “Note 4 — Investments – Joint Ventures” for further information.

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share and per share amounts)
(Unaudited)

(31)     The portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2026, non-qualifying assets represented 15.1% of total assets as calculated in accordance with the regulatory requirements.
(32)     Reserved.
(33)     Reserved.
(34)     Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC) (“BOCSO 2025”) were formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of September 30, 2026, the BOCSO 2025 portfolio consists of six investments totaling $0.73 billion at cost and $0.72 billion at fair value, respectively, and ranging in cost from $24.9 million to $187.4 million and with a fair value ranging from $24.9 million to $184.5 million. The largest investment is 25.8% of the total cost of BOCSO 2025's portfolio.
(35)    The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss.

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

Company	Fair Value at December 31, 2024	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Fair Value at December 31, 2025	Interest Income	Dividend Income	Other Income
Non controlled Affiliates
LSI Financing 1 DAC	$3,102	$—	$(395)	$(84)	$2,623	$—	$219	$—
LSI Financing LLC	21,110	67,932	(30,415)	2,936	61,563	—	2,718	—
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)	—	25,254	(4)	(47)	25,203	—	165	—
Total Non-controlled Affiliates	$24,212	$93,186	$(30,814)	$2,805	$89,389	$—	$3,102	$—

Company	Fair Value at December 31, 2024	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Fair Value at December 31, 2025	Interest Income	Dividend Income	Other Income
Controlled Affiliates
Blue Owl Credit SLF (c)	$954	$13,346	$—	$(196)	$14,104	$—	$628	$—
Blue Owl Leasing LLC (c)	—	2,233	—	(1)	2,232	—	—	—
Stripe Blue Owl Holdings LLC	—	7,797	—	—	7,797	—	—	—
Total Controlled Affiliates	$954	$23,376	$—	$(197)	$24,133	$—	$628	$—
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

Blue Owl Technology Income Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share and per share amounts)
(33)     Reserved.
(34)     BOCSO 2025 was formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of December 31, 2025, the portfolio consists of three investments totaling $0.5 billion at cost and fair value, respectively, ranging in cost from $24.8 million to $304.4 million and with a fair value ranging from $24.8 million to $303.9 million. The largest investment is 62% of the total cost of BOCSO 2025's portfolio. As of December 31, 2025 the portfolio asset class composition was 62% ABF - Specialty finance, 33% ABF - Leasing, and 5% ABF - Commercial Real Estate.

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
The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company is treated as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Because the Company has elected to be regulated as a BDC and qualifies as a RIC under the Code, the Company’s portfolio is subject to diversification and other requirements.
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
Blue Owl Technology Credit Advisors II LLC (“the Adviser” or “OTCA II”) serves as the Company’s investment adviser. The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and is part of Blue Owl’s Credit platform. Blue Owl consists of three investment platforms:
•Credit, which includes several strategies, including (i) direct lending, which generally offers privately negotiated financing solutions to primarily upper-middle-market companies; (ii) alternative credit, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; (iii) investment grade credit, which focuses on generating capital-efficient investment income through asset-backed finance, private corporate credit, and structured products; (iv) liquid credit, which focuses on the management of CLOs; and (v) our other adjacent investment strategies (e.g., strategic equity and healthcare opportunities),
•GP Strategic Capital, which primarily focuses on acquiring equity stakes in, and providing debt financing to, large, multi-product private equity and private credit firms through two investment strategies (GP minority stakes and GP debt financing), and also includes a professional sports minority stakes strategy, and
•Real Assets, which includes a net lease strategy, which focuses on acquiring net-leased real estate occupied by investment grade and creditworthy tenants; a real estate credit strategy which offers a diverse range of competitive financing solutions; and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of and provides investment advisory and management services to the Company.
The Company relies on an exemptive order issued to an affiliate of the Adviser that permits it to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. The Company is currently publicly offering on a continuous basis up to $5.0 billion in any combination of shares of Class S, Class D, and Class I common stock and previously offered on a continuous basis up to $10.0 billion in any combination of shares of Class S, Class D and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager” or “Blue Owl Securities”). No upfront selling commission, dealer manager fees, or other similar placement fees will be paid to the Company or the Dealer Manager with respect to the Class S and Class D shares, however, if Class S shares or Class D shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charge to 3.5% of the net offering price per share for each Class S share and 1.5% of the net offering price per share of each Class D share. Class I shares are not subject to upfront selling commissions. In addition, the Class S and Class D share classes have different ongoing servicing fees. Class I shares are not subject to ongoing servicing fees. Class S, Class D and Class I shares were offered at initial purchase prices per shares

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
of $10.00. Thereafter, the purchase price per share for each class of common stock will vary and will not be sold at a price below the Company’s net asset value per share of such class, as determined in accordance with the Company’s share pricing policy, plus applicable upfront selling commissions. The Company also engages in private placement offerings of its common stock.
The Company was initially funded on September 30, 2021, when an affiliate of the Adviser (the “Initial Shareholder”), purchased 100 shares of the Company’s Class I common stock at $10.00 per share, which represents the initial public offering price. On May 2, 2022, the Company met the minimum offering requirement, commenced operations and commenced its initial public offering.
Note 2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements have been included. The Company’s fiscal year ends on December 31.
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
Consolidation
As provided under Regulation S-X and ASC 946—Financial Services—Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries that meet the aforementioned criteria in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company does not consolidate its equity interests in joint ventures or specialty finance companies, see “Note 3 — Agreements and Related Party Transactions — Controlled, Affiliated/Non-Controlled and Affiliated Portfolio Companies” and “Note 4 — Investments — Joint Ventures” for additional details.
Cash and Foreign Cash
Cash consists of deposits held at a custodian bank and restricted cash pledged as collateral (when applicable). Cash is carried at cost, which approximates fair value. The Company deposits its cash with highly-rated banking corporations and, at times, may exceed the insured limits under applicable law.
The following table provides a reconciliation of cash, restricted cash and foreign cash as reported on the consolidated statements of assets and liabilities to the total of such amounts shown as of the end of the applicable period as reported on the consolidated statements of cash flows:

	As of September 30, 2026	As of December 31, 2025
Cash	$69,837	$143,140
Foreign Cash	3,115	10,085
Cash, including foreign cash	$72,952	$153,225
As of September 30, 2026 and December 31, 2025, the Company did not have any restricted cash.

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
The Company applies Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
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
The Company applies the practical expedient provided by the ASC 820 relating to investments in certain entities that calculate net asset value per share (or its equivalent). ASC 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC 820.
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
The Company enters into International Swaps and Derivatives Association master netting agreements (“ISDA Agreements”) with each of its derivatives counterparties. The Company has determined it has a legal right to offset the recognized amounts under ISDA Agreements by counterparty, and it intends to settle on a net basis. As a result, the Company classifies the resulting by counterparty net derivative assets in the line item prepaid expenses and other assets, and net derivative liabilities in the line item accrued expenses and other liabilities in the Company’s Statements of Assets and Liabilities.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual PIK interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event.
PIK interest and PIK dividend income consisted of the following for the periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
PIK Interest Income	$7,249	$8,184	$22,717	$21,232
PIK Interest Income as a % of Investment Income	6.0%	5.5%	6.0%	4.9%
PIK Dividend Income	$4,650	$4,828	$13,565	$13,729
PIK Dividend Income as a % of Investment Income	3.9%	3.2%	3.6%	3.2%
Total PIK Income	$11,899	$13,012	$36,282	$34,961
Total PIK Income as a % of Investment Income	9.9%	8.7%	9.6%	8.1%
Discounts and premiums to par value on securities purchased are accreted or amortized, as applicable, into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization and accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Investments are generally placed on non-accrual status when it is not probable that principal or interest will be collected in full. Accrued but unpaid interest is generally reversed when an investment is placed on non-accrual status.
Accrued interest receivable is generally not carried as an asset once a loan is placed on non-accrual status unless collection is considered probable. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Cash receipts on non-accrual loans are recognized as interest income only when collection of principal is probable and otherwise are applied as a reduction of the loan’s recorded investment.
If at any point the Company believes PIK interest is not probable of being realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual investments are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are probable to remain current. Management may make exceptions to this treatment and determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and collection is probable. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.
Other Income
From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are generally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Adviser provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to the Company’s portfolio companies.
Offering Expenses
Costs associated with the offering of common shares of the Company are capitalized as deferred offering expenses and are included in prepaid expenses and other assets in the Consolidated Statements of Assets and Liabilities and are amortized over a twelve-month period from incurrence. Expenses for any additional offerings are deferred as incurred and amortized over a twelve-

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
month period. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.
Debt Issuance Costs
The Company records origination and other expenses related to its debt obligations as debt issuance costs. These expenses are deferred and amortized utilizing the effective yield method or straight-line method, over the estimated life of the related debt instrument. Debt issuance costs are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the Consolidated Statements of Assets and Liabilities as an asset until the debt liability is recorded.
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
Segment Reporting
In accordance with ASC 280 – “Segment Reporting (ASC 280),” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer, president, and chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.
New Accounting Pronouncements
In September 2026, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2026-03, “Fair Value Measurement (Topic 820),” which requires that a contractual restriction on the sale of an equity security be considered in measuring the fair value of the equity security and disclose the amount of the discount attributable to the contractual sale restriction. ASU 2026-03 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted and application of the amendments prospectively are required for all equity securities with any adjustments from the adoption of the amendments recognized in earnings. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.
Note 3. Agreements and Related Party Transactions
As of September 30, 2026 and December 31, 2025, the Company had payables to affiliates of $13.7 million and $17.4 million, primarily comprised of $8.3 million and $10.5 million of accrued performance based incentive fees, respectively, and $2.8 million and $3.6 million of management fees, respectively. The payable to affiliates also includes $2.6 million and $3.3 million of operating expenses as of September 30, 2026 and December 31, 2025, respectively.
Administration Agreement
The Company has entered into an Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which includes providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others.
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
Unless earlier terminated as described below, the Administration Agreement will remain in effect from year to year if approved annually by (1) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company (within the meaning of the 1940 Act) and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. On May 4, 2026, the Board approved the continuation of the Administration Agreement. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (within the meaning of the 1940 Act), or by the vote of the Board or by the Adviser.
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
The table below presents the costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Costs and expenses reimbursable to the Adviser	$1,654	$907	$3,989	$2,706
Investment Advisory Agreement
The Company has entered into an investment advisory agreement between the Company and the Adviser (the “Investment Advisory Agreement”). On May 4, 2026, the Board approved the continuation of the Investment Advisory Agreement.
The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually (1) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company (within the meaning of the 1940 Act) and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act.
The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of penalty, the Company may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the Investment Advisory Agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding voting securities of the Company (within the meaning of the 1940 Act). In addition, without payment of penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 120 days’ written notice.
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
The table below presents the management fees for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Management fees	$8,552	$10,467	$27,864	$30,344
Management fee waivers	(23)	(17)	(92)	(38)
Management fees, net of management fee waivers	$8,529	$10,450	$27,772	$30,306
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below presents the performance based incentive fees based on net investment income incurred and the capital gains based incentive fees accrual reversal for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Performance based incentive fees based on net investment income	$8,278	$10,786	$25,570	$31,735
Performance based incentive fees based on capital gains	—	1,447	—	110
Total incentive fees	$8,278	$12,233	$25,570	$31,845
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
The Company bears all other expenses of its operations and transactions including, without limitation, those relating to: expenses deemed to be “organization and offering expenses” for purposes of Financial Industry Regulatory Authority (“FINRA”) Conduct Rule 2310(a)(12) (exclusive of commissions, the dealer manager fee, any discounts and other similar expenses paid by investors at the time of sale of the Company’s stock); the cost of corporate and organizational expenses relating to offerings of shares of common stock, subject to limitations included in the Investment Advisory Agreement; the cost of calculating the Company’s net asset value, including the cost of any third-party valuation services; the cost of effecting any sales and repurchases of the common stock and other securities; fees and expenses payable under any dealer manager agreements, if any; debt service and other costs of borrowings or other financing arrangements; costs of hedging; expenses, including travel expense, incurred by the Adviser, or members of the Adviser’s investment team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing the Company’s rights; escrow agent, transfer agent and custodial fees and expenses; fees and expenses associated with marketing efforts; federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies; federal, state and local taxes; independent directors’ fees and expenses, including certain travel expenses; costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration fees, listing fees and licenses, and the compensation of professionals responsible for the preparation of the foregoing; the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs); the costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters; commissions and other compensation payable to brokers or dealers; research and market data; fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums; direct costs and expenses of administration, including printing, mailing, long distance telephone and staff; fees and expenses associated with independent audits, outside legal and consulting costs; costs of winding up; costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes; extraordinary expenses (such as litigation or indemnification); and costs associated with reporting and compliance obligations under the Advisers Act and applicable federal and state securities laws. Notwithstanding anything to the contrary contained herein, the Company shall reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to the business affairs of the Company). Any such reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.
The table below presents organization and offering costs reimbursable to the Adviser that were incurred by the Company for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Organization & offering costs	$—	$—	$—	$733
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
The Adviser is affiliated with Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with OCA, OTCA, OPFA and the Adviser, the “Blue Owl Credit Advisers”), which are also investment advisers. The Blue Owl Credit Advisers are affiliates of Blue Owl and comprise part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Blue Owl Credit Advisers’ allocation policies seek to ensure equitable allocation of investment opportunities over time between the Company, and other funds managed by the Adviser, or its affiliates and address the co-investment restrictions set forth under the 1940 Act. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of the BDCs, interval fund, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below presents the incurred shareholder servicing fees with respect to Class S and Class D shares for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Shareholder servicing fees - Class S	$1,599	$1,929	$5,001	$5,400
Shareholder servicing fees - Class D	1	13	9	35
Total Shareholder Servicing Fees	$1,600	$1,942	$5,010	$5,435
The servicing fees will be paid monthly in arrears. Blue Owl Securities will reallow (pay) all or a portion of the ongoing servicing fees to participating broker-dealers and servicing broker-dealers for ongoing services performed by such broker-dealers, and will waive ongoing servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services. Because the ongoing servicing fees are calculated based on the Company’s net asset values for the Company’s Class S and Class D shares, they will reduce the net asset values or, alternatively, the distributions payable, with respect to the shares of each such class, including shares issued under its distribution reinvestment plan. The Company will cease paying ongoing servicing fees at the date at which total underwriting compensation from any source in connection with this offering equals 10% of the gross proceeds from its offering (excluding proceeds from issuances pursuant to its distribution reinvestment plan). This limitation is intended to ensure that the Company satisfies the requirements of FINRA Conduct Rule 2310, which provides that the maximum aggregate underwriting compensation from any source, including compensation paid from offering proceeds and in the form of “trail commissions,” payable to underwriters, broker-dealers, or affiliates thereof participating in an offering may not exceed 10% of gross offering proceeds, excluding proceeds received in connection with the issuance of shares through a distribution reinvestment plan.
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
The Adviser’s obligation to make Expense Payments automatically became a liability of the Adviser and the right to such Expense Payment was an asset of the Company on the last business day of the applicable quarter. The Expense Payment for any quarter was paid by the Adviser to the Company in any combination of cash or other immediately available funds, and/or offset against amounts due from the Company to the Adviser no later than the earlier of (i) the date on which the Company closes its books for such quarter, or (ii) forty-five days after the end of such quarter.
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
Controlled, Affiliated/Non-Controlled and Affiliated Portfolio Companies
Under the 1940 Act, the Company is required to separately identify investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments.
The Company has made investments in controlled, affiliated companies, including LSI Financing LLC, Credit SLF and Blue Owl Leasing. For further description of Credit SLF and Blue Owl Leasing, see “Note 4 — Investments.”
The Company has made investments in non-controlled, affiliated companies, including LSI Financing 1 DAC, and BOCSO 2025.
LSI Financing 1 DAC (“LSI Financing DAC”) is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing DAC. As of September 30, 2026, the fair value of the Company's investment in LSI Financing DAC was $2.1 million and the Company’s total commitment was $2.1 million. The Company does not consolidate its equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. An affiliate of the Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the Company’s pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of September 30, 2026, the fair value of the Company’s investment in LSI Financing LLC was $46.3 million and the Company’s total commitment was $68.5 million. The Company does not consolidate its equity interest in LSI Financing LLC.
BOCSO 2025 is a portfolio company formed to invest in alternative credit assets, including asset-based finance (ABF). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. On September 18, 2025, we made an initial equity contribution to BOCSO 2025. As of September 30, 2026, the Company’s investment at fair value in BOCSO 2025 was $39.8 million and the Company’s total commitment was $39.8 million. The Company does not consolidate its equity interest in BOCSO 2025.
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents our investments at amortized cost and fair value as of the following periods:

	As of September 30, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$4,504,889	$4,382,081	$5,488,669	$5,484,795
Second-lien senior secured debt investments	255,692	203,003	283,730	267,441
Unsecured debt investments	64,536	63,831	66,248	66,531
Preferred equity investments	191,581	173,699	177,173	173,230
Common equity investments	84,281	108,952	80,256	101,617
Specialty finance equity investments	84,001	88,310	86,202	89,389
Joint Ventures	16,512	15,222	24,325	24,133
Total Investments	$5,201,492	$5,035,098	$6,206,603	$6,207,136
The Company uses Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of September 30, 2026	As of December 31, 2025
Aerospace & Defense	1.3%	1.3%
Airlines	0.2	0.3
Application Software	15.5	15.6
Asset Based Lending and Fund Finance(2)	0.8	0.4
Banks	0.5	0.7
Beverages	0.2	0.2
Buildings & Real Estate	2.1	1.9

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of September 30, 2026	As of December 31, 2025
Building Products	0.1	0.1
Capital Markets	1.1	1.0
Commercial Services & Supplies	1.5	1.4
Construction & Engineering	0.1	0.2
Consumer Finance	0.6	0.5
Containers & Packaging	0.3	0.4
Diversified Consumer Services	2.5	2.9
Diversified Financial Services	7.3	7.8
Diversified Telecommunication Services(1)	—	0.0
Entertainment	1.0	1.1
Equity Real Estate Investment Trusts (REITs)	1.4	1.6
Food & Staples Retailing	2.8	2.3
Food Products	0.3	0.3
Health Care Equipment & Supplies	3.5	3.0
Health Care Providers & Services	4.3	6.1
Health Care Technology	13.2	12.4
Hotels, Restaurants & Leisure	0.7	0.7
Household Products	0.1	0.3
Industrial Conglomerates	0.9	0.8
Insurance	5.3	5.4
Internet & Direct Marketing Retail	0.6	0.5
IT Services	6.3	5.0
Joint Ventures(4)	0.3	0.4
Life Sciences Tools & Services	1.6	2.1
Machinery	—	0.6
Media	0.6	0.6
Multiline Retail	0.3	0.3
Pharmaceuticals(3)	1.1	1.2
Professional Services	5.9	5.7
Real Estate Management & Development	—	0.8
Specialty Retail	1.1	0.8
Systems Software	13.8	12.6
Water Utilities	0.3	0.2
Wireless Telecommunication Services	0.5	0.5
Total	100.0%	100.0%
_______________
(1)As of September 30, 2026 and December 31, 2025, our investment balance is insignificant (if applicable).
(2)Includes investment in BOCSO 2025.
(3)Includes investments in LSI Financing DAC and LSI Financing LLC.
(4)Includes investments in Credit SLF and Blue Owl Leasing. See below, within Note 4, for more information.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below presents investments by geographic composition based on fair value as of the following periods:

	As of September 30, 2026	As of December 31, 2025
United States:
Midwest	12.4%	13.7%
Northeast	19.8	21.0
South	34.0	31.4
West	23.5	24.2
Canada	3.2	3.0
United Kingdom	3.9	4.1
Other international	3.2	2.6
Total	100.0%	100.0%

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Joint Ventures
Blue Owl Credit SLF LLC
Credit SLF, is a joint venture among the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., and State Teachers Retirement System of Ohio (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”).
Credit SLF makes investments primarily in senior secured broadly syndicated loans to U.S. middle market companies. It was formed in May 2024 and made its first portfolio company investment in July 2024.
Credit SLF is managed by a board of directors comprised of an equal number of directors appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Credit SLF Members coinvest through Credit SLF, or its wholly owned subsidiaries.
Other than for purposes of the 1940 Act, the Company does not believe it has control over Credit SLF. Accordingly, the Company does not consolidate its non-controlling interest in Credit SLF.
The Company’s initial capital commitment to and economic ownership in Credit SLF was $2.5 million and 4.4%, respectively. On May 15, 2025, the Credit SLF Members modified their capital commitments to Credit SLF and the Company's capital commitment was increased to $8.7 million. On September 4, 2025, certain Credit SLF Members increased their capital commitments to Credit SLF and the Company’s capital commitment was increased to $16.2 million. In the first quarter of 2026, certain Credit SLF Members further increased their capital commitments to Credit SLF. The Company’s capital commitment of $16.2 million remained unchanged with zero unfunded commitment as of September 30, 2026.
As of September 30, 2026, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$446,460	$446,460	59.8%
Blue Owl Capital Corporation II(2)	244	244	0.0%
Blue Owl Credit Income Corp.	136,419	136,419	18.3%
Blue Owl Technology Finance Corp.	53,812	53,812	7.2%
Blue Owl Technology Income Corp.	16,161	16,161	2.2%
State Teachers Retirement System of Ohio	93,299	93,299	12.5%
Total	$746,395	$746,395	100.0%
_______________
(1)    This represents each equity holder’s ownership percentage at September 30, 2026 based on net contributed capital.
(2) Economic ownership interest for Blue Owl Capital Corporation II is 0.03%
The table below sets forth Credit SLF’s consolidated financial data as of and for the following periods:

	September 30, 2026	December 31, 2025
Consolidated Balance Sheet Data
Cash	$280,819	$124,718
Investments at fair value	3,233,925	2,343,367
Total Assets	3,563,987	2,477,523
Total Debt (net of unamortized debt issuance costs)	2,536,069	1,728,363
Total Liabilities	2,868,241	1,863,454
Total Credit SLF Members’ Equity	$695,746	614,069

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Consolidated Statement of Operations Data
Income
Investment income	$49,699	$38,037	$132,756	$93,154
Expenses
Net operating expenses	32,238	22,351	83,454	54,491
Net investment income (loss)	$17,461	$15,686	$49,302	$38,663
Total net realized and unrealized gain (loss)	13,584	(2,345)	(46,032)	(9,129)
Net increase (decrease) in Credit SLF Members’ Equity resulting from operations	$31,045	$13,341	$3,270	$29,534
The Company’s proportional share of Credit SLF’s distributions for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Dividend income	$387	$202	$1,099	$295
Blue Owl Leasing LLC
Blue Owl Leasing is a joint venture among the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Alternative Credit Fund and California State Teachers Retirement System (each, a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”).
Blue Owl Leasing makes investments primarily in secured fixed-rate equipment leases and loans.
Blue Owl Leasing is managed by the Blue Owl Leasing Members who must unanimously approve investment decisions. Blue Owl Leasing Members coinvest through Blue Owl Leasing, or its wholly owned subsidiaries.
Other than for purposes of the 1940 Act, the Company does not believe it has control over Blue Owl Leasing. Accordingly, the Company does not consolidate its non-controlling interest in Blue Owl Leasing.
Blue Owl Leasing’s investments at fair value are determined in accordance with ASC 820, as amended; however, such fair value is not included in the Company’s valuation process.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
As of September 30, 2026 the capital commitment, contributed capital and economic ownership of each Blue Owl Leasing Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$860	$860	2.2%
Blue Owl Capital Corporation II	90	90	0.2%
Blue Owl Credit Income Corp.	30,952	1,900	4.7%
Blue Owl Technology Finance Corp.	8,955	800	2.0%
Blue Owl Technology Income Corp.	3,918	350	0.9%
Blue Owl Alternative Credit Fund	31,000	31,000	77.5%
California State Teachers Retirement System	10,825	5,000	12.5%
Total	$86,600	$40,000	100.0%
_______________
(1)     This represents each equity holder’s ownership percentage at September 30, 2026, based on net contributed capital.
The table below sets forth Blue Owl Leasing’s consolidated financial data as of and for the following periods:

	As of September 30, 2026	As of December 31, 2025(1)
Consolidated Balance Sheet Data
Cash	$5,073	$34,555
Investments at fair value	55,215	39,628
Total Assets	60,801	74,531
Total Debt (net of unamortized debt issuance costs)	20,151	9,754
Total Liabilities	21,224	10,076
Total Blue Owl Leasing Members’ Equity	39,577	64,455
______________
(1)     Blue Owl Leasing’s date of inception was June 30, 2025.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2026
Consolidated Statement of Operations Data
Income
Investment income	$1,136	$3,223
Expenses
Net operating expenses	787	2,443
Net investment income (loss) before taxes	$349	$780
Tax expense (benefit)	$8	$8
Net investment income (loss) after taxes	$341	$772
Total net realized and unrealized gain (loss)	(344)	(450)
Net Increase (Decrease) in Blue Owl Leasing Members’ Equity Resulting From Operations	$(3)	$322

The Company’s proportional share of Blue Owl Leasing’s distributions for the following periods:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Dividend income	$3	$9
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
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2026 and December 31, 2025, the Company’s asset coverage was 212% and 223%, respectively.
The tables below present debt obligations as of the following periods:

	As of September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Unused Portion(1)	Amount Available(2)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(3)	$975,000	$453,313	$521,687	$521,687	$(10,309)	$443,004
SPV Asset Facility I	475,000	429,000	46,000	46,000	(2,828)	426,172
SPV Asset Facility II	350,000	225,250	124,750	62,348	(2,101)	223,149
SPV Asset Facility III	550,000	350,000	200,000	19,441	(6,388)	343,612
SPV Asset Facility IV	675,000	441,500	233,500	109,838	(3,820)	437,680
Athena CLO III	270,000	270,000	—	—	(1,999)	268,001
Series 2023B-A Notes	100,000	100,000	—	—	(416)	99,584
Series 2023B-B Notes	75,000	75,000	—	—	(83)	74,917
Total Debt	$3,470,000	$2,344,063	$1,125,937	$759,314	$(27,944)	$2,316,119
_______________
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each credit facility’s borrowing base.
(3)As of September 30, 2026, the Company’s Revolving Credit Facility borrowing base value was $1.09 billion excluding cash.

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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$37,697	$46,413	$121,578	$127,113
Amortization of debt issuance costs	2,055	1,878	6,935	5,279
Total Interest Expense	$39,752	$48,291	$128,513	$132,392

Average interest rate(1)	6.4%	6.9%	6.4%	6.9%
Average daily borrowings(1)	$2,367,067	$2,683,568	$2,538,975	$2,466,429
_______________
(1)    Averages are calculated based on annualized amounts.
Revolving Credit Facility
On May 2, 2022, the Company entered into a Senior Secured Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto and Sumitomo Mitsui Banking Corporation as Administrative Agent. On September 10, 2026, (the “Revolving Credit Facility Fourth Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date and make various other changes. The following describes the terms of the Revolving Credit Facility as modified through September 10, 2026.
The Revolving Credit Facility is guaranteed by certain subsidiaries of the Company in existence as of the Revolving Credit Facility Fourth Amendment Date, and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company thereafter (each a “Guarantor” and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
The Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $975.0 million, which is comprised of (a) a term loan in an amount of $50.0 million, and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in an amount of up to $925.0 million. The amount available for borrowing under the revolving credit facility commitments of the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.46 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
The availability period with respect to the revolving credit facility commitments under the Revolving Credit Facility will terminate on September 10, 2030 and the Revolving Credit Facility will mature on September 10, 2031. During the period from September 10, 2030 to September 10, 2031, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of the September 10, 2026, amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus a margin of 1.875% per annum or (ii) the alternative base rate plus a margin of 0.875% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 1.875% per annum. The Company also pays a fee of 0.350% on daily undrawn amounts under the Revolving Credit Facility.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
SPV Asset Facilities
Certain of the Company’s wholly owned subsidiaries are parties to credit facilities (the “SPV Asset Facilities”). Pursuant to the SPV Asset Facilities, from time to time the Company sells and contributes certain investments to these wholly owned subsidiaries pursuant to sale and contribution agreements by and between the Company and the wholly owned subsidiaries. No gain or loss is recognized as a result of these contributions. Proceeds from the SPV Asset Facilities are used to finance the origination and acquisition of eligible assets by the wholly owned subsidiary, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by the wholly owned subsidiary through the Company’s ownership of the wholly owned subsidiary. The SPV Asset Facilities are secured by a perfected first priority security interest in the assets of these wholly owned subsidiaries and on any payments received by such wholly owned subsidiaries in respect of those assets. Assets pledged to lenders under the SPV Asset Facilities will not be available to pay the Company’s debts. The SPV Asset Facilities contain customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions). Borrowings of the wholly owned subsidiaries under the SPV Asset Facilities are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
SPV Asset Facility I
On April 27, 2022, Tech Income Funding I LLC (“Tech Income Funding I”), a Delaware limited liability company and a newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility I”) among Tech Income Funding I, as Borrower, the lenders from time to time parties thereto (the “SPV Asset Facility I Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian. On May 6, 2022 (the “SPV Asset Facility I Closing Date”), in connection with SPV Asset Facility I, Tech Income Funding I entered into a Margining Agreement (the “SPV Asset Facility I Margining Agreement”), with Goldman Sachs Bank USA, as Administrative Agent. On October 24, 2024, the parties to the SPV Asset Facility I entered into an amendment in order to, among other changes, replace Alter Domus (US) LLC as collateral custodian with State Street Bank and Trust Company. The following describes the terms of the SPV Asset Facility I as amended through July 2, 2026.
The maximum principal amount which may be borrowed under the SPV Asset Facility I is $475.0 million (reduced from $750.0 million to $475.0 million on July 2, 2026); the availability of this amount is subject to a borrowing base test, which is based on the value of Tech Income Funding I’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits and other portfolio tests.
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
SPV Asset Facility II
On May 31, 2023 (the “SPV Asset Facility II Closing Date”), Tech Income Funding II LLC (“Tech Income Funding II”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit and Security Agreement (the “SPV Asset Facility II”), with Tech Income Funding II LLC, as Borrower, the Company, as Collateral Manager and Equityholder, Citibank, N.A., as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent and Collateral Administrator, Alter Domus (US) LLC as Custodian, the lenders from time to time parties thereto (the “SPV Asset Facility II Lenders”) and the group agents from time to time parties thereto. On October 10, 2024, the parties to the SPV Asset Facility II entered into an amendment in order to, among other changes, replace Alter Domus (US) LLC as collateral custodian with State Street Bank and Trust Company. The following describes the terms of the SPV Asset Facility II amended through July 2, 2026.
The maximum principal amount of the SPV Asset Facility II is $350.0 million (reduced from $500.0 million to $350.0 million on July 2, 2026), which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to a borrowing base test (which is based on the value of Tech Income Funding II’s assets from time to time, an advance rate and concentration limitations) and satisfaction of certain conditions, including collateral quality tests.
The SPV Asset Facility II provides for the ability to draw and redraw revolving loans under the SPV Asset Facility II for a period of up to three years after July 2, 2026 (the “SPV Asset Facility II Reinvestment Period”) unless the SPV Asset Facility II Reinvestment Period is terminated sooner as provided in the SPV Asset Facility II. Unless otherwise terminated, the SPV Asset Facility II will mature two years after the last day of the SPV Asset Facility II Reinvestment Period, on October 10, 2029 (the “SPV Asset Facility II Stated Maturity”). To the extent the commitments are terminated or permanently reduced during the first two years following July 2, 2026, Tech Income Funding II may owe a prepayment penalty. Prior to the SPV Asset Facility II Stated Maturity, proceeds received by Tech Income Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, Tech Income Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The credit facility may be permanently reduced, in whole or in part, at the option of Tech Income Funding II.
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
SPV Asset Facility III
On January 9, 2024 (the “SPV Asset Facility III Closing Date”), Tech Income Funding III LLC (“Tech Income Funding III”), a Delaware limited liability company and a newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility III”), with Tech Income Funding III, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Alter Domus (US) LLC, as document custodian, and the lenders party thereto. On February 18, 2025, the parties to the SPV Asset Facility III entered into an amendment in order to, among other changes, replace Alter Domus (US) LLC as document custodian with State Street Bank and Trust Company. The following describes the terms of the SPV Asset Facility III amended through February 18, 2025.
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
SPV Asset Facility IV
On June 12, 2025 (the “SPV Asset Facility IV Closing Date”), Tech Income Funding IV LLC (“Tech Income Funding IV”), a Delaware limited liability company and a newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility IV”), with Tech Income Funding IV, as borrower, The Bank of Nova Scotia, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator, custodian and document custodian, and the lenders party thereto. On December 1, 2025 (the “SPV Asset Facility IV First Amendment Closing Date”) the parties to the SPV Asset Facility IV entered into the First Amendment to Credit Agreement. On December 19, 2025, the parties to the SPV Asset Facility IV entered into the Second Amendment to Credit Agreement. The following describes the terms of the SPV Asset Facility IV as amended through July 2, 2026.
The maximum principal amount which may be borrowed under the SPV Asset Facility IV is $675.0 million (reduced from $750.0 million to $675.0 million on July 2, 2026); the availability of this amount is subject to a borrowing base test, which is based on the value of Tech Income Funding IV’s assets from time to time, and satisfaction of certain conditions, including coverage tests, collateral quality tests, a lender advance rate test and certain concentration limits.
The SPV Asset Facility IV provides for the ability to draw and redraw revolving loans under the SPV Asset Facility IV for a period of up to 2.5 years after July 2, 2026. Unless otherwise terminated, the SPV Asset Facility IV will mature on December 1, 2034 (the “SPV Asset Facility IV Stated Maturity”). Prior to the SPV Asset Facility IV Stated Maturity, proceeds received by Tech Income Funding IV from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company or reinvested to purchase new assets, subject to certain conditions. On the SPV Asset Facility IV Stated Maturity, Tech Income Funding IV must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
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
Debt Securitization Transactions
The Company incurs secured financing through a debt securitization transaction (the “CLO Transaction”) issued by the Company’s consolidated subsidiary (the “CLO Issuer”), which is backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO Issuer. The CLO Issuer issues preferred shares which are not secured by the collateral securing the CLO Transaction which the Company purchases. The Company acts as retention holder in connection with the CLO Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of a CLO Issuer’s preferred shares. Notes issued by the CLO Issuer have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration. The Adviser serves as collateral manager for the CLO Issuer under a collateral management agreement. The Adviser is entitled to receive fees for providing these services. The Adviser routinely waives its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to a CLO Issuer’s equity or notes owned by the Company. Assets pledged to debt holders of the CLO Transaction and the other secured parties under each CLO Transaction’s documentation will not be available to pay the debts of the Company. The Company consolidates the financial statements of the CLO Issuer in its consolidated financial statements.

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
Unsecured Notes
Series 2023A Notes
On July 6, 2023, the Company entered into a Master Note Purchase Agreement (the “Series 2023A Note Purchase Agreement”) governing the issuance of $100.0 million in aggregate principal amount of Series 2023A Notes, due July 6, 2026, with a fixed interest rate of 8.25% per year (the “Series 2023A Notes”), to qualified institutional investors in a private placement. The Series 2023A Notes were guaranteed by OR Tech Lending IC LLC, ORTIC BC 1 LLC and ORTIC BC 2 LLC, subsidiaries of the Company. On May 15, 2026, the Company redeemed in full all $100.0 million in aggregate principal amount of the Series 2023A Notes at 100.0% of their principal amount, plus the accrued interest thereon through, but excluding, May 15, 2026.
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
Maturity of Debt Obligations
The table below presents a summary of the Company’s contractual payment obligations under credit facilities and notes as of September 30, 2026:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$453,313	$—	$—	$453,313	$—
SPV Asset Facility I	429,000	—	429,000	—	—
SPV Asset Facility II	225,250	—	—	225,250	—
SPV Asset Facility III	350,000	—	—	—	350,000
SPV Asset Facility IV	441,500	—	—	—	441,500
Athena CLO III	270,000	—	—	—	270,000
Series 2023B-A Notes	100,000	—	100,000	—	—
Series 2023B-B Notes	75,000	75,000	—	—	—
Total Contractual Obligations	$2,344,063	$75,000	$529,000	$678,563	$1,061,500

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 6. Fair Value of Financial Instruments
The tables below present the fair value hierarchy of investments as of the following periods:

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash	$72,952	$—	$—	$72,952
Investments:
First-lien senior secured debt investments	—	327,221	4,054,860	4,382,081
Second-lien senior secured debt investments	—	65,363	137,640	203,003
Unsecured debt investments	—	—	63,831	63,831
Preferred equity investments	—	—	173,699	173,699
Common equity investments	—	10,014	77,624	87,638
Specialty finance equity investments	—	—	2,132	2,132
Subtotal	—	402,598	4,509,786	4,912,384
Investments measured at NAV(1)	—	—	—	122,714
Total Investments at Fair Value	$—	$402,598	$4,509,786	$5,035,098
Derivatives(2):
Derivative assets	$—	$1,050	$—	$1,050
Cash collateral received	—	—	—	—
Derivative liabilities	—	—	—	—
Cash collateral posted	—	—	—	—
_______________
(1)Includes but not limited to investments in BOCSO 2025, Credit SLF, LSI Financing LLC, Blue Owl Leasing and Stripe Blue Owl Holdings LLC (“Stripe Blue Owl”), which are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.
(2)Refer to “Note 7 — Derivative Instruments” for additional details on the Company’s foreign currency forward contracts.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash	$153,225	$—	$—	$153,225

Investments:
First-lien senior secured debt investments	—	681,894	4,802,901	5,484,795
Second-lien senior secured debt investments	—	106,187	161,254	267,441
Unsecured debt investments	—	—	66,531	66,531
Preferred equity investments	—	—	173,230	173,230
Common equity investments	—	10,925	88,586	99,511
Specialty finance equity investments	—	—	2,623	2,623
Subtotal	—	799,006	5,295,125	6,094,131
Investments measured at NAV(1)	—	—	—	113,005
Total Investments at Fair Value	$—	$799,006	$5,295,125	$6,207,136
Derivatives(2):
Derivative assets	$—	$—	$—	$—
Cash collateral received	—	—	—	—
Derivative liabilities	—	429	—	429
Cash collateral posted	—	—	—	—
_______________
(1)Includes investments in Credit SLF, LSI Financing LLC, BOCSO 2025, Blue Owl Leasing and Stripe Blue Owl which are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.
(2)Refer to “Note 7 — Derivative Instruments” for additional details on the Company’s foreign currency forward contracts.
The tables below present changes in fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended September 30, 2026
	Debt Investments			Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$4,057,524	$131,763	$63,452	$164,403	$73,949	$2,064	$4,493,155
Purchases of investments, net	60,739	—	—	—	8	—	60,747
Payment-in-kind	5,162	1,211	1,018	2,402	—	—	9,793
Proceeds from investments, net	(95,405)	—	—	—	(343)	—	(95,748)
Net change in unrealized gain (loss)	14,304	2,371	(643)	6,836	4,032	68	26,968
Net realized gains (losses)	3	—	—	—	(22)	—	(19)
Net accretion/amortization of discount/premium on investments	2,351	80	4	58	—	—	2,493
Transfers into (out of) Level 3(1)	10,182	2,215	—	—	—	—	12,397
Fair Value, End of Period	$4,054,860	$137,640	$63,831	$173,699	$77,624	$2,132	$4,509,786
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended September 30, 2026, transfers into/(out of) Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of and for the Nine Months Ended September 30, 2026
	Debt Investments			Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$4,802,901	$161,254	$66,531	$173,230	$88,586	$2,623	$5,295,125
Purchases of investments, net	189,405	33	—	4,000	4,056	—	197,494
Payment-in-kind	15,970	3,501	3,021	11,277	—	—	33,769
Proceeds from investments, net	(894,449)	—	(4,780)	(1,181)	(26,220)	(586)	(927,216)
Net change in unrealized gain (loss)	(65,038)	(27,391)	(988)	(13,939)	507	95	(106,754)
Net realized gains (losses)	3,287	—	29	96	10,695	—	14,107
Net accretion/amortization of discount/premium on investments	8,072	243	18	216	—	—	8,549
Transfers into (out of) Level 3(1)	(5,288)	—	—	—	—	—	(5,288)
Fair Value, End of Period	$4,054,860	$137,640	$63,831	$173,699	$77,624	$2,132	$4,509,786
______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended September 30, 2026, transfers into/(out of) Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Three Months Ended September 30, 2025
	Debt Investments			Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$4,099,772	$123,282	$61,279	$166,761	$58,231	$2,445	$4,511,770
Purchases of investments, net	377,460	—	—	5,775	15,005	—	398,240
Payment-in-kind	6,533	1,884	1,042	2,708	—	—	12,167
Proceeds from investments, net	(172,026)	—	—	(6,120)	—	—	(178,146)
Net change in unrealized gain (loss)	(4,131)	711	(6)	13,196	2,147	85	12,002
Net realized gains (losses)	1,379	—	—	61	—	—	1,440
Net accretion/amortization of discount/premium on investments	4,001	65	6	59	—	—	4,131
Transfers into (out of) Level 3(1)	39,445	—	—	—	—	—	39,445
Fair Value, End of Period	$4,352,433	$125,942	$62,321	$182,440	$75,383	$2,530	$4,801,049
______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period ended September 30, 2025, transfers into/(out of) Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.

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
______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occur. For the period ended September 30, 2025, transfers into/(out of) Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.
The table below presents information with respect to net change in unrealized gains (loss) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
First-lien senior secured debt investments	$14,224	$(695)	$(60,898)	$11,357
Second-lien senior secured debt investments	2,371	711	(27,391)	(3,442)
Unsecured debt investments	(643)	(6)	(988)	(17)
Preferred equity investments	6,836	13,197	(13,939)	14,751
Common equity investments	4,115	2,147	511	6,304
Specialty finance equity investments	68	86	95	(177)
Total Investments	$26,971	$15,440	$(102,610)	$28,776
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

	As of September 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$4,023,051	Yield Analysis	Market Yield	6.9% - 29.0% (10.7%)	Decrease
	12,477	Recovery Analysis	Recovery Rate	43.5% - 76.3% (51.7%)	Increase
	19,332	Transaction	Transaction Price	97.8% - 100.0% (99.1%)	Increase
Second-lien senior secured debt investments	$137,640	Yield Analysis	Market Yield	10.4% - 78.7% (24.9%)	Decrease
Unsecured debt investments(1)	$61,641	Yield Analysis	Market Yield	12.2% - 14.9% (13.5%)	Decrease
Preferred equity investments	$106,891	Yield Analysis	Market Yield	13.5% - 46.9% (21.4%)	Decrease
	40,708	Market Approach	Revenue Multiple	4.5x - 40.0x (14.0x)	Increase
	17,762	Market Approach	EBITDA Multiple	12.80x - 12.80x (12.80x)	Increase
	8,338	Recovery Analysis	Recovery Rate	22.8% - 73.0% (51.9%)	Increase
Common equity investments	$40,914	Market Approach	EBITDA Multiple	7.0x - 27.8x (13.3x)	Increase
	28,281	Market Approach	Revenue Multiple	4.0x - 47.5x (8.6x)	Increase
	8,429	Discounted Cash Flow Analysis	Market Yield	8.6% - 12.1% (9.8%)	Decrease
Specialty finance equity investments	2,132	Yield Analysis	Market Yield	12.1% - 12.1% (12.1%)	Decrease
______________
(1)Excludes $2.2 million of unsecured level 3 investments based on indicative quotes.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$4,114,791	Yield Analysis	Market Yield	6.0% - 23.6% (9.0%)	Decrease
	672,593	Recent Transaction	Transaction Price	95.0% - 99.8% (99.4%)	Increase
	15,517	Collateral Analysis	Recovery Rate	77.5% - 77.5% (77.5%)	Increase
Second-lien senior secured debt investments	$161,254	Yield Analysis	Market Yield	8.4% - 32.5% (17.4%)	Decrease
Unsecured debt investments	$63,400	Yield Analysis	Market Yield	10.8% - 14.2% (12.4%)	Decrease
	3,131	Quote	Quote	104.4% - 104.4% (104.4%)	Increase
Preferred equity investments	$127,154	Yield Analysis	Market Yield	11.6% - 22.5% (13.6%)	Decrease
	22,950	Recent Transaction	Transaction Price	62.8% - 100.0% (85.0%)	Increase
	17,550	Market Approach	Revenue Multiple	4.8x - 14.8x (8.9x)	Increase
	5,576	Market Approach	EBITDA Multiple	128.9x - 128.9x (128.9x)	Increase
Common equity investments	$37,806	Market Approach	EBITDA Multiple	8.75x - 25.50x (13.12x)	Increase
	26,777	Market Approach	Revenue Multiple	5.3x - 13.0x (9.9x)	Increase
	20,251	Recent Transaction	Transaction Price	100.0% - 173.2% (106.2%)	Increase
	3,712	Market Approach	Market Adjustment Factor	—% - —% (—%)	Increase
	40	Option Pricing Model	Volatility	70% - 70% (70%)	Increase
Specialty finance equity investments	$2,623	Yield Analysis	Market Yield	11.5% - 11.5% (11.5%)	Decrease
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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The tables below present the carrying and fair values of the Company’s debt obligations as of the following periods:

	As of September 30, 2026			As of December 31, 2025
	Net Carrying Value(1)	Debt Issuance Costs	Fair Value	Net Carrying Value(1)	Debt Issuance Costs	Fair Value
Revolving Credit Facility	$443,004	$(10,309)	$443,004	$286,830	$(7,735)	$286,830
SPV Asset Facility I	426,172	(2,828)	426,172	491,374	(5,626)	491,374
SPV Asset Facility II	223,149	(2,101)	223,149	316,661	(3,589)	316,661
SPV Asset Facility III	343,612	(6,388)	343,612	543,071	(6,929)	543,071
SPV Asset Facility IV	437,680	(3,820)	437,680	623,660	(5,840)	623,660
Athena CLO III	268,001	(1,999)	268,001	267,812	(2,188)	267,812
Series 2023A Notes	—	—	—	99,793	(207)	100,000
Series 2023B-A Notes	99,584	(416)	100,000	99,448	(552)	100,000
Series 2023B-B Notes	74,917	(83)	75,000	74,707	(293)	75,000
Total Debt	$2,316,119	$(27,944)	$2,316,618	$2,803,356	$(32,959)	$2,804,408
______________
(1)Carrying values are presented net of debt issuance costs.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

	As of September 30, 2026	As of December 31, 2025
Level 1	$—	$—
Level 2	—	—
Level 3	2,316,618	2,804,408
Total Debt	$2,316,618	$2,804,408
Financial Instruments Not Carried at Fair Value
As of September 30, 2026 and December 31, 2025, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short term maturities. These financial instruments would be categorized as Level 3 within the fair value hierarchy.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 7. Derivative Instruments
The Company enters into derivative instruments from time to time to help mitigate its foreign currency risk exposures. See “Note 6 – Fair Value of Financial Instruments” for additional disclosures related to the fair value hierarchy for derivative instruments and collateral.
The table below presents the fair value and notional value of the derivative assets and liabilities for the following periods:

		As of September 30, 2026			As of December 31, 2025
	Counterparty	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Derivatives not designated as hedges:(1)
Foreign currency forward contract GBP	SMBC Capital Markets, Inc.	£18,424	24,674	(24,452)	£7,800	10,320	(10,509)
Foreign currency forward contract GBP	SMBC Capital Markets, Inc.	$12,307	12,221	(12,307)	$—	—	—
Foreign currency forward contract EUR	SMBC Capital Markets, Inc.	€40,282	46,906	(45,992)	€16,482	19,286	(19,526)
Total Derivatives not Designated as Hedges			$83,801	$(82,751)		$29,606	$(30,035)

(1)The net fair value of derivatives is recorded in prepaid expenses and other assets or accrued expenses and other liabilities in the Consolidated Statements of Assets and Liabilities.
The table below presents net unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the following periods:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2026
Derivatives not designated as hedges:
Foreign currency forward contract GBP	$(86)	$325
Foreign currency forward contract EUR	131	1,154
Total Net Change in Unrealized Gain (Loss)(1)	45	1,479
_______________
(1)     Recorded and recognized as components of translation of assets and liabilities in foreign currencies and other transactions in the Consolidated Statements of Operations.
The table below presents realized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the following periods:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2026
Foreign currency forward contract AUD	$—	$—
Foreign currency forward contract EUR	443	443
Foreign currency forward contract GBP	124	(128)
Total Net Realized Gain (Loss)(1)	$567	$315
_______________
(1)     Recorded and recognized as components of foreign currency transactions in the Consolidated Statements of Operations.

The Company did not hold any foreign currency forward contracts for the three and nine months ended September 30, 2025.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 8. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding unfunded commitments as of the following periods:

	As of September 30, 2026	As of December 31, 2025
Revolving loan commitments	$282,221	$364,759
Delayed draw loan commitments	278,372	459,339
Debt commitments	$560,593	$824,098

Specialty finance equity commitments	$26,400	$31,038
Common equity commitments	2,569	3,977
Equity commitments	$28,969	$35,015

Total Unfunded Commitments	$589,562	$859,113
As of September 30, 2026, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments that the Company may be required to fund.
Organizational and Offering Costs
The table below presents the total amount of organization and offering costs, inclusive of organization and offering costs deferred under the expense deferral agreement, incurred by the Adviser and its affiliates since inception and charged to the Company as of the following dates:

	As of September 30, 2026	As of December 31, 2025
Organizational and offering costs incurred by the Adviser	$4,936	$4,936
Organizational and offering costs charged to the Company(1)	4,936	4,936
_____________
(1)As of September 30, 2026, $3.8 million relates to offering costs and $1.1 million relates to organizational costs. The organizational costs were incurred by the Adviser prior to the Company meeting the first installment of the Expense Deferral Agreement. The organizational costs were subsequently incurred in the Consolidated Statements of Operations as professional fees and other general and administrative as the Company met the expense deferral installments applicable for those periods.
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
The table below presents the total amount of organization and offering costs incurred by the Adviser and its affiliates and charged to the Company for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Organizational and offering costs incurred by the Adviser	$—	$—	$—	$165
Organizational and offering costs charged to the Company	—	—	—	733
Expense Deferral Agreement
The Adviser has agreed to incur and pay certain expenses pursuant to the Expense Deferral Agreement prior to April 30, 2023. The Company will be obligated to reimburse the aggregate amount of expenses previously paid by the Adviser in eighteen equal installments, upon meeting specified conditions.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The table below presents the total amount of expenses incurred by the Adviser under the Expense Deferral Agreement as of the following periods:

	As of September 30, 2026	As of December 31, 2025
Expenses incurred by the Adviser	$7,679	$7,679
Organizational and offering costs incurred by the Adviser	4,299	4,299
Total Expenses Incurred by the Adviser	$11,978	$11,978
The first installment became an obligation of the Company on December 1, 2023, when the Company reached $1.75 billion in Net Subscriptions received from the sale of the Company’s common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75.0 million in Net Subscriptions received from the sale of the Company’s common shares thereafter.
The table below presents the number of installments and the amount the Company became obligated to reimburse the Adviser for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Number of installments met by the Company	—	—	—	3

Expenses reimbursed to the Adviser	$—	$—	$—	$1,428
Organizational and offering costs reimbursed to the Adviser	—	—	—	568
Total Expenses Reimbursed to the Adviser	$—	$—	$—	$1,996
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
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026, the Company was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
Common Stock Activity
The tables below present transactions with respect to shares of the Company’s common stock for the following periods:

	For the Three Months Ended September 30, 2026
	S		D		I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	100,344	$974	—	$—	104,082	$1,014	204,426	$1,988
Shares/gross proceeds from the private placements	—	—	—	—	503,580	4,885	503,580	4,885
Share transfer between classes(1)	(477,061)	(4,625)	—	—	477,061	4,625	—	—
Reinvestment of distributions	758,419	7,360	2,631	26	1,945,706	18,886	2,706,756	26,272
Repurchased shares	(2,411,994)	(23,760)	—	—	(11,547,669)	(113,736)	(13,959,663)	(137,496)
Total shares/gross proceeds	(2,030,292)	(20,051)	2,631	26	(8,517,240)	(84,326)	(10,544,901)	(104,351)
Sales load	—	(1)	—	—	—	—	—	(1)
Total Shares/Net Proceeds	(2,030,292)	$(20,052)	2,631	$26	(8,517,240)	$(84,326)	(10,544,901)	$(104,352)
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

	For the Nine Months Ended September 30, 2026
	S		D		I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	1,900,440	$19,298	16,885	$175	3,174,701	$32,504	5,092,026	$51,977
Shares/gross proceeds from the private placements	—	—	—	—	6,450,807	65,003	6,450,807	65,003
Share transfer between classes(1)	(1,583,770)	(15,708)	(882,917)	(8,670)	2,466,687	24,378	—	—
Reinvestment of distributions	2,518,467	25,000	21,554	217	5,983,339	59,367	8,523,360	84,584
Repurchased shares	(19,159,583)	(193,684)	(1,032,371)	(10,691)	(76,819,528)	(775,719)	(97,011,482)	(980,094)
Total shares/gross proceeds	(16,324,446)	(165,094)	(1,876,849)	(18,969)	(58,743,994)	(594,467)	(76,945,289)	(778,530)
Sales load	—	(91)	—	—	—	—	—	(91)
Total Shares/Net Proceeds	(16,324,446)	$(165,185)	(1,876,849)	$(18,969)	(58,743,994)	$(594,467)	(76,945,289)	$(778,621)
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
The changes to the Company’s offering price per share since the commencement of the Company’s initial continuous public offering and associated effective dates of such changes were as follows:

	For the Three and Nine Months Ended September 30, 2026
	S			D			I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2026	$10.38	$—	$10.38	$10.38	$—	$10.38	$10.38	$—	$10.38
February 2, 2026	10.27	—	10.27	10.27	—	10.27	10.27	—	10.27
March 2, 2026	9.97	—	9.97	9.97	—	9.97	9.97	—	9.97
April 1, 2026	9.82	—	9.82	9.82	—	9.82	9.82	—	9.82
May 1, 2026	9.84	—	9.84	9.84	—	9.84	9.84	—	9.84
June 1, 2026	9.84	—	9.84	9.84	—	9.84	9.84	—	9.84
July 1, 2026	9.70	—	9.70	9.70	—	9.70	9.70	—	9.70
August 3, 2026	9.67	—	9.67	9.67	—	9.67	9.67	—	9.67
September 1, 2026	9.75	—	9.75	9.75	—	9.75	9.75	—	9.75
_______________
(1)Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2)Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

	For the Three and Nine Months Ended September 30, 2025
	S			D			I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2025	$10.42	$—	$10.42	$10.42	$—	$10.42	$10.42	$—	$10.42
February 3, 2025	10.43	—	10.43	10.43	—	10.43	10.43	—	10.43
March 3, 2025	10.39	—	10.39	10.39	—	10.39	10.39	—	10.39
April 1, 2025	10.34	—	10.34	10.34	—	10.34	10.34	—	10.34
May 1, 2025	10.31	—	10.31	10.31	—	10.31	10.31	—	10.31
June 2, 2025	10.35	—	10.35	10.35	—	10.35	10.35	—	10.35
July 1, 2025	10.37	—	10.37	10.37	—	10.37	10.37	—	10.37
August 1, 2025	10.37	—	10.37	10.37	—	10.37	10.37	—	10.37
September 2, 2025	10.37	—	10.37	10.37	—	10.37	10.37	—	10.37
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

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Distributions
The Board intends to authorize and declare monthly distribution amounts per share of common stock, payable monthly in arrears.
The tables below present cash distributions per share that were recorded for the following periods:

For the Three and Nine Months Ended September 30, 2026
Declaration Date	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)(3)
				S	D	I
November 4, 2025	January 30, 2026	February 25, 2026	$0.074775	$5,481	$79	$16,003
February 18, 2026	February 27, 2026	March 30, 2026	0.074775	5,570	80	16,392
February 18, 2026	March 31, 2026	April 28, 2026	0.074775	5,286	78	15,635
February 18, 2026	April 30, 2026	May 26, 2026	0.074775	5,369	13	15,786
May 5, 2026	May 29, 2026	June 23, 2026	0.074775	5,365	13	15,860
May 5, 2026	June 30, 2026	July 27, 2026	0.074775	5,188	13	15,080
May 5, 2026	July 31, 2026	August 25, 2026	0.074775	5,199	13	15,168
August 4, 2026	August 31, 2026	September 24, 2026	0.074775	5,210	13	15,239
August 4, 2026	September 30, 2026	October 26, 2026	0.074775	5,057	13	14,445
		Total	$0.672975	$47,725	$315	$139,608
_______________
(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.
(3)Excludes distribution declared on August 4, 2026, in the amount of $0.074775 per share, payable on or before November 30, 2026, to the shareholders of record as of October 30, 2026.

For the Three and Nine Months Ended September 30, 2025
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
The tables below present the share repurchase activity of the Company:

For the Three and Nine Months Ended September 30, 2026
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
November 26, 2025	I	January 8, 2026	$415,464	$10.38	40,025,443
November 26, 2025	S	January 8, 2026	107,456	10.38	10,352,290
November 26, 2025	D	January 8, 2026	10,259	10.38	988,298
February 27, 2026	I	March 31, 2026	133,228	9.82	13,566,997
February 27, 2026	S	March 31, 2026	35,703	9.82	3,635,811
February 27, 2026	D	March 31, 2026	432	9.82	44,073
May 26, 2026	I	June 30, 2026	113,291	9.70	11,679,419
May 26, 2026	S	June 30, 2026	26,765	9.70	2,759,488
August 26, 2026	S	September 30, 2026	23,760	9.85	2,411,994
August 26, 2026	I	September 30, 2026	113,736	9.85	11,547,669
Total			$980,094		97,011,482

For the Three and Nine Months Ended September 30, 2025
Offer Date	Class	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 26, 2025	I	March 31, 2025	$82,728	$10.34	8,000,727
February 26, 2025	S	March 31, 2025	15,662	10.34	1,514,802
February 26, 2025	D	March 31, 2025	147	10.34	14,197
May 23, 2025	I	June 30, 2025	130,914	10.37	12,624,263
May 23, 2025	S	June 30, 2025	16,306	10.37	1,572,626
August 26, 2025	I	September 30, 2025	76,960	10.42	7,386,057
August 26, 2025	S	September 30, 2025	12,819	10.42	1,230,270
August 26, 2025	D	September 30, 2025	678	10.42	64,988
Total			$336,214		32,407,930
Note 10. Earnings Per Share
The tables below present the computation of basic and diluted earnings per common share for the following periods:

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Three Months Ended September 30,
	2026			2025
	S	D	I	S	D	I
Increase (decrease) in net assets resulting from operations	$27,284	$67	$76,232	$22,426	$560	$66,818
Weighted average shares of common stock outstanding—basic and diluted	76,850,925	181,558	203,624,902	86,501,466	2,039,982	240,103,288
Earnings (loss) per common share—basic and diluted	$0.36	$0.37	$0.37	$0.26	$0.27	$0.28

	For the Nine Months Ended September 30,
	2026			2025
	S	D(1)	I	S	D	I
Increase (decrease) in net assets resulting from operations	$4,088	$(289)	$22,514	$53,251	$1,277	$168,382
Weighted average shares of common stock outstanding—basic and diluted	79,456,231	509,197	212,113,771	81,554,149	1,810,217	237,599,822
Earnings (loss) per common share—basic and diluted	$0.05	$(0.57)	$0.11	$0.65	$0.71	$0.71
_______________
(1)On April 2, 2026, approximately 80% of the outstanding Class D shares were converted into Class I shares. As a result, the weighted average Class D shares outstanding used in the calculation of EPS for the nine months ended September 30, 2026, was significantly reduced, resulting in Class D EPS for the period to appear lower than it otherwise would have absent the conversion. When calculated as the aggregate of the monthly EPS, each determined by dividing monthly increase (decrease) in net assets resulting from operations by the weighted average Class D shares outstanding for the applicable month, Class D EPS for the nine months ended September 30, 2026, was $0.12 per share.
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
For the three and nine months ended September 30, 2026 and 2025, the Company did not record U.S. federal excise tax.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 12. Financial Highlights
The table below presents the financial highlights for a common share outstanding for the following periods:

	For the Nine Months Ended September 30,
	2026			2025
	S	D	I	S	D	I
Per share data:
Net asset value, at beginning of period	$10.38	$10.38	$10.38	$10.42	$10.42	$10.42
Results of operations:
Net investment income(1)	0.57	0.61	0.63	0.64	0.70	0.71
Net realized and unrealized gain (loss)(2)	(0.49)	(0.49)	(0.49)	0.01	0.01	—
Net increase (decrease) in net assets resulting from operations	0.08	0.12	0.14	0.65	0.71	0.71
Distributions:
Net increase (decrease) in net assets from shareholders' distributions(3)	(0.61)	(0.65)	(0.67)	(0.65)	(0.70)	(0.71)
Total increase (decrease) in net assets	(0.53)	(0.53)	(0.53)	—	—	—
Net Asset Value, at End of Period(4)	$9.85	$9.85	$9.85	$10.42	$10.42	$10.42

Total Return(5)	0.9%	1.4%	1.6%	6.4%	6.9%	7.1%

Ratios:
Ratio of net expenses to average net assets(6)(7)(8)	9.6%	6.1%	8.8%	9.2%	8.6%	8.5%
Ratio of net investment income to average net assets(6)(7)(8)	7.6%	4.5%	8.3%	8.5%	9.3%	9.4%
Portfolio turnover rate	3.5%	3.5%	3.5%	34.5%	34.5%	34.5%

Supplemental Data:
Weighted-average shares outstanding	79,456,231	509,197	212,113,771	81,554,149	1,810,217	237,599,822
Shares outstanding, end of period	74,649,278	182,467	193,160,601	87,916,447	1,985,426	238,905,560
Net assets, end of period	$735,394	$1,798	$1,903,000	$915,811	$20,682	$2,489,000
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
(6)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the nine months ended September 30, 2026, the total operating expenses to average net assets were 9.6%, 6.1%, 8.8% for Class S, Class D and Class I common stock, respectively, prior to management fee waivers, if any. For the nine months ended September 30, 2025, the total operating expenses to average net assets were 9.2%, 8.6%, 8.5% for Class S, Class D and Class I common stock, respectively, prior to management fee waivers, if any.
(7)The ratio reflects an annualized amount for the nine months ended September 30, 2026 and 2025, except in the case of non-recurring expenses (e.g. initial organization expenses) and offering expenses, where applicable.
(8)On April 2, 2026, approximately 80% of the outstanding Class D shares were converted into Class I shares. As a result, the average Class D net assets used in the calculation of the ratio of net expenses to average net assets and ratio of net investment income to average net assets for the nine months ended September 30, 2026, were significantly reduced, resulting in Class D ratios for the period to appear lower than they otherwise would have absent the conversion. When calculated as the aggregate of the monthly ratio, each determined by dividing monthly net expenses or net investment income, as applicable, by the average net assets for Class D shares for the applicable month, Class D ratio of net expenses to average net assets and ratio of net investment income to average net assets for the nine months ended September 30, 2026, were 8.4% and 6.2% respectively.

Blue Owl Technology Income Corp.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)
Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of these financial statements. There have been no subsequent events to disclose except for the following:
Distributions
On November 3, 2026, the Company’s Board approved a distribution of $0.074775 per share, payable on or before December 31, 2026, to the shareholders of record as of November 30, 2026, a distribution of $0.074775 per share, payable on or before January 29, 2027, to the shareholders of record as of December 31, 2026, and a distribution of $0.074775 per share, payable on or before February 26, 2027, to the shareholders of record as of January 29, 2027.
Raise Proceeds
Subsequent to September 30, 2026 and through November 2, 2026, the Company has issued approximately 17,767 shares of its Class S common stock and approximately 728,725 shares of its Class I common stock and has raised total gross proceeds of approximately $0.2 million and $7.2 million, respectively. In addition, the Company received $0.3 million in subscription payments which the Company accepted on November 2, 2026 which is pending the Company’s determination of the net asset value per share applicable to such purchase.
Series 2023B-B Notes Prepayment
On October 15, 2026, the Company prepaid in full all $75.0 million in aggregate principal amount of the Series 2023B-B Notes at 100.0% of their principal amount, plus the accrued interest thereon through, but excluding, October 15, 2026.

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
We are externally managed by the Adviser. The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and is part of Blue Owl’s Credit platform. Subject to the overall supervision of our Board, our Adviser manages the day-to-day operations of, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
We rely on an exemptive order issued to an affiliate of the Adviser that permits us to offer multiple classes of shares of common stock and to impose asset-based servicing and distribution fees and early withdrawal fees. We are currently publicly offering on a continuous basis up to $5,000,000,000 in any combination of shares of Class S, Class D, and Class I common stock and previously offered on a continuous basis up to $10,000,000,000 in any combination of shares of Class S, Class D, and Class I common stock. The share classes have different upfront selling commissions and ongoing servicing fees. Each class of common stock will be offered through Blue Owl Securities LLC (d/b/a Blue Owl Securities) (the “Dealer Manager”). No upfront selling commission, dealer manager fees, or other similar placement fees will be paid to us or the Dealer Manager with respect to the Class S and Class D shares, however, if such Class S shares or Class D shares are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that the selling agents limit such charges to 3.50% of the net offering price per share for each Class S share and 1.50% of the net offering price per share for each Class D share. Class I shares are not subject to upfront selling commissions. Class S, Class D and Class I shares were offered at initial purchase prices per share of $10.00. Thereafter, the purchase price per share for each class of common stock will vary and will not be sold at a price below our net asset value per share of such class, as determined in accordance with our share pricing policy, plus applicable upfront selling commissions.
We were initially funded on September 30, 2021, when an affiliate of the Adviser (“the Initial Shareholder”) purchased 100 shares of our Class I common stock at $10.00 per share, which represents the initial public offering price. On May 2, 2022, we met the minimum offering requirement, commenced operations and commenced our initial public offering.

Blue Owl consists of three investment platforms:
•Credit, which includes several strategies, including (i) direct lending, which generally offers privately negotiated financing solutions to primarily upper-middle-market companies; (ii) alternative credit, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; (iii) investment grade credit, which focuses on generating capital-efficient investment income through asset-backed finance, private corporate credit, and structured products; (iv) liquid credit, which focuses on the management of CLOs; and (v) our other adjacent investment strategies (e.g., strategic equity and healthcare opportunities),
•GP Strategic Capital, which primarily focuses on acquiring equity stakes in, and providing debt financing to, large, multi-product private equity and private credit firms through two investment strategies (GP minority stakes and GP debt financing), and also includes a professional sports minority stakes strategy, and
•Real Assets, which includes a net lease strategy, which focuses on acquiring net-leased real estate occupied by investment grade and creditworthy tenants; a real estate credit strategy which offers a diverse range of competitive financing solutions; and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, OTCA, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”), and Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with the Adviser, OCA, ODCA and OTCA, the “Blue Owl Credit Advisers”), which are also investment advisers. As of September 30, 2026, the Adviser and its affiliates had $162.78 billion in assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Technology Lending Investment Committee. The investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s investment committees. Blue Owl’s four direct lending investment committees each focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Technology Lending Investment Committee is comprised of Erik Bissonnette, Pravin Vazirani, Jon ten Oever, Arthur Martini and Matthias Ederer. We consider the individuals on the Technology Lending Investment Committee to be our portfolio managers. The Investment Team, under the Technology Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
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
Our Investment Framework
We are a Maryland corporation formed primarily to originate and make loans to and make debt and equity investments in, technology-related companies based primarily in the United States, with an emphasis on enterprise software investments. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles. Since our Adviser’s affiliates began investment activities in April 2016 through September 30, 2026, the Blue Owl Credit Advisers have originated $202.71 billion aggregate principal amount of investments across multiple industries, of which $198.11 billion of aggregate principal amount of investments prior to any subsequent exits or repayments was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We leverage Blue Owl’s relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $250 million and that are typically backed by institutional investors that are active investors in and have an expertise in technology companies and technology-related industries. We expect that our target investments will typically have maturities between three and ten years and generally range in size between $50 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, in particular directly originated debt investments, with a lesser allocation to equity related opportunities. On these investments, we typically invest at a low loan-to-value ratio, which we consider to be 50% or below. We anticipate that generally any equity related securities we hold will be minority positions. We expect that our investment size will vary with the size of our capital base and that our average investment size will be 0.5-1.5% of our entire portfolio with no investment size greater than 5%; however, from time to time, certain of our investments may comprise greater than 5%. As of September 30, 2026, our average investment size in each of our portfolio companies was approximately $29.8 million based on fair value.

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
We may also invest a portion of our portfolio in opportunistic investments and publicly traded debt investments and we may evaluate and enter into strategic portfolio transactions that may result in additional portfolio companies that we are considered to control. These types of investments are intended to supplement our core strategy and further enhance returns to our shareholders. These investments may include high-yield bonds and broadly syndicated loans, including “covenant lite” loans (as defined below), and other publicly traded debt instruments, typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle-market companies, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans, structured products, asset-based solutions or other forms of specialty finance, which may include, investments such as life settlements, royalty interests and equipment finance.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2026, 98.1% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
On May 9, 2023, the Company and the Adviser amended the Expense Deferral Agreement to provide that the Adviser's obligation to incur and pay the Company’s expenses would cease as of April 30, 2023, and that the Company would repay the expenses previously incurred by the Adviser on the Company’s behalf in eighteen equal installments, upon meeting specified conditions. The first installment became an obligation of the Company on December 1, 2023, when the Company reached $1.75 billion in Net Subscriptions received from the sale of the Company’s common shares, and each of the seventeen remaining installments will become an obligation of the Company for each $75.0 million in Net Subscriptions received from the sale of the Company’s common shares thereafter. The Company did not record expenses related to organization and offering costs, for the three and nine months ended September 30, 2026, respectively. The Company recorded zero and $2.0 million of expenses, of which zero and $0.6 million related to organization costs, for the three and nine months ended September 30, 2025, respectively.
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

Market Trends
Broader geopolitical developments, including the conflict involving Iran and ongoing technology disruption, have contributed to elevated market volatility, even if they have not altered the fundamental operating environment for the U.S. companies in which we invest. We actively monitor these dynamics alongside other sources of risk. As part of our standard valuation and risk management processes, we conduct reviews of every investment in our portfolio on a quarterly basis and take additional, proactive steps to reassess risk across our portfolio through thematic stress tests. Year-to-date, our regular course portfolio monitoring and risk-specific stress tests, including those related to interest rates changes, tariffs and artificial intelligence, suggest that our portfolio is well positioned, supported by borrowers with strong business fundamentals and defensive characteristics.
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
We believe that opportunities in the equity of technology companies are significant because of the potential to generate meaningful capital appreciation by participating in the growth in the portfolio company and the demand for its products and services. We find many of these opportunities are in the form of preferred equities, where there is the opportunity to invest in large, established companies through structures that can mitigate downside loss of capital and also offer upside opportunities. Moreover, we believe that the high-growth profile of a technology company will generally make it a more attractive candidate for a liquidity event than a company in a non-high growth industry. We believe the technology investment lending environment provides opportunities for us to meet our goal of making investments that generate an attractive total return based on a combination of the foregoing factors.
Portfolio and Investment Activity
Our business is impacted by conditions in the financial markets and economic conditions in the United States, and to a lesser extent, globally.

During the third quarter of 2026, global equity and debt markets remained driven by expectations around inflation, interest rates, artificial intelligence (“AI”)-related capital expenditures, and ongoing geopolitical tensions, including in the Middle East and their impact on certain energy prices. Equity indices saw modest appreciation during the third quarter despite lack of market breadth, with approximately two-thirds of S&P 500 and Russell 1000 stocks retreating during the quarter. The 10-year Treasury yield in the United States ended the third quarter of 2026 at 5.29%, approximately 85 basis points higher than June 30, 2026 and in late September, the Federal Reserve announced a rate hike of 25 basis points, increasing the federal funds target range to 3.75% to 4.00%. This represented a significant shift from the beginning of the year, when market participants had anticipated further reductions in the federal funds rate. Increases in base rates and credit spreads increase the yields available on our new investments and the income generated by our existing floating rate investments.
We continue to approach this environment conservatively resulting in repayments in excess of originations for the quarter ended September 30, 2026; however, underlying credit performance remains strong, our leverage level remains low and market sentiment around software technology is beginning to moderate. We anticipate that software deal activity will remain tempered, and we may continue to invest in adjacent technology areas, including digital infrastructure and life sciences, where we believe we can generate attractive, less correlated returns over time. We have also continued to invest in our specialty finance vehicles and joint ventures where we continue to see opportunities for higher returns that are less correlated with our core direct lending strategy.
Specifically, we invest in Credit SLF and Blue Owl Leasing and specialty financing portfolio companies, including LSI Financing 1 DAC (“LSI Financing DAC”), LSI Financing LLC (“LSI Financing LLC”), and Blue Owl Cross-Strategy Opportunities 2025-1 LLC (“BOCSO 2025”). See “Specialty Financing Portfolio Companies” and “Joint Ventures.” These companies may use our capital to support acquisitions which could continue to lead to increased dividend income across well-diversified underlying portfolios.
During the third quarter of 2026, we saw a decrease in origination activity and deployed $40.7 million in new investment commitments, including $26.4 million of new investment fundings, and repayments slowed to $132.0 million. We continue to focus on investing in upper middle-market enterprise software businesses that we view to be recession resistant given their mission-critical nature and highly contracted cash flows.
For the quarter ended September 30, 2026, a substantial portion of our financings were with existing borrowers. Many of these come from large, incumbent borrowers, reflecting the advantage of incumbency and scale and allowing us to support their continued growth and maintain the credit quality of our portfolio.
Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and approximately 97% of our investments are supported by sophisticated financial sponsors. As of September 30, 2026, excluding certain investments that fall outside of our typical borrower profile, 89.8% of our portfolio at fair value is comprised of first or second lien loans. These positions have a weighted average annual revenue of $1.15 billion, weighted average annual EBITDA of $367.6 million, a weighted average enterprise value of $7.37 billion, an average interest coverage of 2.2x, and an average net loan-to-value of 40%. As of September 30, 2026, 6.4% of our portfolio at fair value is comprised of unsecured debt and equity investments. These positions have a weighted average annual revenue of $2.10 billion and enterprise value of $13.30 billion. These statistics exclude strategic portfolio transactions, which comprise 1.8% of the book at fair value. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection and provide customized flexible solutions. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350 million (up from approximately $200 million in 2021) and average total new deal size is approximately $1.5 billion (up from approximately $600 million in 2021).
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

Within software, we remain focused on scaled companies that offer mission-critical solutions to established customer bases across diverse industries and sectors, with strong customer retention rates and high switching costs. We intend to continue to invest in companies that offer a depth of broad, integrated solutions and product offerings across a geographic diversity and we emphasize agile, adaptable technology that enables fast integration of AI and other emerging technologies to maintain a competitive edge. Specifically, within enterprise software we currently focus on investing in application software, which represents the operating layer for core business functions; systems and infrastructure software, which is the defense layer that protects enterprise data and networks and of which cybersecurity is a large component; and fintech and payments software, which provide critical means for the global movement of capital. We believe that these categories of enterprise software play specific, functional roles that will be difficult to bypass even as technology shifts because the need for auditability, control and data integrity will remain constant and these categories of software will provide a stable layer through which new technology is governed and executed. We also intend to identify ways to participate in growth of various industries as a result of AI. We also participate in cross-platform opportunities to invest in data center assets and AI-related equipment such as graphic processing units.
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
In February 2026, we sold a portion of our portfolio company investments with aggregate fair value of $344.0 million equivalent to 99.6% of par value to certain purchasers. The investments sold consisted of 98.6% first-lien investments and 1.4% unsecured investments and included investments in 60 portfolio companies across 26 industries. 98.6% of the investments sold were floating rate and 100% were 1- or 2-rated on our 5-point internal investment ratings scale. The sold assets had an average investment size of $5.7 million and a weighted average spread of 5.0% and consisted of partial sales representing approximately 13.0% of our investments in each underlying portfolio company as of December 31, 2025. As a result of the sale, we recognized a $0.5 million gain on the sale in the first quarter of 2026. We used the proceeds from the loan sale agreements to repay indebtedness.
As of September 30, 2026, based on fair value, our portfolio consisted of 87.0% first lien senior debt investments (of which 51.3% we consider to be unitranche debt investments (including “last out” portions of such loans)), 4.0% second lien senior secured debt investments, 1.3% unsecured debt investments, 3.4% preferred equity investments, 1.8% specialty finance equity investments, 2.2% common equity investments and 0.3% in joint ventures.
As of September 30, 2026, our weighted average total yield of the portfolio at fair value and amortized cost was 9.3% and 9.0%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 9.7% and 9.3%, respectively. As of September 30, 2026, the weighted average spread of floating rate debt investments was 5.0%.
As of September 30, 2026, we had investments in 169 portfolio companies with an aggregate fair value of $5.04 billion. Our current target leverage ratio is 0.90x-1.25x. As of September 30, 2026, we had net leverage of 0.86x debt-to-equity.

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended September 30,
($ in thousands)	2026	2025
New investment commitments:
Gross originations	$40,722	$1,040,205
Less: Sell downs	—	(9,674)
Total new investment commitments	$40,722	$1,030,531
Principal amount of new investments funded:
First-lien senior secured debt investments	26,392	768,184
Second-lien senior secured debt investments	—	40,941
Unsecured debt investments	—	—
Specialty finance debt investments	—	—
Preferred equity investments	—	2,429
Common equity investments	1	18,342
Specialty finance equity investments	—	63,433
Joint venture investments	—	3,735
Total principal amount of new investments funded	$26,393	$897,064

Drawdowns (repayments) on revolvers and delayed draw term loans, net	$42,860	$33,433

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(1)	$(107,227)	$(703,377)
Second-lien senior secured debt investments	—	(3,750)
Unsecured debt investments	—	—
Specialty finance debt investments	—	—
Preferred equity investments	—	(6,120)
Common equity investments	(15,765)	—
Specialty finance equity investments	(9,025)	(20,540)
Total principal amount of investments sold or repaid	$(132,017)	$(733,787)

Number of new investment commitments in new portfolio companies(2)	2	33
Average new investment commitment amount in new portfolio companies(2)	$16,758	$21,750
Weighted average term for new debt investment commitments (in years)	3.6	6.1
Percentage of new debt investment commitments at floating rates	50.9%	100.0%
Percentage of new debt investment commitments at fixed rates	49.1%	—%
Weighted average interest rate of new debt investment commitments(3)	9.3%	8.2%
Weighted Average Spread over Applicable Base Rate of New Debt Investment Commitments at Floating Rates	5.2%	4.2%
_______________
(1)Includes scheduled paydowns.
(2)Number of new investment commitments represents commitments to a particular portfolio company.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.08% and 3.98% as of September 30, 2026 and 2025, respectively.

The table below presents our investments at amortized cost and fair value as of the following periods:

	As of September 30, 2026		As of December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$4,504,889	$4,382,081	$5,488,669	$5,484,795
Second-lien senior secured debt investments	255,692	203,003	283,730	267,441
Unsecured debt investments	64,536	63,831	66,248	66,531
Preferred equity investments	191,581	173,699	177,173	173,230
Common equity investments	84,281	108,952	80,256	101,617
Specialty finance equity investments	84,001	88,310	86,202	89,389
Joint Ventures	16,512	15,222	24,325	24,133
Total Investments	$5,201,492	$5,035,098	$6,206,603	$6,207,136
_______________
(1)We consider 51% and 51% of first-lien senior secured debt investments to be unitranche loans as of September 30, 2026 and December 31, 2025, respectively.
We use GICS for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	As of September 30, 2026	As of December 31, 2025
Aerospace & Defense	1.3%	1.3%
Airlines	0.2	0.3
Application Software	15.5	15.6
Asset Based Lending and Fund Finance(2)	0.8	0.4
Banks	0.5	0.7
Beverages	0.2	0.2
Buildings & Real Estate	2.1	1.9
Building Products	0.1	0.1
Capital Markets	1.1	1.0
Commercial Services & Supplies	1.5	1.4
Construction & Engineering	0.1	0.2
Consumer Finance	0.6	0.5
Containers & Packaging	0.3	0.4
Diversified Consumer Services	2.5	2.9
Diversified Financial Services	7.3	7.8
Diversified Telecommunication Services(1)	—	0.0
Entertainment	1.0	1.1
Equity Real Estate Investment Trusts (REITs)	1.4	1.6
Food & Staples Retailing	2.8	2.3
Food Products	0.3	0.3
Health Care Equipment & Supplies	3.5	3.0
Health Care Providers & Services	4.3	6.1
Health Care Technology	13.2	12.4
Hotels, Restaurants & Leisure	0.7	0.7
Household Products	0.1	0.3
Industrial Conglomerates	0.9	0.8
Insurance	5.3	5.4
Internet & Direct Marketing Retail	0.6	0.5
IT Services	6.3	5.0
Joint Ventures(4)	0.3	0.4
Life Sciences Tools & Services	1.6	2.1

Machinery	—	0.6
Media	0.6	0.6
Multiline Retail	0.3	0.3
Pharmaceuticals(3)	1.1	1.2
Professional Services	5.9	5.7
Real Estate Management & Development	—	0.8
Specialty Retail	1.1	0.8
Systems Software	13.8	12.6
Water Utilities	0.3	0.2
Wireless Telecommunication Services	0.5	0.5
Total	100.0%	100.0%
_______________
(1)As of September 30, 2026 and December 31, 2025, our investment balance is insignificant (if applicable).
(2)Includes investment in BOCSO 2025. See “Note 3 — Agreements and Related Party Transactions” to our consolidated financial statements included in this Quarterly Report for more information regarding BOCSO 2025.
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
The table below presents investments by geographic composition based on fair value as of the following periods:

	As of September 30, 2026	As of December 31, 2025
United States:
Midwest	12.4%	13.7%
Northeast	19.8	21.0
South	34.0	31.4
West	23.5	24.2
Canada	3.2	3.0
United Kingdom	3.9	4.1
Other international	3.2	2.6
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	As of September 30, 2026	As of December 31, 2025
Weighted average total yield of portfolio(1)	9.3%	8.7%
Weighted average total yield of debt and income producing securities(1)	9.7%	9.0%
Weighted average interest rate of debt securities	9.0%	8.7%
Weighted average spread over base rate of floating rate debt investments	5.0%	5.1%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the Investment Team and all material amendments, waivers and restructurings require the approval of a majority of the Technology Lending Investment Committee. As of September 30, 2026, two of our portfolio companies are on non-accrual. Our average annual gain/(loss) ratio is 0.05%.

The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of September 30, 2026		As of December 31, 2025
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$814,278	16.2%	$699,497	11.3%
2	3,830,779	76.0%	5,137,529	82.8%
3	376,537	7.5%	354,593	5.7%
4	13,504	0.3%	15,517	0.2%
5	—	—%	—	—%
Total	$5,035,098	100.0%	$6,207,136	100.0%
The table below presents the amortized cost of our performing and non-accrual investments as of the following periods:

	As of September 30, 2026				As of December 31, 2025
($ in thousands)	Amortized Cost	Percentage	Fair Value	Percentage	Amortized Cost	Percentage	Fair Value	Percentage
Performing	$5,167,628	99.3%	$5,021,595	99.7%	$6,187,767	99.7%	$6,191,619	99.8%
Non-accrual	33,864	0.7%	13,503	0.3%	18,836	0.3%	15,517	0.2%
Total	$5,201,492	100.0%	$5,035,098	100.0%	$6,206,603	100.0%	$6,207,136	100.0%
Investments are generally placed on non-accrual status when it is not probable that principal or interest will be collected in full. Accrued interest receivable is generally not carried as an asset once a loan is placed on non-accrual status unless collection is considered probable. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Cash receipts on non-accrual loans are recognized as interest income only when collection of principal is probable and otherwise are applied as a reduction of the loan’s recorded investment. Management may make exceptions to this treatment and determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
Specialty Financing Portfolio Companies and Joint Ventures
We leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income.
Specialty Financing Portfolio Companies
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment in LSI Financing DAC. As of September 30, 2026, the fair value of our investment in LSI Financing DAC was $2.1 million and our total commitment was $2.1 million. We do not consolidate our equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. On November 25, 2024, we redeemed a portion of our interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of September 30, 2026, the fair value of our investment in LSI Financing LLC was $46.3 million and our total commitment was $68.5 million. We do not consolidate our equity interest in LSI Financing LLC.
BOCSO 2025 was formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of September 30, 2026, our investment at fair value in BOCSO 2025 was $39.8 million and our total commitment was $39.8 million. As of September 30, 2026, the BOCSO 2025 portfolio consists of six investments totaling $0.73 billion at cost and $0.72 billion at fair value, and ranging in cost from $24.9 million to $187.4 million and with fair value ranging from $24.9 million to $184.5 million. The largest investment is 25.8% of the total cost of BOCSO 2025’s portfolio. We do not consolidate our equity interest in BOCSO 2025.
Joint Ventures
Credit SLF is a joint venture between the Credit SLF Members. Credit SLF’s principal purpose is to make investments primarily in senior broadly syndicated loans to U.S. middle-market companies. It was formed in May 2024 and made its first portfolio company investment in July 2024.
Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board.
Refer to Exhibit 99.1 for the Credit SLF Supplemental Financial Information.

Blue Owl Leasing is a joint venture between the Blue Owl Leasing Members. Blue Owl Leasing’s principal purpose is to make investments primarily in fixed-rate equipment leases and loans. These investments are generally secured by essential-use equipment and critical software. It was formed in June 2025 and made its first portfolio company investment in October 2025.
Blue Owl Leasing is managed by the Blue Owl Leasing Members who must unanimously approve investment decisions. The Blue Owl Leasing Members coinvest through Blue Owl Leasing, or its wholly owned subsidiaries.
Refer to Exhibit 99.2 for the Blue Owl Leasing Supplemental Financial Information.

Results of Operations
The table below presents our operating results for the following periods:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Total Investment Income	$120,706	$150,055	$(29,349)	$378,007	$433,478	$(55,471)
Less: Net operating expenses	(62,783)	(75,982)	13,199	(199,036)	(211,432)	12,396
Net Investment Income (Loss) Before Taxes	$57,923	$74,073	$(16,150)	$178,971	$222,046	$(43,075)
Less: Excise taxes	—	—	—	—	—	—
Net Investment Income (Loss) After Taxes	$57,923	$74,073	$(16,150)	$178,971	$222,046	$(43,075)
Net change in unrealized gain (loss)	47,499	14,104	33,395	(159,369)	(147)	(159,222)
Net realized gain (loss)	(1,839)	1,627	(3,466)	6,711	1,011	5,700
Net Increase (Decrease) in Net Assets Resulting from Operations	$103,583	$89,804	$13,779	$26,313	$222,910	$(196,597)
Net increase (decrease) in net assets resulting from operations can vary from period-to-period as a result of various factors, including the level of investment originations and exit activity, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons of net increase (decrease) in net assets resulting from operations may not be meaningful.
Investment Income
The table below presents investment income for the following periods:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Interest income	$104,837	$133,847	$(29,010)	$328,209	$389,667	$(61,458)
PIK interest income	7,249	8,184	(935)	22,717	21,232	1,485
PIK dividend income	4,650	4,828	(178)	13,565	13,729	(164)
Dividend income	3,011	1,186	1,825	10,029	3,088	6,941
Other income	959	2,010	(1,051)	3,487	5,762	(2,275)
Total Investment Income	$120,706	$150,055	$(29,349)	$378,007	$433,478	$(55,471)
We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Investment income decreased by $29.3 million for the three months ended September 30, 2026, primarily due to a decrease in interest income, partially offset by higher dividend income. Interest income decreased by $29.0 million period-over-period, primarily as a result of a decrease in the debt investment portfolio of $971.6 million in addition to a decrease in the weighted average interest rate of debt securities from 9.1% to 9.0% from September 30, 2025 to September 30, 2026. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Fees and accelerated amortization received from unscheduled paydowns decreased to $1.4 million for the three months ended September 30, 2026, from $4.2 million in the prior year period, driven by a lower level of repayment related activity in the current year period. These decreases were partially offset by a dividend income increase of $1.8 million, period-over-period, driven by an increase in our portfolio of strategic equity investments, specifically in BOCSO 2025 and LSI Financing LLC. PIK income as a percentage of total investment income increased to 9.9% from 8.7% in the prior period due to a decrease in total investment income relative to PIK income.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Investment income decreased by $55.5 million for the nine months ended September 30, 2026, primarily due to a decrease in interest income and other income, partially offset by higher dividend income and PIK interest income.

Interest income decreased by $61.5 million period-over-period, primarily as a result of a decrease in the debt investment portfolio of $971.6 million in addition to a decrease in the weighted average interest rate of debt securities from 9.1% to 9.0% from September 30, 2025 to September 30, 2026. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Fees and accelerated amortization received from unscheduled paydowns decreased to $6.7 million from $16.0 million period-over-period driven by a decrease in repayment activity. Other income decreased by $2.3 million period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. Dividend income increased by $6.9 million period-over-period, driven by an increase in our portfolio of strategic equity investments, specifically in BOCSO 2025 and LSI Financing LLC. PIK interest income increased by $1.5 million period-over-period. PIK income as a percentage of total investment income increased to 9.6% from 8.1% in the prior period due to a decrease in total investment income relative to PIK income. Our PIK dividend income remained relatively flat period-over-period.
Expenses
The table below presents expenses for the following periods:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Offering costs	$233	$299	$(66)	$777	$1,478	$(701)
Interest expense	39,752	48,291	(8,539)	128,513	132,392	(3,879)
Management fees, net	8,529	10,450	(1,921)	27,772	30,306	(2,534)
Capital gains incentive fees	—	1,447	(1,447)	—	110	(110)
Performance based incentive fees	8,278	10,786	(2,508)	25,570	31,735	(6,165)
Professional fees	1,850	1,326	524	5,158	4,972	186
Directors' fees	320	385	(65)	965	1,044	(79)
Shareholder servicing fees	1,600	1,942	(342)	5,010	5,435	(425)
Other general and administrative	2,221	1,056	1,165	5,271	3,960	1,311
Total Operating Expenses	$62,783	$75,982	$(13,199)	$199,036	$211,432	$(12,396)
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Total operating expenses, decreased by $13.2 million for the three months ended September 30, 2026, primarily due to a decrease in interest expense of $8.5 million, a decrease in performance based incentive fees of $2.5 million, a decrease in capital gains incentive fees of $1.4 million and a decrease in management fees of $1.9 million, partially offset by an increase in other general and administrative expenses of $1.2 million. The decrease in interest expense was driven primarily by a decrease in the average interest rate to 6.4% from 6.9% and by a decrease in average daily borrowings, period-over-period. The decrease in incentive fees was due to lower pre-incentive fee net investment income driven by a decrease in the debt investment portfolio and decreases in accelerated amortization and prepayment fees period-over-period. The decrease in management fees was driven by a decrease in the net asset value of the portfolio period-over-period primarily due to share repurchases. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively flat period-over-period.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Total operating expenses, decreased by $12.4 million for the nine months ended September 30, 2026, primarily due to a decrease in performance based incentive fees of $6.2 million, a decrease in interest expense of $3.9 million, and a decrease in management fees of $2.5 million, partially offset by an increase in professional fees and other general and administrative expenses of $1.5 million. The decrease in interest expenses was driven by a decrease in the average interest rate to 6.4% from 6.9% period-over-period. The decrease in management fees was driven by a decrease in the net asset value of the portfolio period-over-period primarily due to share repurchases. The decrease in incentive fees was due to a decrease in pre-incentive fee net investment income driven by a decrease in the debt investment portfolio and decreases in accelerated amortization and prepayment fees period-over-period.

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
For the three and nine months ended September 30, 2026, we recorded no U.S. federal excise tax, respectively. For the three and nine months ended September 30, 2025, we recorded no U.S. federal excise tax expense.
Net Change in Unrealized Gains (Loss) on Investments
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. The table below presents the composition of the net change in unrealized gains (losses) for the following periods:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Net change in unrealized gain (loss) on investments	$48,089	$15,641	$32,448	$(157,929)	$2,470	$(160,399)
Net change in translation of assets and liabilities in foreign currencies	(590)	(1,537)	947	(1,440)	(2,617)	1,177
Net Change in Unrealized Gain (Loss)	$47,499	$14,104	$33,395	$(159,369)	$(147)	$(159,222)
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
The net unrealized gains were primarily driven by an increase in the fair value of certain debt and equity positions due to tightening spreads in the software industry.
The table below presents the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Three Months Ended September 30, 2026	Portfolio Company	For the Three Months Ended September 30, 2025
($ in thousands)		($ in thousands)
Nscale Global Holdings Limited	$8,034	Securiti, Inc.	$12,928
Cloud Software Group, Inc.	4,960	Elliott Alto Co-Investor Aggregator L.P.	2,068
Project Hotel California Co-Invest Fund, L.P.	2,813	LSI Financing LLC	1,487
Capital One Financial Corp	2,670	Central Parent Inc. (dba CDK Global Inc.)	1,202
Zendesk, Inc.	2,640	Barracuda Parent, LLC	1,132
Delta TopCo, Inc. (dba Infoblox, Inc.)	2,381	AlphaSense, LLC	1,111
Stripe Blue Owl Holdings LLC	2,139	Denali BuyerCo, LLC (dba Summit Companies)	906
Anaplan, Inc.	2,020	Perforce Software, Inc.	(987)
XPLOR T1, LLC	1,966	PetVet Care Centers, LLC	(1,169)
Storable, Inc.	(4,556)	Plasma Buyer LLC (dba PathGroup)	(2,110)
Remaining portfolio companies	23,022	Remaining portfolio companies	(927)
Total	$48,089	Total	$15,641

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
The net unrealized losses were primarily driven by a decrease in the fair value of our debt and equity investments due to credit spreads widening in the software industry in the first two quarters of the year partially offset by tightening spreads in the third quarter of 2026.
The table below presents the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Nine Months Ended September 30, 2026	Portfolio Company	For the Nine Months Ended September 30, 2025
($ in thousands)		($ in thousands)
Kaseya Inc.	$(36,676)	Securiti, Inc.	$13,793
Barracuda Parent, LLC	(27,179)	Elliott Alto Co-Investor Aggregator L.P.	4,023
Storable, Inc.	(14,409)	Ivanti Software, Inc.	3,386
Central Parent Inc. (dba CDK Global Inc.)	(12,467)	SailPoint Technologies Holdings, Inc.	2,935
Perforce Software, Inc.	(6,808)	LSI Financing LLC	1,946
Halo Purchaser, LLC	(6,387)	PetVet Care Centers, LLC	(1,899)
Plasma Buyer LLC (dba PathGroup)	(6,129)	Blackhawk Network Holdings, Inc.	(2,407)
Inovalon Holdings, Inc.	(6,009)	Plasma Buyer LLC (dba PathGroup)	(2,517)
Project Alpha Intermediate Holding, Inc. (dba Qlik)	(5,662)	Central Parent Inc. (dba CDK Global Inc.)	(4,806)
Nscale Global Holdings Limited	12,186	Barracuda Networks, Inc.	(6,671)
Remaining portfolio companies	(48,389)	Remaining portfolio companies	(5,313)
Total	$(157,929)	Total	$2,470
Net Realized Gains (Losses) on Investments
The table below presents the change to the realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following periods:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Net realized gain (loss) on investments	$(2,445)	74	$(2,519)	$6,198	$(2,264)	$8,462
Net realized gain (loss) on foreign currency transactions	606	1,553	(947)	513	3,275	(2,762)
Net Realized Gain (Loss)	$(1,839)	$1,627	$(3,466)	$6,711	$1,011	$5,700

For the three months ended September 30, 2026, we recognized net realized losses on investments of $2.4 million, as compared to gains of $0.1 million in the prior year period, primarily driven by the full or partial sales of investments.
The table below presents the largest contributors to the change in net realized gain (loss) on investments for the following periods:

Portfolio Company	For the Three Months Ended September 30, 2026
($ in thousands)
Capital One Financial Corp	$(2,423)
Remaining Portfolio Companies	(22)
Total	$(2,445)

Portfolio Company	For the Three Months Ended September 30, 2025
($ in thousands)
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	$61
Remaining portfolio companies	13
Total	$74

Portfolio Company	For the Nine Months Ended September 30, 2026
($ in thousands)
Brex, Inc.	$10,717
Asurion, LLC	441
Access CIG, LLC	(458)
Armstrong Bidco Limited	(494)
Boxer Parent Company Inc. (f/k/a BMC)	(1,004)
Capital One Financial Corp	(2,423)
Remaining portfolio companies	(581)
Total	$6,198

Portfolio Company	For the Nine Months Ended September 30, 2025
($ in thousands)
Ivanti Software, Inc.	$(2,762)
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	318
Remaining portfolio companies	180
Total	$(2,264)
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
In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material. As of September 30, 2026 and December 31, 2025, our asset coverage ratio was 212% and 223%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitment we are required to fund. Our current target ratio is 0.90x-1.25x.
As of September 30, 2026, cash, taken together with our available debt capacity is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future. As of September 30, 2026, we had $759.3 million available under our credit facilities.
As of September 30, 2026, we had $73.0 million in cash, including foreign cash. For the nine months ended September 30, 2026, $1.25 billion in cash was provided by operating activities, primarily as a result of sales and repayments, including PIK, of $1.30 billion and other operating cash inflow of $188.2 million, partially offset by funding portfolio investments of $246.8 million. Lastly, cash used in financing activities was $1.33 billion during the period, which was primarily the result of net repayments on borrowings of $488.9 million, share repurchases of $842.9 million and distributions to shareholders of $108.7 million, partially offset by proceeds from issuance of common shares of $116.9 million.
Net Assets
Share Issuances
We have the authority to issue 3,000,000,000 common shares, $0.01 per share par value, 1,000,000,000 of which are classified as Class S common shares, 1,000,000,000 of which are classified as Class D common shares, and 1,000,000,000 of which are classified as Class I common shares. We are currently publicly offering on a continuous basis up to $5,000,000,000 in any combination of shares of Class S, Class D, and Class I common stock. We previously offered on a continuous basis up to $10,000,000,000 in any combination of shares of Class S, Class D and Class I common stock.
The tables below present transactions with respect to shares of our common stock for the following periods:

	For the Three Months Ended September 30, 2026
	S		D		I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	100,344	$974	—	$—	104,082	$1,014	204,426	$1,988
Shares/gross proceeds from the private placements	—	—	—	—	503,580	4,885	503,580	4,885
Share transfer between classes(1)	(477,061)	(4,625)	—	—	477,061	4,625	—	—
Reinvestment of distributions	758,419	7,360	2,631	26	1,945,706	18,886	2,706,756	26,272
Repurchased shares	(2,411,994)	(23,760)	—	—	(11,547,669)	(113,736)	(13,959,663)	(137,496)
Total shares/gross proceeds	(2,030,292)	(20,051)	2,631	26	(8,517,240)	(84,326)	(10,544,901)	(104,351)
Sales load	—	(1)	—	—	—	—	—	(1)
Total Shares/Net Proceeds	(2,030,292)	$(20,052)	2,631	$26	(8,517,240)	$(84,326)	(10,544,901)	$(104,352)
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

	For the Nine Months Ended September 30, 2026
	S		D		I		Total
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	1,900,440	$19,298	16,885	$175	3,174,701	$32,504	5,092,026	$51,977
Shares/gross proceeds from the private placements	—	—	—	—	6,450,807	65,003	6,450,807	65,003
Share transfer between classes(1)	(1,583,770)	(15,708)	(882,917)	(8,670)	2,466,687	24,378	—	—
Reinvestment of distributions	2,518,467	25,000	21,554	217	5,983,339	59,367	8,523,360	84,584
Repurchased shares	(19,159,583)	(193,684)	(1,032,371)	(10,691)	(76,819,528)	(775,719)	(97,011,482)	(980,094)
Total shares/gross proceeds	(16,324,446)	(165,094)	(1,876,849)	(18,969)	(58,743,994)	(594,467)	(76,945,289)	(778,530)
Sales load	—	(91)	—	—	—	—	—	(91)
Total Shares/Net Proceeds	(16,324,446)	$(165,185)	(1,876,849)	$(18,969)	(58,743,994)	$(594,467)	(76,945,289)	$(778,621)
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
The changes to our offering price per share since the commencement of our continuous public offering and associated effective dates of such changes were as follows:

	For the Three and Nine Months Ended September 30, 2026
	S			D			I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2026	$10.38	$—	$10.38	$10.38	$—	$10.38	$10.38	$—	$10.38
February 2, 2026	10.27	—	10.27	10.27	—	10.27	10.27	—	10.27
March 2, 2026	9.97	—	9.97	9.97	—	9.97	9.97	—	9.97
April 1, 2026	9.82	—	9.82	9.82	—	9.82	9.82	—	9.82
May 1, 2026	9.84	—	9.84	9.84	—	9.84	9.84	—	9.84
June 1, 2026	9.84	—	9.84	9.84	—	9.84	9.84	—	9.84
July 1, 2026	9.70	—	9.70	9.70	—	9.70	9.70	—	9.70
August 3, 2026	9.67	—	9.67	9.67	—	9.67	9.67	—	9.67
September 1, 2026	9.75	—	9.75	9.75	—	9.75	9.75	—	9.75
_______________
(1)Maximum potential upfront sales load per share on Class S shares that can be charged by financial intermediaries is 3.5% of the net offering price.
(2)Maximum potential upfront sales load per share on Class D shares that can be charged by financial intermediaries is 1.5% of the net offering price.

	For the Three and Nine Months Ended September 30, 2025
	S			D			I
Effective Date	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(1)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)(2)	Maximum Offering Price (per share)	Net Offering Price (per share)	Maximum Upfront Sales Load (per share)	Maximum Offering Price (per share)
January 2, 2025	$10.42	$—	$10.42	$10.42	$—	$10.42	$10.42	$—	$10.42
February 3, 2025	10.43	—	10.43	10.43	—	10.43	10.43	—	10.43
March 3, 2025	10.39	—	10.39	10.39	—	10.39	10.39	—	10.39
April 1, 2025	10.34	—	10.34	10.34	—	10.34	10.34	—	10.34
May 1, 2025	10.31	—	10.31	10.31	—	10.31	10.31	—	10.31
June 2, 2025	10.35	—	10.35	10.35	—	10.35	10.35	—	10.35
July 1, 2025	10.37	—	10.37	10.37	—	10.37	10.37	—	10.37
August 1, 2025	10.37	—	10.37	10.37	—	10.37	10.37	—	10.37
September 2, 2025	10.37	—	10.37	10.37	—	10.37	10.37	—	10.37
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
The tables below present cash distributions per share that were recorded for the following periods:

For the Three and Nine Months Ended September 30, 2026
Declaration Date(1)	Record Date	Payment Date	Distribution Per Share(1)	Distribution Amount(2)(3)
($ in thousands, except per share amounts)				S	D	I
November 4, 2025	January 30, 2026	February 25, 2026	$0.074775	$5,481	$79	$16,003
February 18, 2026	February 27, 2026	March 30, 2026	0.074775	5,570	80	16,392
February 18, 2026	March 31, 2026	April 28, 2026	0.074775	5,286	78	15,635
February 18, 2026	April 30, 2026	May 26, 2026	0.074775	5,369	13	15,786
May 5, 2026	May 29, 2026	June 23, 2026	0.074775	5,365	13	15,860
May 5, 2026	June 30, 2026	July 27, 2026	0.074775	5,188	13	15,080
May 5, 2026	July 31, 2026	August 25, 2026	0.074775	5,199	13	15,168
August 4, 2026	August 31, 2026	September 24, 2026	0.074775	5,210	13	15,239
August 4, 2026	September 30, 2026	October 26, 2026	0.074775	5,057	13	14,445
		Total	$0.672975	$47,725	$315	$139,608
_______________
(1)Distributions per share are gross of shareholder servicing fees.
(2)Distribution amounts are net of shareholder servicing fees.
(3)Excludes distribution declared on August 4, 2026, in the amount of $0.074775 per share, payable on or before November 30, 2026, to the shareholders of record as of October 30, 2026.

For the Three and Nine Months Ended September 30, 2025
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

Debt
As of September 30, 2026, we had in place an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”), as well as special purpose vehicle asset credit facilities, a CLO, and unsecured notes and in the future we may enter into additional borrowing arrangements of these types. See “Note 5 — Debt” to our consolidated financial statements included in this Quarterly Report.
Aggregate Borrowings
The tables below present our debt obligations as of the following periods:

	As of September 30, 2026
($ in thousands)	Maturity Date	Aggregate Principal Committed	Outstanding Principal	Unused Portion(1)	Amount Available(2)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(3)	September 10, 2031	$975,000	$453,313	$521,687	$521,687	$(10,309)	$443,004
SPV Asset Facility I	May 7, 2029	475,000	429,000	46,000	46,000	(2,828)	426,172
SPV Asset Facility II	October 10, 2029	350,000	225,250	124,750	62,348	(2,101)	223,149
SPV Asset Facility III	February 16, 2035	550,000	350,000	200,000	19,441	(6,388)	343,612
SPV Asset Facility IV	December 1, 2034	675,000	441,500	233,500	109,838	(3,820)	437,680
Athena CLO III	April 20, 2036	270,000	270,000	—	—	(1,999)	268,001
Series 2023B-A Notes	January 15, 2029	100,000	100,000	—	—	(416)	99,584
Series 2023B-B Notes	January 15, 2027	75,000	75,000	—	—	(83)	74,917
Total Debt		$3,470,000	$2,344,063	$1,125,937	$759,314	$(27,944)	$2,316,119
_______________
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each credit facility’s borrowing base.
(3)As of September 30, 2026, the Company’s Revolving Credit Facility borrowing base value was $1.09 billion excluding cash.

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
(2)The amount available reflects any collateral related limitations at the Company level related to each credit facility’s borrowing base.
(3)As of December 31, 2025, the Company’s Revolving Credit Facility borrowing base value was $1.09 billion excluding cash.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Interest expense	$37,697	$46,413	$121,578	$127,113
Amortization of debt issuance costs	2,055	1,878	6,935	5,279
Total Interest Expense	$39,752	$48,291	$128,513	$132,392

Average interest rate(1)	6.4%	6.9%	6.4%	6.9%
Average daily borrowings(1)	$2,367,067	$2,683,568	$2,538,975	$2,466,429
______________
(1)Averages are calculated based on annualized amounts.
Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
September 30, 2026 (Unaudited)	$453.3	$2,118.5	—	N/A
December 31, 2025	294.6	2,234.4	—	N/A
December 31, 2024	500.0	2,277.1	—	N/A
December 31, 2023	541.4	2,353.7	—	N/A
December 31, 2022	415.2	1,958.8	—	N/A
December 31, 2021	—	—	—	N/A
SPV Asset Facility I
September 30, 2026 (Unaudited)	$429.0	$2,118.5	—	N/A
December 31, 2025	497.0	2,234.4	—	N/A
December 31, 2024	445.0	2,277.1	—	N/A
December 31, 2023	550.0	2,353.7	—	N/A
December 31, 2022	614.0	1,958.8	—	N/A
December 31, 2021	—	—	—	N/A
SPV Asset Facility II
September 30, 2026 (Unaudited)	$225.3	$2,118.5	—	N/A
December 31, 2025	320.3	2,234.4	—	N/A
December 31, 2024	475.0	2,277.1	—	N/A
December 31, 2023	—	2,353.7	—	N/A
SPV Asset Facility III
September 30, 2026 (Unaudited)	$350.0	$2,118.5	—	N/A
December 31, 2025	550.0	2,234.4	—	N/A
December 31, 2024	315.0	2,277.1	—	N/A
SPV Asset Facility IV
September 30, 2026 (Unaudited)	$441.5	$2,118.5	—	N/A
December 31, 2025	629.5	2,234.4	—	N/A
Athena CLO III
September 30, 2026 (Unaudited)	$270.0	$2,118.5	—	N/A
December 31, 2025	270.0	2,234.4	—	N/A
December 31, 2024	270.0	2,277.1	—	N/A
Series 2023A Notes(6)

September 30, 2026 (Unaudited)	$—	$—	—	N/A
December 31, 2025	100.0	2,234.4	—	N/A
December 31, 2024	100.0	2,277.1	—	N/A
December 31, 2023	100.0	2,353.7	—	N/A
Series 2023B-A Notes
September 30, 2026 (Unaudited)	$100.0	$2,118.5	—	N/A
December 31, 2025	100.0	2,234.4	—	N/A
December 31, 2024	100.0	2,277.1	—	N/A
December 31, 2023	100.0	2,353.7	—	N/A
Series 2023B-B Notes
September 30, 2026 (Unaudited)	$75.0	$2,118.5	—	N/A
December 31, 2025	75.0	2,234.4	—	N/A
December 31, 2024	75.0	2,277.1	—	N/A
December 31, 2023	75.0	2,353.7	—	N/A
Promissory Note(5)
December 31, 2021	$—	$—	—	N/A
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

($ in thousands)	As of September 30, 2026	As of December 31, 2025
Revolving loan commitments	$282,221	$364,759
Delayed draw loan commitments	278,372	459,339
Debt commitments	$560,593	$824,098

Total unfunded specialty finance equity commitments	$26,400	$31,038
Total unfunded other equity commitments	2,569	3,977
Equity commitments	$28,969	$35,015

Total Unfunded Commitments	$589,562	$859,113
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of September 30, 2026, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The table below presents the total amount of organization and offering costs, inclusive of organization and offering costs deferred under the expense deferral agreement, incurred by the Adviser and its affiliates since inception and charged to us as of the following dates:

	As of September 30, 2026	As of December 31, 2025
($ in thousands)
Organizational and offering costs incurred by the Adviser	$4,936	$4,936
Organizational and offering costs charged to the Company(1)	4,936	4,936
_______________
(1)As of September 30, 2026, $3.8 million relates to offering costs and $1.1 million relates to organizational costs. The organizational costs were incurred by the Adviser prior to the Company meeting the first installment of the Expense Deferral Agreement. The organizational costs were subsequently incurred in the Consolidated Statements of Operations as professional fees and other general and administrative as the Company met the expense deferral installments applicable for those periods.
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
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2026, management were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Expense Deferral Agreement
Our Adviser has agreed to incur and pay certain expenses pursuant to the Expense Deferral Agreement prior to April 30, 2023. We will be obligated to reimburse the aggregate amount of expenses previously paid by the Adviser in eighteen equal installments, upon meeting specified conditions.

The table below presents the total amount of expenses incurred by the Adviser on our behalf and as of the following periods:

	As of September 30, 2026	As of December 31, 2025
($ in thousands)
Expenses incurred by the Adviser	$7,679	$7,679
Organizational and offering costs incurred by the Adviser	4,299	4,299
Total Expenses Incurred by the Adviser	$11,978	$11,978
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
The table below presents the amounts, the number of installments and the amount we became obligated to reimburse the Adviser for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
($ in thousands)
Number of installments met by the Company	—	—	—	3

Expenses reimbursed to the Adviser	$—	$—	$—	$1,428
Organizational and offering costs reimbursed to the Adviser	—	—	—	568
Total Expense Reimbursed to the Adviser	$—	$—	$—	$1,996
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
Additionally, we invest in LSI Financing LLC, Credit SLF and Blue Owl Leasing, which are controlled affiliated investments, as defined in the 1940 Act and we invest in LSI Financing 1 DAC, and BOCSO 2025, which are non-controlled affiliated investments, as defined in the 1940 Act. Refer to “Note 3 — Agreements and Related Party Transactions” and “Note 4 — Investments” to our consolidated financial statements included in this Quarterly Report for further details.
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
We apply the practical expedient provided by the ASC 820 relating to investments in certain entities that calculate net asset value per share (or its equivalent). ASC 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate net asset value (“NAV”) per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC 820.
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
Investments are generally placed on non-accrual status when it is not probable that principal or interest will be collected in full. Accrued interest receivable is generally not carried as an asset once a loan is placed on non-accrual status unless collection is considered probable. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Cash receipts on non-accrual loans are recognized as interest income only when collection of principal is probable and otherwise are applied as a reduction of the loan’s recorded investment. Management may make exceptions to this treatment and determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
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
Recent Developments
Distribution
On November 3, 2026, our Board approved a distribution of $0.074775 per share, payable on or before December 31, 2026, to the shareholders of record as of November 30, 2026, a distribution of $0.074775 per share, payable on or before January 29, 2027, to the shareholders of record as of December 31, 2026, and a distribution of $0.074775 per share, payable on or before February 26, 2027, to the shareholders of record as of January 29, 2027.
Raise Proceeds
Subsequent to September 30, 2026 and through November 2, 2026, we have issued approximately 17,767 shares of our Class S common stock and approximately 728,725 shares of our Class I common stock and have raised total gross proceeds of approximately $0.2 million and $7.2 million, respectively. In addition, the Company received $0.3 million in subscription payments which the Company accepted on November 2, 2026 which is pending the Company’s determination of the net asset value per share applicable to such purchase.
Series 2023B-B Notes Prepayment
On October 15, 2026, we prepaid in full all $75.0 million in aggregate principal amount of the Series 2023B-B Notes at 100.0% of their principal amount, plus the accrued interest thereon through, but excluding, October 15, 2026.

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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2026 and December 31, 2025, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Interest Rate Risk
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.
As of September 30, 2026, 98.1% of our debt investments based on fair value were floating rates and the majority of our debt investments have a floor of 0.75%. Additionally, the weighted average reference rate floor, based on fair value, of our debt investments was 0.7%. The Revolving Credit Facility and our special purpose vehicle asset credit facilities bear interest at variable interest rates with an interest rate floor of 0.00%. The Series 2023B Notes bear interest at variable rates with a floor of 1.00%. Athena CLO III bears interest at fixed and variable rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$142,590	$70,172	$72,418
Up 200 basis points	95,060	46,781	48,279
Up 100 basis points	47,530	23,391	24,139
Down 100 basis points	(47,530)	(23,391)	(24,139)
Down 200 basis points	(95,060)	(46,781)	(48,279)
Down 300 basis points	(141,304)	(70,172)	(71,132)
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
Inflation Risk
U.S. inflation rates have fluctuated in recent periods, and remain well above historical levels over the past several decades. Ongoing inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. Persistent inflationary pressures could affect our portfolio companies’ profit margins.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (who serve as the Company’s principal executive officer and principal financial officer, respectively), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In order to satisfy the reinvestment portion of our dividends for the three months ended September 30, 2026, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price	Share Class
July 1, 2026	June 30, 2026	256,685	$9.70	Class S
July 1, 2026	June 30, 2026	871	9.70	Class D
July 1, 2026	June 30, 2026	641,227	9.70	Class I
August 3, 2026	July 31, 2026	254,634	9.67	Class S
August 3, 2026	July 31, 2026	880	9.67	Class D
August 3, 2026	July 31, 2026	649,169	9.67	Class I
September 1, 2026	August 31, 2026	247,100	9.75	Class S
September 1, 2026	August 31, 2026	880	9.75	Class D
September 1, 2026	August 31, 2026	655,310	9.75	Class I
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
10.1
Fourth Amendment to Senior Secured Credit Agreement, dated as of September 10, 2026, among Blue Owl Technology Income Corp., the subsidiary guarantors party thereto, the lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed September 15, 2026).

21.1*	Subsidiary List
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Supplemental Financial Information (Unaudited) of Blue Owl Credit SLF LLC for the period ended September 30, 2026.
99.2*	Supplemental Financial Information (Unaudited) of Blue Owl Leasing LLC for the period ended September 30, 2026.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Technology Income Corp.

Date: November 5, 2026	By:	/s/ Craig W. Packer
Craig W. Packer Chief Executive Officer

Date: November 5, 2026	By:	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Chief Operating Officer